Form 10QSB
period 1996-06-30
EGAN SYSTEMS INC
filed 1996-11-07
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

/ X /           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For The Quarterly Period Ended
                                 June 30, 1996

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

Commission file number            2-95836-NY

                               Egan Systems, Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                                 13-3250816
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.


                  1501 Lincoln Ave., Holbrook, New York 11741
                    (Address of principal executive offices)

                                (516) 588 - 8000
                         Registrant's telephone number


                      89K Cabot Court, Hauppauge, New York
      (Former name, former address and former fiscal year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No      .
    -----    -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date                      Class                 Shares Outstanding

7/31/96                   Common Stock          10,185,000

                       EGAN SYSTEMS, INC. AND SUBSIDIARY


                               TABLE OF CONTENTS


                                                              Page No.





PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    June 30, 1996 (unaudited) and December 31, 1995                1

   Condensed consolidated statements of operations (unaudited)
    for the six months ended June 30, 1996 and 1995                2

   Condensed consolidated statements of cash flows (unaudited)
    for the six months ended June 30, 1996 and 1995                3

   Notes to condensed consolidated financial
    statements (unaudited)                                       4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                                                                 6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                        8


SIGNATURES                                                         9


EXHIBITS                                                           10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,               December 31,
ASSETS                                                     1996                     1995
                                                        (Unaudited)
Current Assets
  Cash                                                  $    18,755            $     8,158
  Accounts receivable                                        77,364                 89,005
  Inventory                                                  14,983                 33,716
  Other current assets                                        7,914                  5,339
      Total Current Assets                                  119,016                136,218

Property and Equipment - net                                 63,868                 66,828

Other Assets
  Computer software development costs - net                 401,853                383,440
  Security deposits                                           3,126                  3,126
      Total Other Assets                                    404,979                386,566

      Total Assets                                      $   587,863            $   589,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                      $     4,236            $     9,496
  Payroll taxes payable                                      41,638                102,722
  Accrued expenses and other current liabilities             41,153                 52,184
  Due to officer                                              7,156                  7,456
  Due to stockholder                                         85,000                   -
      Total Current Liabilities                             179,183                171,858

Long-term debt                                               75,750                 75,750
      Total Liabilities                                     254,933                247,608

Stockholders' Equity
  Common stock - $.05 par value, shares authorized -
   30,000,000 shares, issued and outstanding
   10,185,000 in 1996 and 1995                              509,250                509,250
  Additional paid-in capital                              1,752,814              1,752,814
  Deficit                                                (1,929,134)            (1,920,060)
      Total Stockholders' Equity                            332,930                342,004

      Total Liabilities and Stockholders' Equity        $   587,863            $   589,612

The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.


           See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                       1996             1995          1996           1995
Net sales                                         $   174,331     $    196,641   $   445,457    $   414,535


Cost and expenses:
  Cost of goods sold                                   28,739           11,585        39,331         38,426
  Research and development costs                       72,028           65,584       179,319        180,621
  Selling, shipping,
   general and administrative                          75,092          114,592       126,629        167,267
  Interest                                              1,231            3,136         2,462          6,886
  Depreciation and amortization                        53,495           36,439       106,790         75,530
  Loss on sale of license                                   -                -             -          4,475

                                                      230,585          231,336       454,531        473,205


Net (loss) income                                 $   (56,254)    $    (34,695)  $    (9,074)   $   (58,670)


Weighted average number of
 common shares outstanding                         10,185,000        9,901,667    10,185,000      9,901,667


Earnings (loss) per common share:

  Primary and fully diluted                       $     (0.01)    $       0.00   $     (0.00)   $     (0.01)


           See notes to condensed consolidated financial statements.

                                    PART I

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)

                                                              Six Months Ended
                                                                  June 30,
                                                       1996                    1995
Net cash provided by operating activities        $       48,140            $      45,993


Cash flows from investing activities:
  Sale of license                                             -                   70,000
  Purchase of property and equipment                    (10,040)                 (11,446)
  Computer software development costs                  (112,203)                 (85,886)

      Net cash used in investing activities            (122,243)                 (27,332)


Cash flows from financing activities:
  Due to stockholders                                    84,700                    2,100
  Payment of long-term debt                                   -                  (24,042)
  Proceeds from sale of common stock                          -                   25,000

      Net cash provided by financing activities          84,700                    3,058


Net increase in cash                                     10,597                   21,719


Cash - beginning of period                                8,158                      300


Cash - end of period                             $       18,755            $      22,019


Supplemental cash flows information:

Interest paid                                    $            -            $       6,911

Taxes paid                                       $          470            $           -

           See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  STATEMENT PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan systems, Inc. and Subsidiary as of June 30, 1996 and the results of their operations and cash flows for the six months ended June 30, 1996 and 1995.

Primary net income per common share is computed based on the weighted average number of outstanding common shares and equivalents (stock options, warrants and convertible note payable). Primary and fully diluted earnings per common share also assumed the conversion of the subordinated convertible note payable. As of the date of this report, if the options and warrants were exercised, the total shares outstanding would amount to 14,415,000 shares.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for interim reporting under Form 10-QSB have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.



NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. For the six months ended June 30, 1996 and 1995, accumulated amortization amounted to $273,095 and $116,187, and amortization of computer software development costs charged to operations was $93,790 and $60,358, respectively.

NOTE 3.  INVENTORY

Inventory, which consists of finished goods, specifically security devices and documentation, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.


NOTE 4.  SALE OF LICENSE

On March 9, 1995, the Company sold for $100,000 the exclusive software license it purchased for $75,000 in March 1994. The license allows the holder to distribute the software to distributors and end-users. Furthermore, the Company has retained certain rights to sell the software and the purchaser has agreed to grant additional discounts to the Company amounting up to approximately $175,000 on purchases by the Company. The Company has recognized a loss of approximately $5,000 related to the sale of this license which includes the write-off of approximately $40,000 in net capitalized computer software development costs and $65,000 in net license purchase costs.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net Sales

For the six months ended June 30, 1996 and 1995, revenue totaled approximately $445,000 and $415,000, respectively. Sales have increased approximately 7% as a result of the sales increase related to the release in January 1996 of the Companys' updated COBOL 2.1 software.

Management remains optimistic that the Company will regain profitability in 1996. The Companys' products traditionally offer relatively high gross margins. The Company has a number of additional software products in its development pipeline which it expects to release in the near future and which the Company expects to substantially contribute to sales. In addition, management is analyzing expenditures with the goal of reducing disbursements whenever possible. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

Cost and Expenses

Cost of goods sold for the six months ended June 30, 1996 and 1995 were approximately $39,000 and $38,000, and gross profit percent was approximately 91% and 91%, respectively.

Research and development costs were approximately $179,000 and $180,000 for the six months ended June 30, 1996 and 1995, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A), net of research and development costs, for the six months ended June 30, 1996 and 1995 were approximately $127,000 and $167,000, respectively. Accordingly, SG&A costs, including research and development costs, was approximately $306,000 and $347,000 for the six months ended June 30, 1996 and 1995, respectively. The capitalization of computer software development costs for the six months ended June 30, 1996 and 1995 reduced SG&A expenses by approximately $112,000 and $86,000, respectively. The decrease in SG&A costs has been substantially attributed to reductions in payroll and payroll benefits expense related to the Company's software support staff in 1996.

In addition, the Company expects SG&A costs to continue to be lower in 1996 due to certain expenditures which were eliminated in 1995 as a result of the Company's ongoing expense evaluation program.

PART II, Item 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.):

Interest Expense

Interest expense for the six months ended June 30, 1996 and 1995 was approximately $2,000 and $7,000, respectively.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 1996 and 1995 was approximately $107,000 and $76,000, respectively. The increase is substantially attributed to the increase in amortization of capitalized computer software costs of $31,000.

Liquidity

As of June 30, 1996, the Company's net cash provided by operations was approximately $48,000 and is substantially attributed to the net loss of approximately $(9,000), depreciation and amortization of $107,000 and the reduction in payroll tax liabilities of $(61,000) as compared to the balances at December 31, 1995. Payroll tax liabilities were reduced as a result of a loan received from a shareholder.

Net cash used in investing activities declined during the six months ended June 30, 1996 by approximately $122,000 and is attributed to the purchase of property and equipment of $10,000 to support the Company's ongoing research and development activities and the capitalization of computer software development costs of approximately $112,000.

Net cash provided by financing activities increased by approximately $85,000 for the six months ended June 30, 1996 due to a loan from a stockholder.

Management believes that the Company has sufficient cash resources to meet the expected needs in the present fiscal year. Management does not anticipate any additional large capital expenditures in the current year. At present the Company does not maintain a line of credit facility with a lending institution.

Inflation and Seasonality

The Company does not anticipate that inflation will significantly impact its business. The Company does not believe its business is subject to fluctuations due to seasonality.

                          PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits - Required by Item 601 of Regulation S-B.

               (11) Statement regarding computation of per share earnings.


(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                             S I G N A T U R E S




In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                     EGAN SYSTEMS, INC.
                                     (Registrant)






                                      /S/ Edward Egan
                                      Edward Egan (President)
                                      And Chief Financial Officer)


Date: