Form 10QSB
period 1996-09-30
EGAN SYSTEMS INC
filed 1996-11-14
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For The Quarterly Period Ended
                               September 30, 1996

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

          Commission file number                           2-95836-NY

                               Egan Systems, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware
         (State or other jurisdiction of                   13-3250816
         incorporation or organization)                 (I.R.S. Employer
                                                        Identification No.

1501 Lincoln Ave., Holbrook, New York                         11741
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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date                       Class                 Shares Outstanding

10/29/96                   Common Stock          10,185,000

EGAN SYSTEMS, INC. AND SUBSIDIARY


TABLE OF CONTENTS

                                                                                         Page No.


PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    September 30, 1996 (unaudited) and December 31, 1995                                    1

   Condensed consolidated statements of operations (unaudited) for the
    nine months ended September 30, 1996 and 1995                                           2

   Condensed consolidated statements of cash flows (unaudited) for the
    nine months ended September 30, 1996 and 1995                                           3

   Notes to condensed consolidated financial
    statements (unaudited)                                                                4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                            6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                                 8


SIGNATURES                                                                                  9


EXHIBITS                                                                                    10

ITEM 1. FINANCIAL STATEMENTS

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   September 30,                 December 31,
ASSETS                                                                  1996                         1995
                                                                    (Unaudited)

Current Assets
  Cash                                                              $    59,113                  $     8,158
  Accounts receivable                                                    88,623                       89,005
  Inventory                                                              16,137                       33,716
  Other current assets                                                    7,047                        5,339
      Total Current Assets                                              170,920                      136,218

Property and Equipment - net                                             62,970                       66,828

Other Assets
  Computer software development costs - net                             410,979                      383,440
  Security deposits                                                       3,126                        3,126
      Total Other Assets                                                414,105                      386,566

      Total Assets                                                  $   647,995                  $   589,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                  $    10,689                  $     9,496
  Payroll taxes payable                                                     -                        102,722
  Accrued expenses and other current liabilities                         38,242                       52,184
  Due to officer                                                          7,156                        7,456
  Current maturities of long-term debt                                   75,750                          -
      Total Current Liabilities                                         131,837                      171,858

Long-term debt                                                              -                         75,750
      Total Liabilities                                                 131,837                      247,608

Stockholders' Equity
  Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding
  10,185,000 in 1996 and 1995                                           509,250                      509,250
  Additional paid-in capital                                          1,912,814                    1,752,814
  Deficit                                                            (1,905,906)                  (1,920,060)
      Total Stockholders' Equity                                        516,158                      342,004

      Total Liabilities and Stockholders' Equity                    $   647,995                  $   589,612

The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                          Three Months Ended                 Nine Months Ended
                                                           September 30,                        September 30,
                                                         1996            1995                1996            1995


Net sales                                           $   220,138       $   177,898       $    665,595     $   592,433


Cost and expenses:
  Cost of goods sold                                     16,200            17,154             55,531          55,580
  Research and development costs                         36,054            58,237            215,373         188,858
  Selling, shipping,
   general and administrative                            84,530            98,120            211,159         315,387
  Interest                                                6,231             3,728              8,693          10,614
  Depreciation and amortization                          53,895            39,437            160,685         114,967
  Loss on sale of license                                 -                 -                  -               4,475

                                                        196,910           216,676            651,441         689,881


Net (loss) income                                   $    23,228       $   (38,778)      $     14,154     $   (97,448)


Weighted average number of
 common shares outstanding                           10,185,000         9,912,777         10,185,000       9,912,777


Earnings (loss) per common share:

  Primary and fully diluted                         $     (0.00)      $      0.00       $      (0.00)    $     (0.01)





See notes to condensed consolidated financial statements.

                                     PART I

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                     1996                 1995
Net cash provided by operating activities                         $  75,321             $  65,576


Cash flows from investing activities:
  Sale of license                                                     -                   100,000
  Purchase of property and equipment                                (16,142)              (16,656)
  Computer software development costs                              (168,224)             (131,133)

      Net cash used in investing activities                        (184,366)              (47,789)


Cash flows from financing activities:
  Due to stockholders                                                 -                     2,100
  Payment of long-term debt                                           -                   (40,042)
  Proceeds from sale of common stock options                        160,000                 -
  Proceeds from sale of common stock                                  -                    25,000
      Net cash provided by financing activities                     160,000               (12,942)


Net increase in cash                                                 50,955                 4,845


Cash - beginning of period                                            8,158                   300


Cash - end of period                                              $  59,113             $   5,145


Supplemental cash flows information:

Interest paid                                                     $   -                 $  10,638

Taxes paid                                                        $     470             $   -




See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                  (UNAUDITED)



NOTE 1.  STATEMENT PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan systems, Inc. and Subsidiary as of September 30, 1996 and the results of their operations and cash flows for the nine months ended September 30, 1996 and 1995.

Primary net income per common share is computed based on the weighted average number of outstanding common shares and equivalents (stock options, warrants and convertible note payable). Primary and fully diluted earnings per common share also assumed the conversion of the subordinated convertible note payable. As of the date of this report, if the options and warrants were exercised, the total shares outstanding would amount to 18,415,000 shares.

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

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.



NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. For the nine months ended September 30, 1996 and 1995, accumulated amortization amounted to $319,991 and $149,127, and amortization of computer software development costs charged to operations was $140,685 and $93,298, respectively.

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

NOTE 5.  SALE OF STOCK OPTIONS

On September 30, 1996, the Company sold common stock options to certain shareholders in the amount of $160,000. The options give the holder the right to purchase up to 4,000,000 shares of the Company's $.05 par value common stock at $.25 per share and are exercisable through September 30, 1999.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Net Sales

For the nine months ended September 30, 1996 and 1995, revenue totaled approximately $667,000 and $592,000, respectively. Sales have increased approximately 13% as a result of the sales increase related to the release of the Companys' updated COBOL 2.1 software.

Management remains optimistic that the Company will remain profitable throughout the remainder of 1996. The Companys' products traditionally offer relatively high gross margins. The Company has a number of additional software products in its development pipeline which it expects to release in the near future and which the Company expects to substantially contribute to sales. In addition, management is analyzing expenditures with the goal of reducing disbursements whenever possible. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

Cost and Expenses

Cost of goods sold for the nine months ended September 30, 1996 and 1995 were approximately $56,000 and $56,000, and gross profit percent was approximately 92% and 91%, respectively.

Research and development costs were approximately $215,000 and $189,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company continues to expend increasingly significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A), net of research and development costs, for the nine months ended September 30, 1996 and 1995 were approximately $211,000 and $315,000, respectively. Accordingly, SG&A costs, including research and development costs, was approximately $426,000 and $504,000 for the nine months ended September 30, 1996 and 1995, respectively. The capitalization of computer software development costs for the nine months ended September 30, 1996 and 1995 reduced SG&A expenses by approximately $168,000 and $131,000, respectively. The decrease in SG&A costs and the increase in capitalization of computer software development costs was attributed to increased research and development efforts by the company.

In addition, the Company expects SG&A costs to continue to be lower in 1996 due to certain expenditures which were eliminated in 1995 as a result of the Company's ongoing expense evaluation program.

PART II, Item 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.):

Interest Expense

Interest expense for the nine months ended September 30, 1996 and 1995 was approximately $9,000 and $11,000, respectively.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 1996 and 1995 was approximately $161,000 and $114,000, respectively. The increase is substantially attributed to the increase in amortization of capitalized computer software costs of $48,000.

Liquidity

As of September 30, 1996, the Company's net cash provided by operations was approximately $75,000 and is substantially attributed to the net income of $14,000, depreciation and amortization of $161,000 and the reduction in payroll tax liabilities of $(102,000) as compared to the balances at December 31, 1995. Payroll tax liabilities were reduced by utilizing the proceeds from the sale of common stock options for $160,000.

Net cash used in investing activities declined during the nine months ended September 30, 1996 by approximately $184,000 and is attributed to the purchase of property and equipment of $16,000 to support the Company's ongoing research and development activities and the capitalization of computer software development costs of $168,000.

Net cash provided by financing activities increased by $160,000 as a result of the sale of common stock options.

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


(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


Date: October 29, 1996