Form 10KSB40
period 1996-12-31
EGAN SYSTEMS INC
filed 1997-03-31
CIK 763846

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                                 FORM 10-KSB
                                 -----------
                        ANNUAL OR TRANSITIONAL REPORT

   (Mark One)
(X)             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                                     OR
( )           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 2-95836-NY

                             EGAN SYSTEMS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            --------------------

         DELAWARE                                          13-3250816
         --------                                          ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1501 LINCOLN AVENUE,HOLBROOK,NY                              11741
-------------------------------                              -----
(Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number,including area code: (516) 588-8000

                              --------------------

    SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

    SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:  NONE

CHECK WHETHER THE ISSUER(1)FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES X NO
                 -     -

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB (X)

Revenues for the most recent fiscal year were $854,791.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 based upon the average bid and asked prices of such stock on that date was $13,825,800.

The number of shares of the registrant's Common Stock outstanding as of February 28, 1997 was 10,765,000.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1-BUSINESS

GENERAL

Egan Systems, Inc. (the Company) was incorporated under the laws of the state of Delaware in 1987.

The Company is engaged in the business of developing, selling and supporting computer software products, particularly products related to the COBOL computer language. The company's main business has been and continues to be the creation and sale of COBOL language dialects that permit programs written in heretofore proprietary versions of COBOL to move (migrate) to inexpensive high performance systems available from a variety of suppliers without the need to rewrite the programs.

Much of the Company's existing business is with firms who at one time or another enjoyed a relationship with Data General Corp. and employed one or more versions of Data General's COBOL products. In providing an alternative to D.G.'s proprietary products the Company was able to gain customers that had been Data General's but also, by the quality of Egan's product offerings, to make D.G. both a distributor of one of the Company's products, Interactive COBOL, and in December of 1996 to become an Accredited Service Provider to D.G. for the Company's VX COBOL product. Under terms of this agreement, Data General will, in return for a commission, market Egan's VX product and migration skills to a portion of D.G.'s customer base. While no contracts have been awarded under this agreement yet, there are already bids outstanding valued in the hundreds of thousands of dollars.

NEW PRODUCTS

In 1996 the Company introduced new feature enhanced versions of its Interactive COBOL (ICOBOL) product, an open Data Base Convention (ODBC), a new Terminal Emulation Product (ICDGTERM) and a support product called Watch. ODBC allows PC products like Crystal Reports and Microsoft ACCESS to read and extract data contained in ICOBOL's ISAM data files, for the purpose of creating ad hoc reports etc. ICDGTERM inexpensively allows a PC to emulate a variety of proprietary terminals. WATCH allows supervisory or support individuals to view and even take control of a terminal operated distantly from the viewer for the purpose of instruction or correction. The Company believes that continual product improvement coupled with appropriate accessory products are necessary to retain existing customers and gain new ones.

In June of 1996 the Company announced and provided preliminary specification for versions of ICOBOL created to run in native mode on Windows '95 and Windows NT. In addition the Company announced that with the acquisition and incorporation of technology from Flexus International Corp. of Bangor, PA users of traditionally character based ICOBOL will be able to create Graphical User Interface (GUI) screens not unlike those common to PC based Windows programs for existing ICOBOL programs. Egan Systems will pay royalties to Flexus for
all Flexus screen development and runtime licenses the Company sells.   These
new products have been available for evaluation by

NEW PRODUCTS (CONT'D.)

prospective customers since December of 1996 and are expected to be released for sale and delivery in late March of 1997.

The Company has posted a web site at www.icobol.com where existing customers can usefully obtain the latest release of all products for which they are licensed and others interested in the Company can obtain product and pricing information.

OPPORTUNITY AND INVESTMENT

As previously mentioned, the Company has for the last ten years engaged in development activity related to the COBOL computer language. The advent of the year 2000 or millennium poses a very substantial problem for users of computer systems employing COBOL programs and a potentially mammoth opportunity for Egan Systems, Inc.

In response to a 1959 request of the Department of Defense for a common business computer language, in April of 1960 initial specification for a new programming language called COBOL (Common Business Oriented Language) was released and is referred to as COBOL-60. In January of 1963, the American National Standards Institute met to create COBOL standard and in 1968 released ANSI COBOL-68. Subsequently, ANSI-74 and ANSI-85 standards were released.

COBOL was and is the computer language of business and government. It is employed world wide by hundreds of thousands of organizations. According to International Data Corp. there are some 180 billion lines of COBOL code in use. In 1994, 56% of all new multiuser programs were written in COBOL and virtually every mainframe computer in the world employs it. And, on New Years Day, the year 2000, it may all well crash.

The problem occurs because of COBOL's long history. In the 1960's, 70's and 80's, computer memory and disk storage were very expensive and limited. Efforts were made therefore to minimize the size of computer code wherever possible. One common mechanism employed was to truncate a date descriptor to six characters (mmddyy) instead of the full eight (mmddyyyy). This saved two characters and really was worthwhile, given the frequency with which the date occurs in programs and data of all types. The computer simply assumed the preface 19 in all year descriptions.

Now move forward to January 1, 2000. The computer's internal clock registers the date change and the computer's software starts another days work in the year 00. That is, 1900 and therein lies the problem.

In truth, no one really knows what will happen, but in the opinion of virtually all, it will, if left uncorrected, be very unpleasant for civilization as we know it.

OPPORTUNITY AND INVESTMENT (CONT'D.)

Correcting the problem is superficially simple and straight forward. Locate and change every deficient date descriptor in every line of source code in every COBOL program an organization's computer system(s) employ. Find every instance where a recognized date descriptor modifies or is modified by an unknown date descriptor. Make the changes without damaging the program. Be sure to find and correct every one, because if one is overlooked, the consequences might be very serious. An organizations' source code may contain only one or two million lines of code or, as is reported for Square D, 150 million lines of code.

The problem is one of magnitude, compounded by the fact that by definition many, even most, of the programs with the Year2K problem were written years ago. Their authors have departed and un- or under-documented code was viewed as job security.

Egan Systems, Inc. has been providing an analysis tool with every copy of its compiler technology shipped since 1991. The Company believes that this tool, in substantially modified form, can provide the user with a mechanism to accurately identify, locate and characterize every deficient date descriptor in a set of source code, regardless of size. With this information, additional tools can be created to facilitate appropriate modification of the sources on a manual basis and in some cases on an automated basis. Additionally, it is possible that certain utilities already possessed by the Company may provide one method to address the need to modify any data fields that require correction.

Because the Company is skilled in COBOL and possesses certain technology that the Company believes will be useful in addressing this very substantial opportunity and lacking sufficient resources to aggressively pursue this line of development, the Company attempted to raise additional funding from certain of its existing investors in late 1996. By early January 1997, with the funds in hand, the Company acknowledged its ongoing development efforts to produce a suite of software tools intended to address the issue of year 2000 compliance. As of this date, the Company has made no estimate of actual product release but is targeting very late Spring, 1997.

Various entities report that there are at least 200 companies world wide addressing at least some aspect of the Year2K opportunity, of which most are larger than Egan Systems, Inc. Far fewer however, are engaged in the development and support of the COBOL language.

The widely quoted Gartner Group estimate of the cost to correct the Year2K problem is $600 billion world wide.

ANALYSIS OF CUSTOMERS

The Company has always focused its sales on current or prior users of Data General hardware and software and most particularly on a category of customer known as a reseller or VAR. Resellers create programs which are sold, modified, improved and sold again. In general they purchase multiple copies of COBOL every year and require a level of ongoing support that decreases with time, a consideration of some import given the need to devote valuable programmer skills to new products and features. The Company deals directly with approximately 90 resellers and indirectly through distribution with another 70.

The Company enjoyed 28% of its sales total in 1996 to and through one company that functions as a distributor for the Company.

The Company's software is in use in North and South America, Europe, Africa, Asia and Australia.

INVENTORY, SUPPLIES AND MANUFACTURING

The Company maintains sufficient quantities of material on hand to satisfy normal shipping requirements. The Company is not forced to rely on any single vendor or group of vendors to satisfy its materials requirements.

COMPETITION

The computer software industry is very highly competitive and populated by many large and medium size companies and subject to rather rapid technological advance. There is no assurance that the Company will continue to grow or even to maintain a competitive position. The Company will continue to seek to develop successful products that address market niches that provide appropriate opportunity but are small enough to avoid determined penetration by larger, better funded competitors.

INTELLECTUAL PROPERTY

All of the Company's products and source code is protected by copyright. Furthermore all delivered executable code for MS-DOS, Novell and the various Unix versions that execute on systems employing Intel or Intel cloned processors is protected from illicit duplication by the requirement for the presence of a unique mechanical security device available only from the Company. This type of protection has been extended to all categories of Unix systems with the introduction of Interactive COBOL in April, 1994.

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 1996 and 1995, research and development expenditures amounted to approximately $587,000 and $622,000, of which approximately $240,000 and $201,000 was capitalized as of December 31, 1996 and December 31, 1995, respectively.

EMPLOYEES

Egan Systems has 7 full time employees, 5 of which are engaged in software development and 2 involved in sales and administration.

ITEM 2-PROPERTIES

Egan Systems leases part of a building at 1501 Lincoln Avenue, Holbrook, New York containing approximately 1,250 square feet, of which approximately 800 square feet are used for executive and clerical offices an production and the remaining 450 square feet is used for warehousing, shipping and receiving. The lease requires monthly rent payments of $580 and expires on October 31, 1997. The Company also occupies a part of a building at 4904 Waters Edge Drive, Raleigh, North Carolina containing 2,000 square feet used for research and product development. The lease expires on January 31, 2000, and requires annual payments of approximately $35,000. During the year ended December 31, 1996, the Company paid approximately $41,000 for the rental of properties.


ITEM 3-LEGAL PROCEEDINGS

No material legal proceedings are pending by or against the Company, or to the knowledge of the Company, are contemplated against the Company.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Security Holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                                    PART II


ITEM 5-MARKET FOR COMMON EQUITY AND RELATED MATTERS

The table below sets forth the high and low closing bid prices of the Company's Common Stock for the last two calendar years. Since the shares are not listed on NASDAQ, but on the Eastern Regional "Pink Sheets" and on the NASDAQ Electronic Bulletin Board (Symbol EGNS), the Company can only supply a general estimate of the price range of its shares on a quarterly basis.

CALENDAR YEARS                        BID PRICES

    1996                  High             Low
    ----                  ----             ---
First Quarter             $.44             $.16
Second Quarter            $.38             $.25
Third Quarter             $.38             $.28
Fourth Quarter            $.47             $.25

    1995
    ----
First Quarter             $.31             $.06
Second Quarter            $.22             $.06
Third Quarter             $.25             $.03
Fourth Quarter            $.17             $.03

On February 28, 1997, the high bid and asked quotations for the Company's Common Stock were $1.75 and $1.4375 per share, respectively.

The Company believes that on December 31, 1996, there were 82 shareholders of record of the Company's stock.

The Company has not paid any dividends on its Common Stock and has determined, for the foreseeable future, to retain earnings, if any, to fund additional development and to take advantage of any opportunities that might become apparent.


ITEM 7-FINANCIAL STATEMENTS

The financial statements are presented on F1 through F12


ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS - YEARS ENDED DECEMBER 31, 1996 AND 1995:

NET SALES

For the years ended December 31, 1996 and 1995, revenue totaled approximately $855,000 and $770,000, respectively. Sales have increased approximately 11% as a result of the sales increase related to the release of the Companys' updated COBOL 2.1 software.

The Company has recently signed a new marketing agreement with Data General Corp. whereby Egan Systems, Inc. has become an Accredited Service Provider. Under this agreement, Data General Corp. will, for a commission, market certain Egan Systems, Inc. products and skills to a portion of the Data General Corp.'s customer base. The Company is optimistic that this agreement will provide a substantial new revenue source for at least the next fiscal year.

Management remains optimistic that the Company will remain profitable in 1997. The Companys' products traditionally offer relatively high gross margins. The Company has a number of additional promising software products in its development pipeline which it expects to release in the near future and which the Company expects to substantially contribute to sales. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES

Cost of goods sold for the years ended December 31, 1996 and 1995 were approximately $76,000 and $66,000, and gross profit percent was approximately 91%.

Research and development costs were approximately $348,000 and $421,000 for the year ended December 31, 1996 and 1995, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise. The decline is due to the Company capitalizing approximately $40,000 more computer software development costs in 1996 than in 1995 related to new Company products which have achieved technological feasibility in 1996.

Selling, shipping and general and administrative expenses (SG&A) for the years ended December 31, 1996 and 1995 were approximately $535,000 and $641,000, respectively. SG&A costs, net of research and development costs, was approximately $187,000 and $220,000 for the years ended December 31, 1996 and 1995, respectively. Accordingly, the capitalization of computer software development costs for the years ended December 31, 1996 and 1995 reduced SG&A expenses by approximately $348,000 and $421,000, respectively. The decrease in SG&A costs was attributed primarily to a reduction in payroll in 1996 of approximately $56,000.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.):

INTEREST EXPENSE

Interest expense for the years ended December 31, 1996 and 1995 was approximately $10,000 and $14,000, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the nine months ended September 30, 1996 and 1995 was approximately $161,000 and $114,000, respectively. The increase is substantially attributed to the increase in amortization of capitalized computer software costs of $48,000.

LIQUIDITY

As of December 31, 1996, the Company's net cash provided by operations was approximately $134,000 and is substantially attributed to the net income of $16,000, depreciation and amortization of $218,000 and the reduction in payroll tax liabilities of $(98,000) as compared to the balances at December 31, 1995. Payroll tax liabilities were reduced by utilizing the proceeds from the sale of common stock options for $160,000.

Net cash used in investing activities declined during the year ended December 31, 1996 by approximately $265,000. The decrease is attributed to the purchase of computer software and hardware equipment of approximately $25,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of approximately $240,000.

Net cash provided by financing activities increased by approximately $160,000 as a result of the sale of common stock options.

Management believes that the Company has obtained sufficient cash resources to meet its expected needs in the present fiscal year. Management does anticipate a large capital expenditure in the current year related to the Company's attempt to development a product for the "Millenium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business. The Company does not believe its business is subject to fluctuations due to seasonality.

                                    PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

Name                         Age                Position
----                         ---                --------
Edward J. Egan                56      Chairman, Chief Executive Officer
                                      Treasurer and President

Ralph Jordan                  44      President of Envyr Corp. Subsidiary,
                                      Director

Barbara Jean Schultz          45      Secretary and Director

Jack Laskin                   69      Director

Allan J. Fabrick              51      Director

Anthony A. Caputo             55      Director

Edward J. Egan has been Chairman of the Board, President, Treasurer and Chief Executive Officer of the Company since March 10, 1987. From 1983 through December 1986, Mr. Egan had been Executive Vice President of Diplomat Systems Corp. Prior to that, Mr. Egan had been Sales and Marketing Manager for Computer Products at Schweber Electronics Corp., Westbury, New York.

Barbara Jean Schultz has been Corporate Secretary and a Director of the Company since March 10, 1987. Prior to then Ms. Schultz had been office and product manager for Diplomat Systems from 1983 through 1986 and a product manager and assistant product manager at Schweber Electronics.

Jack Laskin has been a Director of the Company since its inception in March of 1987. Prior to his retirement in 1986, Mr. Laskin was President of Diplomat Electronics Corp. from 1983 through 1986 and Vice President for Marketing at Schweber Electronics until 1983.

Mr. Ralph Jordan became a Director of the Company when the Company acquired Envyr Corp., of which Mr. Jordan was President, in December of 1987. Mr. Jordan left Data General Corp. where he had headed the Languages department, in November of 1986 to found Envyr Corp. Mr. Jordan is still President of the Company's Envyr subsidiary.

Allan J. Fabrick became a director of the Company in April, 1994 as a nominee of the placement agent in the Company's recent private placement. Mr. Fabrick is a nationally recognized environmental scientist. From 1984 through 1993, Mr. Fabrick served as Vice President of Odessa Engineering, responsible for the design and development of the Company's Environmental Aide software products, international marketing and the management information system used by Odessa. From 1983 to 1984 M. Fabrick served as Vice President of MEF Environmental, a company he co-founded. Mr. Fabrick also had previous affiliations with NUS Corporation, Radian Corporation, Environmental Research Associates and Science Applications Inc. Mr. Fabrick holds a B.S. in Physics and Engineering from the University of California at

Berkeley and an M.A. in Physics from the University of Michigan.

Anthony A. Caputo became a director of the Company in April, 1994 as a nominee of the placement agent in the Company's recent private placement. Since 1987 Mr. Caputo has served as the Chairman and Chief Executive Officer of Information Resource Engineering, Inc. a publicly traded company engaged in the computer network security industry. In 1982, Mr. Caputo founded another computer security firm, TACT Technology, as a division of a public company that managed TACT as a separate company. Mr. Caputo resigned from TACT Technology in November, 1986 to join Information Resource Engineering, Inc. Mr. Caputo has over 20 years experience in the computer industry, in marketing and management capacities. He has served as an officer of several publicly traded companies including International Mobile Machines, Inc. and Comshare, Inc., as well as serving as an officer of Value Software, now part of Computer Associates, Inc.


ITEM 10-EXECUTIVE COMPENSATION

Compensation of Edward J. Egan and Barbara Jean Schultz for the year ended December 31, 1996 amounted to approximately $90,000 and $41,000 respectively.


ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class            Name                      Number of           Percent
of Shares        of Beneficial Owner       Shares Owned        Of Class
---------        -------------------       ------------        --------
Common           Edward J. Egan             1,600,000            15.7%

Common           Networth Partners          1,400,000 (1)        24.2%

Common           Barbara Schultz                -     (2)         1.9%

Common           Ralph Jordan                  90,000 (3)         4.6%

Common           Jack Laskin                  400,000 (3)         7.9%

Common           All executives and
                 directors as a group       5,890,000 (4)        43.3%

(1) Includes options to purchase 1,400,000 shares exercisable within 60 days.
(2) Includes options to purchase 200,000 shares exercisable within 60 days.
(3) Includes options to purchase 400,000 shares exercisable within 60 days.
(4) Includes options to purchase 1,000,000 shares exercisable within 60 days.


ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM-13 EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         3A      Articles of Incorporation (1)
         3B      ByLaws of Registrant (1)
         11      Computation of per share earnings

(b)      Reports on Form 8-K:None


-------------------------------

(1) Filed as an exhibit to the Registration Statement on Form S-18 (File No. 2-95836-NY) of the Registrant and incorporated by reference herein.

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
              FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
                            BY NON-REPORTING ISSUES


No Proxy material or annual report has been sent to security-holders. Proxy material to be furnished to security-holders subsequent to the filing of this form shall be furnished to the Commission when it is sent to security-holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 20th day of March, 1997.


                               EGAN SYSTEMS, INC.



                               By /s/Edward J. Egan
                                 ----------------------------
                               Edward J. Egan, President
                               Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature           Title                              Date
         ---------           -----                              ----
/s/Edward J. Egan            Chairman, President, Chief         March 20, 1997
-----------------------      Executive Officer, Treasurer
Edward J. Egan               (Principal Executive, Financial
                              and Accounting Officer)

/s/Barbara Jean Schultz      Secretary, Director                March 20, 1997
-----------------------
Barbara Jean Schultz

/s/Jack Laskin               Director                           March 20, 1997
-----------------------
Jack Laskin

/s/Ralph Jordan              Director                           March 20, 1997
-----------------------
Ralph Jordan

/s/Allan J. Fabrick          Director                           March 20, 1997
-----------------------
Allan J. Fabrick

/s/Anthony A. Caputo         Director                           March 20, 1997
-----------------------
Anthony A. Caputo

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                               DECEMBER 31, 1996


                               TABLE OF CONTENTS



                                                                       Page No.
REPORT OF INDEPENDENT AUDITORS                                           F-2



FINANCIAL STATEMENTS:

  Consolidated balance sheets at December 31, 1996 and 1995              F-3

  Consolidated statements of operations, years ended
   December 31, 1996, 1995 and 1994                                      F-4

  Consolidated statements of changes in stockholders' equity,
   years ended December 31, 1996, 1995 and 1994                          F-5

  Consolidated statements of cash flows, years ended
   December 31, 1996, 1995 and 1994                                      F-6

  Notes to consolidated financial statements,
   December 31, 1996, 1995 and 1994                                   F-7 - F-12

                      [PATRUSKY, MINTZ & SEMEL LETTERHEAD]




                         REPORT OF INDEPENDENT AUDITORS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
EGAN SYSTEMS, INC. AND SUBSIDIARY



We have audited the accompanying consolidated balance sheets of Egan Systems, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Egan Systems, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



/s/ PATRUSKY, MINTZ & SEMEL





New York, New York
January 31, 1997

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

ASSETS                                                                        1996                       1995
                                                                              ----                       ----
Current Assets
  Cash (Note 2)                                                         $        37,298             $         8,158
  Accounts receivable                                                            85,358                      89,005
  Inventory (Note 2)                                                             12,856                      33,716
  Other current assets                                                            5,894                       5,339
                                                                        ---------------             ---------------

      Total Current Assets                                                      141,406                     136,218
                                                                        ---------------             ---------------

Property and Equipment (Notes 2 and 3)                                           61,543                      66,828
                                                                        ---------------             ---------------

Other Assets
  Computer software development costs - net (Notes 2 and 4)                     435,400                     383,440
  Security deposits                                                               3,126                       3,126
                                                                        ---------------             ---------------

      Total Other Assets                                                        438,527                     386,566
                                                                        ---------------             ---------------

      Total Assets                                                      $       641,476             $       589,612
                                                                        ===============             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt (Note 5)                         $        75,750             $          -
  Accounts payable                                                                8,352                       9,496
  Payroll taxes payable                                                           5,013                     102,722
  Accrued expenses and other current liabilities                                 27,290                      52,184
  Due to officer                                                                  7,156                       7,456
                                                                        ---------------             ---------------

      Total Current Liabilities                                                 123,561                     171,858

Long-Term Debt (Note 5)                                                           -                          75,750
                                                                        ---------------             ---------------

     Total Liabilities                                                          123,561                     247,608
                                                                        ---------------             ---------------

Commitments and Contingencies (Note 6)

Stockholders' Equity
  Common stock - $0.05 par value; shares authorized -
   30,000,000, shares issued and outstanding -
   10,185,000 in 1996 and 1995                                                  509,250                     509,250
  Additional paid-in capital                                                  1,912,814                   1,752,814
  Deficit                                                                    (1,904,149)                 (1,920,060)
                                                                        ---------------             ---------------

      Total Stockholders' Equity                                                517,915                     342,004
                                                                        ---------------             ---------------

      Total Liabilities and Stockholders' Equity                        $       641,476             $       589,612
                                                                        ===============             ===============

The accompanying notes are an integral part of these consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                          1996               1995               1994
                                                                          ----               ----               ----
Net sales (Note 1)                                                  $      854,791     $      770,092      $      888,694
                                                                    --------------     --------------      --------------

Cost and expenses:

  Cost of goods sold                                                        75,974             65,888              74,532
  Selling, shipping, general and
   administrative expenses                                                 534,645            640,745             653,654
  Interest expense                                                           9,976             14,372              13,042
  Depreciation and amortization                                            218,285            151,957              84,673
  Loss on sale of license                                                     -                 4,475                -
                                                                    --------------     --------------      --------------

                                                                           838,880            877,437             825,901
                                                                    --------------     --------------      --------------

Income (loss) before provision for income taxes                             15,911           (107,345)             62,793

Provision for income taxes (Notes 2 and 10)                                   -                  -                  2,735
                                                                    --------------     --------------      --------------

Net income (loss)                                                   $       15,911     $     (107,345)     $       60,058
                                                                    ==============     ==============      ==============

Weighted average number of
 common shares outstanding (Notes 2 and 8)                              10,185,000         10,168,333          10,431,756
                                                                    ==============     ==============      ==============

Net income (loss) per common share (Note 2)

 Primary and fully diluted                                          $          .00     $         (.01)     $          .01
                                                                    ==============     ==============      ==============

 Cash dividends per common share                                          None              None                  None
                                                                    ==============     ==============      ==============





The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                       Common Stock
                                       ------------            Additional
                                  Shares           Amount    Paid-In Capital      Deficit            Total
                                  ------           ------    ---------------      -------            -----
Balance
 December 31, 1993               6,295,000     $   314,750     $ 1,161,024      $(1,872,773)     $  (396,999)

Sale of stock                    1,880,000          94,000         317,290             -             411,290

Stock issuance costs               260,000          13,000         (13,000)            -                -

Net income for 1994                   -               -               -              60,058           60,058
                                ----------     -----------     -----------      -----------      -----------


Balance
 December 31, 1994               8,435,000         421,750       1,465,314       (1,812,715)          74,349

Sale of stock                      100,000           5,000          20,000             -              25,000

Conversion of note payable       1,400,000          70,000         280,000             -             350,000

Stock issuance costs               250,000          12,500         (12,500)            -                -

Net loss for 1995                     -               -               -            (107,345)        (107,345)
                                ----------     -----------     -----------      -----------      -----------


Balance
 December 31, 1995              10,185,000         509,250       1,752,814       (1,920,060)         342,004

Stock options                         -               -            160,000             -             160,000

Net income for 1996                   -               -               -              15,911           15,911
                                ----------     -----------     -----------      -----------      -----------

Balance December 31, 1996       10,185,000     $   509,250     $ 1,912,814      $(1,904,149)     $   517,915
                                ==========     ===========     ===========      ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                      EGAN SYSTEMS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                         INCREASE (DECREASE) IN CASH

                                                                          1996              1995               1994
                                                                          ----              ----               ----
Cash flows from operating activities:
  Net income (loss)                                                 $       15,911     $    (107,345)     $       60,058
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                          218,285           151,957              84,673
    Loss on sale of license                                                   -                4,475                -
    Accounts receivable                                                      3,647            48,589             (28,106)
    Inventory                                                               20,860            12,793             (36,221)
    Other current assets                                                      (555)            3,874              (5,425)
    Security deposits                                                         -                 -                  2,637
    Accounts payable                                                        (1,144)           (4,764)              5,947
    Payroll taxes payable                                                  (97,709)           16,012              56,073
    Accrued expenses and other
     current liabilities                                                   (24,896)           18,005             (27,764)
                                                                    --------------     -------------      --------------

      Net cash provided by operating
       activities                                                          134,399           143,596             111,872
                                                                    --------------     -------------      --------------

Cash flows from investing activities:
  Purchase of property and equipment                                       (25,419)          (19,710)            (40,882)
  Computer software development costs                                     (239,540)         (200,586)           (204,483)
  Purchase of license                                                         -                 -                (75,044)
  Proceeds from sale of license                                               -              100,000                -
                                                                    --------------     -------------      --------------

      Net cash used in investing activities                               (264,959)         (120,296)           (320,409)
                                                                    --------------     -------------      --------------

Cash flows from financing activities:
  Proceeds from sale of stock options                                      160,000              -                   -
  Proceeds from sale of common stock                                          -               25,000             411,290
  Repayment of long-term debt                                                 -              (42,542)           (195,489)
  Loans from officer                                                          (300)           (2,100)            (12,644)
                                                                    --------------     -------------      --------------

      Net cash provided (used in) by financing
       activities                                                          159,700           (15,442)            203,157
                                                                    --------------     -------------      --------------

Net increase (decrease) in cash                                             29,140             7,858              (5,380)

Cash - beginning of year                                                     8,158               300               5,680
                                                                    --------------     -------------      --------------

Cash - end of year                                                  $       37,298     $       8,158      $          300
                                                                    ==============     =============      ==============



The accompanying notes are an integral part of these consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1.  GENERAL BUSINESS DESCRIPTION/CONCENTRATION OF CREDIT RISK:

The Company develops and markets proprietary computer software to programmers, resellers and computer users. The Company's sales are made on credit to customers who are based in the United States of America. One customer, a domestic distributor, comprised approximately 28% and 22% of the Company's sales in 1996 and 1995 and approximately 14% and 21% of the Company's accounts receivable at December 31, 1996 and December 31, 1995, respectively.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include Egan Systems, Inc. "the Company" and Envyr Corp., its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH:

Cash includes all cash balances and highly liquid investments with a maturity or three months or less. The Company maintains its cash in various bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORY:

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the life of the lease, if shorter.

NET INCOME PER COMMON SHARE:

Primary and full diluted net income per common share is computed based on the weighted average number of outstanding common shares and equivalents (stock options and warrants) plus the shares that would be outstanding assuming conversion of the convertible notes payable. The number of shares used in the computations were 10,185,000, 10,168,333 and 10,431,756 in 1996, 1995 and 1994,
respectively.

COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated economic life of the products, which is estimated at three years (Note 4).

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

COMPUTER SOFTWARE DEVELOPMENT COSTS (CONT'D.):

It is reasonably possible that the remaining estimated economic life of the products can be reduced significantly in the near term as a result of many factors in the marketplace. As a result, the carrying amount of the capitalized computer software costs may be reduced materially in the near term.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

INCOME TAXES:

The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax base of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur.

Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences arise from net operating loss carryforwards (Note 10) and the capitalization of computer software development costs (Note 4).

FINANCIAL INSTRUMENTS:

The Company's significant financial instruments include cash, receivables, payables and short-term debt for which carrying amounts approximate fair value. It is not practical to estimate the fair value of the Company's long-term debt.

NOTE 3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
                                                     1996                       1995
                                                     ----                       ----
Office furniture and equipment                 $       82,092             $       78,260
Computer software                                      54,357                     46,183
Computer hardware                                      86,599                     73,186
Leasehold improvements                                  3,975                      3,975
                                               --------------             --------------
                                                      227,023                    201,604
Accumulated depreciation                              165,480                    134,776
                                               ---------------            --------------

                                               $       61,543             $       66,828
                                               ==============             ==============


Depreciation expense charged to operations in each of the years ended December 31, 1996, 1995 and 1994 amounted to $30,705, $25,580 and $18,579, respectively.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs consist of the following:

                                                           1996                       1995
                                                           ----                       ----
Computer software development costs                  $       802,286             $       562,746
Accumulated amortization                                     366,886                     179,306
                                                     ---------------             ---------------

                                                     $       435,400             $       383,440
                                                     ===============             ===============

Amortization expense charged to operations in 1996 and 1995 amounted to $187,580 and $123,477, respectively.


NOTE 5.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                         1996                       1995
                                                         ----                       ----
6.5% note - due February 1, 1997 (A)               $       75,750             $       75,750
                                                   --------------             --------------
                                                           75,750                     75,750
Less current maturities                                    75,750                       -
                                                   --------------             --------------

                                                   $         -                $       75,750
                                                   ==============             ==============

(A) On February 6, 1994, the Company entered into an agreement to amend the terms of a $499,750 convertible note, which was to mature April 23, 1995. Pursuant to this amendment, $350,000 of the convertible note was converted into 1,400,000 shares of the Company's .05 par value common stock at $.25 per share, with the option to purchase an equal number of additional shares at .375 per share through February 15, 1999. Additionally, the Company repaid $74,000 of the note and the balance of the note, $75,750, was modified to a 6.5% interest bearing note, payable February 1, 1997.

Interest expense charged to operations on the above debt for the years ended December 31, 1996 and 1995 amounted to $4,924 and $3,758, respectively.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 6.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company leases office and warehouse facilities under noncancelable operating leases expiring in February 2000. Minimum future annual rental payments under these leases as of December 31, 1996, 1997, 1998 and 1999 are approximately $41,000, $34,000, $36,000 and $6,400 respectively. Rent expenses charged to operations in the years ended December 31, 1996, 1995 and 1994 amounted to $40,895, $40,324 and $51,994, respectively.

CONTRACTUAL COMMITMENT:

On July 27, 1992 the Company entered into a software development and licensing agreement with a computer systems manufacturer. Pursuant to the agreement, the Company received revenue for software support services and the development of an enhanced source code licensed to the Company by the manufacturer.

In consideration of this license and proprietary rights to the Company, the Company is obligated to discount to the manufacturer up to $740,000 from future royalty fees, if any, that would be due from the manufacturer out of future sales of the enhanced software (Note 13).

NOTE 7.  RESEARCH AND DEVELOPMENT COSTS:

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 1996, 1995 and 1994 were approximately $348,000, $421,000 and $419,000, respectively.

NOTE 8.  STOCK OPTIONS/WARRANTS:

STOCK OPTIONS:

As of December 31, 1996, the Company has granted to the long-term debt note payable holder options to purchase a total of 1,400,000 shares of the Company's common stock at $.375 per share (Note 5). The options expire on February 15, 1999. As of December 31, 1996, no options have been exercised.

Pursuant to separate stock options, the Company has granted to six employees and one director, options to purchase a total of 1,820,000 shares of the Company's common stock at $.25 per share. Such options expire on December 27, 1999. As of December 31, 1996, no options have been exercised.

STOCK WARRANTS:

At December 31, 1996, the Company had outstanding stock warrants to four third parties giving them the rights to purchase 2,445,000 shares of the Company's common stock at prices ranging from $.375 to $.50 per share. The warrants expire at various dates from March 31, 1999 through May 1, 2001. As of December 31, 1996, no warrants have been exercised.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, AND 1995 AND 1994

NOTE 8.  STOCK OPTIONS/WARRANTS (CONT'D):

In 1996, the Company sold stock warrants to certain shareholders for $160,000. The stock warrants allow the holders to purchase 4,000,000 shares of the Company's common stock at $.25 per share and expire on September 30, 1999. As of December 31, 1996, no warrants have been exercised.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH TRANSACTIONS:

During the three years in the period ended December 31, 1996, the Company paid cash for interest in the amount of $5,052, $12,614 and $11,042 in 1996, 1995 and 1994, respectively.

During the years ended December 31, 1996, 1995 and 1994, the Company paid cash for corporate income tax payments in the amount of $-0-, $-0- and $6,656, respectively.

NON-CASH TRANSACTIONS:

During the year ended December 31, 1995, the Company converted $350,000 of its convertible notes payable into 1,400,000 shares of its $.05 par value common stock at $.25 per share (Note 5).

NOTE 10.  INCOME TAXES:

The components of the deferred tax asset and liability are as follows:

                                                  1996               1995
                                                  ----               ----
                                               Noncurrent         Noncurrent
                                               ----------         ----------
Total deferred tax asset (Note 2)          $       498,700     $      606,372
Total deferred tax liability (Note 2)             (118,500)          (114,649)
Valuation allowance                               (380,200)          (491,723)
                                           ----------------    ---------------

Net deferred tax asset (liability)         $          -        $         -
                                           ================    ===============

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                        1996                1995                 1994
                                                        ----                ----                 ----
Current tax expense                               $         -         $         -          $        2,735
Deferred tax expense                                       1,050               3,611               16,950
Benefit of net operating loss carryforwards               (1,050)             (3,611)             (16,950)
Net change in valuation allowance                           -                   -                    -
                                                  --------------      --------------       --------------

Total                                             $         -         $         -          $        2,735
                                                  ==============      ==============       ==============

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, AND 1995 AND 1994

NOTE 10.  INCOME TAXES (CONT'D.):

Reconciliations of the differences between income taxes computed at Federal statutory rates and consolidated provisions for income taxes are as follows:

                                                        1996                1995                1994
                                                        ----                ----                ----
Income taxes computed at Federal statutory
 tax rate                                         $      -            $      -            $      21,350
Surtax exemption                                         -                   -                  (10,650)
State tax provisions                                     -                   -                    2,735
Benefit of operating loss carryforwards                  -                   -                  (10,700)
                                                  --------------      --------------      -------------

Provision for income taxes                        $      -            $      -            $       2,735
                                                  ==============      ==============      =============


As of December 31, 1996, the Company has a net operating loss carryforward available for Federal and State income tax purpose in the amount of approximately $2,013,000, expiring from 2002 through 2011.

NOTE 11.  LICENSE COSTS:

On March 9, 1995, the Company sold the exclusive software license which it purchased in March 1994. The license allows the holder to distribute the software to distributors and end-users. The Company received $40,000 at closing and two $30,000 non-interest bearing notes payable due in equal installments on June 7, 1995 and September 5, 1995, respectively. Furthermore, the Company has retained certain rights to sell the software and the purchaser has agreed to grant additional discounts to the Company amounting up to approximately $175,000 on purchases of the software by the Company. The Company has recognized a loss of approximately $5,000 related to the sale of the license which includes the write-off of approximately $40,000 in net capitalized computer software development costs and $65,000 in net license purchase costs.

NOTE 12.  SUBSEQUENT EVENTS:

CONTRACTUAL COMMITMENT:

On January 9, 1997, the Company amended its software development and licensing agreement with a computer systems manufacturer (Note 6) whereby the Company has granted a license to the manufacturer to use and remarket certain programs developed by the Company.

COMMON STOCK SALE:

In January 1997, the Company sold 580,000 shares of its $.05 par value common stock at $.25 per share and granted stock warrants to purchase an additional 800,000 shares of its $.05 par value common stock at $.25 per share, the price of which was significantly below the market price of the common stock on the date of sale. The warrants expire in January 2001.

CONVERTIBLE NOTES PAYABLE:

In January 1997, the Company received $130,000 in exchange for two convertible notes due January 1, 2002 at 10% interest per annum. The notes are convertible from January 1998 through January 2002 into 520,000 shares of the Company's $.05 par value common stock at $.25 per share, the price of which was significantly below the market price of the common stock on the date of exchange.