Form 10QSB
period 1997-03-31
EGAN SYSTEMS INC
filed 1997-05-15
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

---       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT




Commission file number                           2-95836-NY
                      ----------------------------------------------------------

                               Egan Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           13-3250816
-------------------------------                       ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.


1501 Lincoln Ave., Holbrook, New York                            11741
-----------------------------------------          -----------------------
(Address of principal executive offices)

(516) 588 - 8000
--------------------------------------------------------------------------------
Registrant's telephone number


                      89K Cabot Court, Hauppauge, New York
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                             -------    ------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


Date                      Class                   Shares Outstanding
----                      -----                   ------------------


5/2/97                Common Stock                      11,415,000

                       EGAN SYSTEMS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                                                       Page No.





PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    March 31, 1997 (unaudited) and December 31, 1996                                                      1

   Condensed consolidated statements of income (unaudited) for the
    three months ended March 31, 1997 and 1996                                                            2

   Condensed consolidated statements of cash flows (unaudited) for the
    three months ended March 31, 1997 and 1996                                                            3

   Notes to condensed consolidated financial statements (unaudited)                                     4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                           6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                                               8


SIGNATURES                                                                                                9


EXHIBITS                                                                                                  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,                 December 31,
ASSETS                                                                    1997                        1996
                                                                      --------------             --------------
                                                                       (Unaudited)
Current Assets
  Cash                                                                $      471,738             $       37,298
  Accounts receivable                                                        162,787                     85,358
  Inventory                                                                   14,966                     12,856
  Other current assets                                                         6,520                      5,894
                                                                      --------------             --------------
      Total Current Assets                                                   656,011                    141,406
                                                                      --------------             --------------

Property and Equipment - net                                                  77,682                     61,543
                                                                      --------------             --------------

Other Assets
  Computer software development costs - net                                  433,134                    435,400
  Security deposits                                                            3,126                      3,126
                                                                      --------------             --------------
      Total Other Assets                                                     436,260                    438,527
                                                                      --------------             --------------

      Total Assets                                                    $    1,169,953             $      641,476
                                                                      ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt                                 $       75,750             $       75,750
 Accounts payable                                                              8,358                      8,352
 Payroll taxes payable                                                      -                             5,013
 Accrued expenses and other current liabilities                               44,682                     27,290
 Due to officer                                                                7,156                      7,156
                                                                      --------------             --------------
      Total Current Liabilities                                              135,946                    123,561

Long-term debt                                                               130,000                     -
                                                                      --------------             --------------
      Total Liabilities                                                      265,946                    123,561
                                                                      --------------             --------------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding, 11,415,000 and
  10,185,000 in 1997 and 1996                                                570,750                    509,250
 Additional paid-in capital                                                2,215,064                  1,912,814
 Deficit                                                                  (1,881,807)                (1,904,149)
                                                                      --------------             --------------
      Total Stockholders' Equity                                             904,007                    517,915
                                                                      --------------             --------------

      Total Liabilities and Stockholders' Equity                      $    1,169,953             $      641,476
                                                                      ==============             ==============

The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                                 ---------
                                                                       1997                       1996
                                                                       ----                       ----
Net sales                                                        $       259,344             $       271,126
                                                                 ---------------             ---------------


Cost and expenses:
  Cost of goods sold                                                      22,176                      10,592
  Research and development costs                                          95,626                     107,291
  Selling, shipping, general and administrative                           39,570                      51,537
  Interest                                                                 4,176                       1,231
  Depreciation and amortization                                           75,454                      53,295
                                                                 ---------------             ---------------

                                                                         237,002                     223,946
                                                                 ---------------             ---------------

Net income                                                       $        22,342             $        47,180
                                                                 ===============             ===============


Weighted average number of common shares outstanding                  19,198,443                  10,185,000
                                                                 ===============             ===============


Earnings per common share:

  Primary and fully diluted                                      $          0.00             $          0.01
                                                                 ===============             ===============





See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                       1997                       1996
                                                                       ----                       ----

Net cash provided by operating activities                        $       30,017             $       55,708
                                                                 --------------             --------------


Cash flows from investing activities:
  Purchase of property and equipment                                    (24,734)                    (2,015)
  Computer software development costs                                   (64,593)                   (51,431)
                                                                 --------------             --------------

      Net cash used in investing activities                             (89,327)                   (53,446)
                                                                 --------------             --------------


Cash flows from financing activities:
  Proceeds from exercise of common stock - options                      181,250                     -
  Proceeds from exercise of common stock - warrants                      37,500                     -
  Proceeds from issuance of convertible notes payable                   130,000                     -
  Proceeds from sale of common stock                                    145,000                     -
                                                                 --------------             --------------

      Net cash provided by financing activities                         493,750                     -
                                                                 --------------             --------------


Net increase in cash                                                    434,440                      2,262


Cash - beginning of period                                               37,298                      8,158
                                                                 --------------             --------------


Cash - end of period                                             $      471,738             $       10,420
                                                                 ==============             ==============


Supplemental cash flows information:

Taxes paid                                                       $      -                   $          470
                                                                 ==============             ==============





See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan systems, Inc. and Subsidiary as of March 31, 1997 and the results of their operations and cash flows for the three months ended March 31, 1997 and 1996.

Primary net income per common share is computed based on the weighted average number of outstanding common shares and equivalents (stock options, warrants and convertible notes payable). Primary and fully diluted earnings per common share also assumed the conversion of the subordinated convertible note payable. As of the date of this report, if the options and warrants were exercised, the total shares outstanding would amount to 21,750,000 shares.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for interim reporting under Form 10-QSB have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.



NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the three months ended March 31, 1997 and 1996, accumulated amortization amounted to approximately $434,000 and $226,000, and amortization of computer software development costs charged to operations was approximately $67,000 and $47,000, respectively.



NOTE 3.  INVENTORY:

Inventory, which consists of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 4.  CONTRACTUAL COMMITMENT:

On January 9, 1997, the Company amended its software development and licensing agreement with a computer systems manufacturer whereby the Company has granted a license to the manufacturer to use and remarket certain programs developed by the Company.


NOTE 5.  COMMON STOCK SALE:

In January 1997, the Company sold 580,000 shares of its $.05 par value common stock at $.25 per share and granted stock warrants to purchase an additional 800,000 shares of its $.05 par value common stock at $.25 per share, the price of which was significantly below the market price of the common stock on the date of sale. The warrants expire in January 2001.


NOTE 6.  CONVERTIBLE NOTES PAYABLE:

In January 1997, the Company received $130,000 in exchange for two convertible notes due January 1, 2002 at 10% interest per annum. The notes are convertible through January 2002 into 520,000 shares of the Company's $.05 par value common stock at $.25 per share, the price of which was significantly below the market price of the common stock on the date of exchange. In March 1997, 200,000 of the options related to one of the convertible notes payable was exercised.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996:


NET SALES

For the three months ended March 31, 1997 and 1996, revenue totaled approximately $259,000 and $271,000, respectively. Sales have decreased approximately 4% as a result of the normal competitive pressure in the market place.

The Company has recently signed a new marketing agreement with Data General Corp. whereby Egan Systems, Inc. has become an accredited service provider. Under this agreement, Data General Corp. will, for a commission, market certain Egan Systems, Inc. products and skills to a portion of the Data General Corp.'s customer base. The Company is optimistic that this agreement will continue to provide a substantial new revenue source for at least the next fiscal year.

Management remains optimistic that the Company will remain profitable in 1997. The Companys' products traditionally offer relatively high gross margins. The Company has a number of additional promising software products in its development pipeline which it expects to release in the near future and which is quite small and remains subject to technological obsolescence and competitive market conditions.


COST AND EXPENSES

Cost of goods sold for the three months ended March 31, 1997 and 1996 were approximately $22,000 and $11,000 and gross profit percent was approximately 91% and 96%.

Research and development costs were approximately $96,000 and $107,000 for the three months ended March 31, 1997 and 1996, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise. The decline is due to the Company capitalizing approximately $13,000 more computer software development costs in 1997 than in 1996 related to new Company products which have achieved technological feasibility in 1997.

Selling, shipping and general and administrative expenses (SG&A) for the three months ended March 31, 1997 and 1996 were approximately $135,000 and $159,000, respectively. SG&A costs, net of research and development costs, was approximately $40,000 and $52,000 for the three months ended March 31, 1997 and 1996, respectively. Accordingly, the capitalization of computer software development costs for the three months ended March 31, 1997 and 1996 reduced SG&A expenses by approximately $65,000 and $51,000, respectively.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.):


INTEREST EXPENSE

Interest expense for the three months ended March 31, 1997 and 1996 was approximately $4,000 and $1,000, respectively.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended March 31, 1997 and 1996 was approximately $75,000 and $53,000, respectively. The increase is substantially attributed to the increase in amortization of capitalized computer software costs of approximately $25,000.


LIQUIDITY

As of March 31, 1997, the Company's net cash provided by operations was approximately $30,000 and is substantially attributed to the net income of $22,000, depreciation and amortization of $75,000 and the increase in accounts receivable of $(77,000) as compared to the balances at December 31, 1996.

Net cash used in investing activities during the three months ended March 31, 1997 was approximately $89,000. Cash was used to purchase computer software and hardware equipment of approximately $25,000 to support the Company's ongoing research and development activities and $65,000 was attributed to the capitalization of computer software development costs.

Net cash provided by financing activities increased by approximately $494,000 as a result of the sale of common stock, the exercise of common stock options and warrants and the issuance of convertible notes payable.

Management believes that the Company has sufficient cash resources to meet its expected needs in the present fiscal year. Management has directed significant Company resources in the three months ended March 31, 1997 related to the Company's attempt to development a product for the "Millenium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.


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

              (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                              S I G N A T U R E S




In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                                 EGAN SYSTEMS, INC.
                                                 -------------------------------
                                                 (Registrant)




                                                 /s/ EDWARD EGAN (President)
                                                 -------------------------------
                                                 Edward Egan (President)
                                                 And Chief Financial Officer)


Date:  May 14, 1997
     ---------------