Form 10QSB
period 1997-06-30
EGAN SYSTEMS INC
filed 1997-08-14
CIK 763846

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

  X                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----


Commission file number                           2-95836-NY
                      ----------------------------------------------------------

                             Egan Systems, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                             13-3250816
--------------------------------------                  ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.


1501 Lincoln Ave., Holbrook, New York                                 11741
--------------------------------------------------      ------------------------
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
                                                              -----      -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


Date                        Class                       Shares Outstanding
----                        -----                       ------------------
7/31/97                 Common Stock                          12,557,000

                       EGAN SYSTEMS, INC. AND SUBSIDIARY


                               TABLE OF CONTENTS


                                                                                                      Page No.
PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    June 30, 1997 (unaudited) and December 31, 1996                                                      1

   Condensed consolidated statements of income (unaudited) for the
    six months ended June 30, 1997 and 1996                                                              2

   Condensed consolidated statements of cash flows (unaudited) for the
    six months ended June 30, 1997 and 1996                                                              3

   Notes to condensed consolidated financial statements (unaudited)                                    4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                         6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                                              8


SIGNATURES                                                                                               9


EXHIBITS                                                                                                10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,                 December 31,
ASSETS                                                                               1997                        1996
                                                                                  -----------              --------------
                                                                                 (Unaudited)
Current Assets
  Cash and cash equivalents                                                     $      668,932             $       37,298
  Accounts receivable                                                                  125,697                     85,358
  Inventory                                                                             16,426                     12,856
  Other current assets                                                                   4,509                      5,894
                                                                                --------------             --------------
      Total Current Assets                                                             815,564                    141,406
                                                                               ---------------             --------------

Property and Equipment - net                                                            85,927                     61,543
                                                                                --------------             --------------

Other Assets
  Computer software development costs - net                                            480,379                    435,401
  Security deposits                                                                      3,126                      3,126
                                                                                --------------            ---------------
      Total Other Assets                                                               483,505                    438,527
                                                                                --------------            ---------------

      Total Assets                                                              $    1,384,996             $      641,476
                                                                                ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable                                                                   $       75,750             $       75,750
 Accounts payable                                                                        4,557                      8,352
 Payroll taxes payable                                                                   7,050                      5,013
 Accrued expenses and other current liabilities                                         24,479                     27,290
 Due to officer                                                                          7,156                      7,156
                                                                                --------------             --------------
      Total Current Liabilities                                                        118,992                    123,561

Long-term debt - convertible notes payable                                             130,000                     -
                                                                                --------------             --------------
      Total Liabilities                                                                248,992                    123,561
                                                                                --------------             --------------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding, 12,005,000 and
  10,185,000 in 1997 and 1996                                                          600,250                    509,250
 Additional paid-in capital                                                          2,406,814                  1,912,814
 Deficit                                                                            (1,871,060)                (1,904,149)
                                                                               ---------------             --------------
      Total Stockholders' Equity                                                     1,136,004                    517,915
                                                                               ---------------             --------------

      Total Liabilities and Stockholders' Equity                               $     1,384,996             $      641,476
                                                                               ===============             ==============

The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                Three Months Ended                 Six Months Ended
                                                                      June 30,                           June 30,
                                                                1997            1996              1997            1996
                                                                ----            ----              ----            ----
Net sales                                                   $     217,348   $     174,331     $      476,692  $      445,457
                                                            -------------   -------------     --------------  --------------


Cost and expenses:
  Cost of goods sold                                                9,709          28,739             31,885          39,331
  Research and development costs                                   53,975          72,028            149,601         179,319
  Selling, shipping,
   general and administrative                                      88,552          75,092            128,123         126,629
  Interest, net of interest income                                 (1,865)          1,231              2,310           2,462
  Depreciation and amortization                                    56,230          53,495            131,684         106,790
                                                            -------------   -------------     --------------  --------------

                                                                  206,601         230,585            443,603         454,531
                                                            -------------   -------------     --------------  --------------


Net income (loss)                                           $      10,747   $     (56,254)    $       33,089  $       (9,074)
                                                            =============   =============     ==============  ==============


Weighted average number of
 common shares outstanding                                     19,875,500      10,185,000         19,875,500      10,185,000
                                                            =============   =============     ==============  ==============


Earnings (loss) per common share:

  Primary and fully diluted                                 $        0.00   $       (0.01)    $         0.00  $        (0.00)
                                                            =============   =============     ==============  ==============


See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                  June 30,
                                                                                                  --------
                                                                                       1997                       1996
                                                                                       ----                       ----
Net cash provided by operating activities                                        $       117,681             $       48,140
                                                                                 ---------------             --------------


Cash flows from investing activities:
  Purchase of property and equipment                                                     (41,884)                   (10,040)
  Computer software development costs                                                   (159,163)                  (112,203)
                                                                                 ---------------             --------------

      Net cash used in investing activities                                             (201,047)                  (122,243)
                                                                                 ---------------             --------------


Cash flows from financing activities:
  Proceeds from exercise of common stock - options                                       312,500                     -
  Proceeds from exercise of common stock - warrants                                      127,500                     -
  Proceeds from issuance of convertible notes payable                                    130,000                     -
  Proceeds from sale of common stock                                                     145,000                     -
  Due to stockholders                                                                     -                          84,700
                                                                                 ---------------             --------------

      Net cash provided by financing activities                                          715,000                     84,700
                                                                                 ---------------             --------------


Net increase in cash                                                                     631,634                     10,597


Cash - beginning of period                                                                37,298                      8,158
                                                                                 ---------------             --------------


Cash - end of period                                                             $       668,932             $       18,755
                                                                                 ===============             ==============


Supplemental cash flows information:

Taxes paid                                                                       $           520             $          470
                                                                                 ===============             ==============

Interest paid                                                                    $         4,580             $       -
                                                                                 ===============             ==============


See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan systems, Inc. and Subsidiary as of June 30, 1997 and the results of their operations and cash flows for the six months ended June 30, 1997 and 1996.

Primary net income per common share is computed based on the weighted average number of outstanding common shares and equivalents (stock options, warrants and convertible notes payable). Primary and fully diluted earnings per common share also assumed the conversion of the convertible note payable. As of the date of this report, if the options and warrants were exercised, the total shares outstanding would amount to 21,950,000 shares.

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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.



NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the six months ended June 30, 1997 and 1996, accumulated amortization amounted to approximately $481,000 and $273,000, and amortization of computer software development costs charged to operations was approximately $114,000 and $95,000, respectively.



NOTE 3.  INVENTORY:

Inventory, which consists of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  COMMON STOCK/WARRANTS SALE:

In January 1997, the Company sold 580,000 shares of its $.05 par value common stock at $.25 per share and granted stock warrants to purchase an additional 800,000 shares of its $.05 par value common stock at $.25 per share, the price of which was significantly below the market price of the common stock on the date of sale. The warrants expire in January 2001.


NOTE 5.  CONVERTIBLE NOTES PAYABLE:

In January 1997, the Company received $130,000 in exchange for two convertible notes due January 1, 2002 at 10% interest per annum. The notes are convertible through January 2002 into 520,000 shares of the Company's $.05 par value common stock at $.25 per share, the price of which was significantly below the market price of the common stock on the date of exchange. In connection with the issuance of one of the convertible notes payable in January 1997, detachable stock warrants have been issued entitling the holder to purchase 200,000 shares of the Company's $.05 par value common stock through January 1, 2002. In March 1997, 200,000 of the warrants related to this convertible note payable were exercised.


NOTE 6.  EXERCISE OF STOCK OPTIONS/WARRANTS:

STOCK OPTIONS:

In March and May 1997, a stockholder exercised 350,000 options in each month at $.375 per share for a total of 700,000 shares of the Company's $.05 par value common stock.

STOCK WARRANTS:

In March and June 1997, certain warrant holders exercised 100,000 warrants and 240,000 warrants, respectively, at $.375 per share for a total of 340,000 shares of the Company's $.05 par value common stock.


NOTE 7.  SUBSEQUENT EVENTS:

In July 1997, 240,000 stock warrants were exercised by the holders at $.375 per share for 240,000 shares of the Company's $.05 par value common stock.

In July 1997, 312,000 stock options were exercised by the holders at $.25 per share for 312,000 shares of the Company's $.05 par value common stock.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996:

NET SALES

For the six months ended June 30, 1997 and 1996, revenue totaled approximately $477,000 and $445,000, respectively. Sales have increased approximately 7% as a result of higher sales to existing customers and greater exposure to new customers through the Company's internet page.

In January 1997, the Company signed a new marketing agreement with Data General Corp. whereby Egan Systems, Inc. has become an accredited service provider. Under this agreement, Data General Corp. will, for a commission, market certain Egan Systems, Inc. products and skills to a portion of the Data General Corp.'s customer base. The Company is optimistic that this agreement will continue to provide a substantial new revenue source for at least the next fiscal year.

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

COST AND EXPENSES

Cost of goods sold for the six months ended June 30, 1997 and 1996 were approximately $32,000 and $39,000 and gross profit percent was approximately 93% and 91%. The improvement in the gross margin has been attributed by management to lower sales of certain computer hardware which is at significantly lower gross margins than computer software which is the Company's main revenue source.

Research and development costs were approximately $150,000 and $179,000 for the six months ended June 30, 1997 and 1996, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise. The decline in research and development is substantially due to the Company capitalizing approximately $47,000 more computer software development costs in 1997 than in 1996 related to new Company products which have achieved technological feasibility in 1997.

Selling, shipping and general and administrative expenses (SG&A) was approximately $128,000 and $127,000 for the six months ended June 30, 1997 and 1996, respectively. The capitalization of computer software development costs for the six months ended June 30, 1997 and 1996 reduced SG&A expenses by approximately $159,000 and $112,000, respectively. See research and development comments above.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.):

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1997 and 1996 was approximately $2,000 and $2,000, respectively. In 1997, interest expense was reduced by approximately $4,000 in interest income related to cash balances invested in interest bearing accounts.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the six months ended June 30, 1997 and 1996 was approximately $132,000 and $107,000, respectively. The increase is substantially attributed to the increase in amortization of capitalized computer software costs of approximately $25,000.

LIQUIDITY

As of June 30, 1997, the Company's net cash provided by operations was approximately $118,000 and is substantially attributed to the net income of $33,000, depreciation and amortization of $132,000 less an increase in accounts receivable of $40,000 as compared to the balances at December 31, 1996.

Net cash used in investing activities during the six months ended June 30, 1997 was approximately $201,000. Cash was used to purchase computer software and hardware equipment of approximately $42,000 to support the Company's ongoing research and development activities and $159,000 was attributed to the capitalization of computer software development costs.

Net cash provided by financing activities approximated $715,000 resulting from the sale of common stock, the exercise of common stock options and warrants and the issuance of convertible notes payable.

Management believes that the Company has sufficient resources to meet its expected needs in the present fiscal year. Management has directed significant Company resources in the six months ended June 30, 1997 towards the Company's attempt to development a product for the "Millenium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.


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

             (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                              S I G N A T U R E S




In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                                EGAN SYSTEMS, INC.
                                                ------------------
                                                (Registrant)





                                                /s/Edward Egan (President)
                                                -------------------------------
                                                Edward Egan (President)
                                                And Chief Financial Officer)


Date: August 12, 1997
     ---------------------