Form 10QSB
period 1997-09-30
EGAN SYSTEMS INC
filed 1997-11-14
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----            OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
  -----


Commission file number            2-95836-NY
                      ----------------------------------------------------------

                              Egan Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              13-3250816
----------------------------------------                 -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.


1501 Lincoln Ave., Holbrook, New York                            11741
----------------------------------------                 -----------------------
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
Yes   X     No
    -----      -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


Date                                  Class                   Shares Outstanding
----                                  -----                   ------------------

11/05/97                           Common Stock                     13,439,652

                       EGAN SYSTEMS, INC. AND SUBSIDIARY


                               TABLE OF CONTENTS


                                                                                                       Page No.
PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    September 30, 1997 (unaudited) and December 31, 1996                                                  1

   Condensed consolidated statements of operations (unaudited) for the
    nine months ended September 30, 1997 and 1996                                                         2

   Condensed consolidated statements of cash flows (unaudited) for the
    nine months ended September 30, 1997 and 1996                                                         3

   Notes to condensed consolidated financial statements (unaudited)                                     4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                          6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                                               8


SIGNATURES                                                                                                9


EXHIBITS                                                                                                  10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,               December 31,
ASSETS                                                                                 1997                        1996
                                                                                    -----------                -----------
                                                                                    (Unaudited)
Current Assets
  Cash and cash equivalents                                                       $      788,466             $       37,298
  Accounts receivable                                                                    132,913                     85,358
  Inventory                                                                               13,152                     12,856
  Other current assets                                                                     4,501                      5,894
                                                                                  --------------             --------------
      Total Current Assets                                                               939,032                    141,406
                                                                                  --------------             --------------

Property and Equipment - net                                                             102,834                     61,543
                                                                                  --------------             --------------

Other Assets
  Computer software development costs - net                                              527,398                    435,401
  Note receivable - employee                                                               5,000                      -
  Security deposits                                                                        3,126                      3,126
                                                                                  --------------             --------------
      Total Other Assets                                                                 535,524                    438,527
                                                                                  --------------             --------------

      Total Assets                                                                $    1,577,390             $      641,476
                                                                                  ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable                                                                     $        -                 $       75,750
 Accounts payable                                                                          2,932                      8,352
 Payroll taxes payable                                                                     5,449                      5,013
 Accrued expenses and other current liabilities                                           14,147                     27,290
 Due to officer                                                                            -                          7,156
                                                                                  --------------             --------------
      Total Current Liabilities                                                           22,528                    123,561

Long-term debt - convertible notes payable                                                50,000                     -
                                                                                  --------------             --------------
      Total Liabilities                                                                   72,528                    123,561
                                                                                  --------------             --------------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding, 13,439,652 and
  10,185,000 in 1997 and 1996                                                            671,983                    509,250
 Additional paid-in capital                                                            2,723,744                  1,912,814
 Deficit                                                                              (1,890,865)                (1,904,149)
                                                                                  --------------             --------------
      Total Stockholders' Equity                                                       1,504,862                    517,915
                                                                                  --------------             --------------

      Total Liabilities and Stockholders' Equity                                  $    1,577,390             $      641,476
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

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30
                                                                1997            1996              1997            1996
                                                                ----            ----              ----            ----
Net sales                                                   $     247,975   $     220,138     $      724,667  $      665,595
                                                            -------------   -------------     --------------  --------------

Cost and expenses:
  Cost of goods sold                                        $      21,938   $      16,200     $       53,823  $       55,531
  Research and development costs                                   96,177          36,054            245,778         215,373
  Selling, shipping,
   general and administrative                                     100,123          84,530            222,912         211,159
  Royalty expense                                                   3,648        -                     8,981        -
  Interest expense                                                    884           6,231              7,945           8,693
  Interest income                                                  (8,815)       -                   (13,565)       -
  Depreciation and amortization                                    53,825          53,895            185,509         160,685
                                                            -------------   -------------     --------------  --------------

                                                                  267,780         196,910            711,383         651,441
                                                            -------------   -------------     --------------  --------------


Net (loss) income                                           $     (19,805)  $      23,228     $       13,284  $       14,154
                                                            =============   =============     ==============  ==============


Weighted average number of
 common shares outstanding                                     19,427,200      10,185,000         19,427,200      10,185,000
                                                            =============   =============     ==============  ==============


Earnings (loss) per common share:

  Primary and fully diluted                                 $        0.00   $        0.00     $         0.00  $         0.00
                                                            =============   =============     ==============  ==============




See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                               -------------
                                                                                       1997                       1996
                                                                                       ----                       ----
Net cash provided by operating activities                                        $       139,122             $       75,321
                                                                                 ---------------             --------------


Cash flows from investing activities:
  Purchase of property and equipment                                                     (65,291)                   (16,142)
  Computer software development costs                                                   (253,507)                  (168,224)
                                                                                 ---------------             --------------

      Net cash used in investing activities                                             (318,798)                  (184,366)
                                                                                 ---------------             --------------


Cash flows from financing activities:
  Proceeds from exercise of common stock - options                                       372,000                    160,000
  Proceeds from exercise of common stock - warrants                                      291,000                     -
  Proceeds from issuance of convertible notes payable                                    130,000                     -
  Proceeds from sale of common stock                                                     145,000                     -
  Due to stockholders                                                                     (7,156)                    -
                                                                                 ---------------             --------------

      Net cash provided by financing activities                                          930,844                    160,000
                                                                                 ---------------             --------------


Net increase in cash                                                                     751,168                     50,955


Cash - beginning of period                                                                37,298                      8,158
                                                                                 ---------------             --------------


Cash - end of period                                                             $       788,466             $       59,113
                                                                                 ===============             ==============


Supplemental cash flows information:

Taxes paid                                                                       $           520             $          470
                                                                                 ===============             ==============

Interest paid                                                                    $         5,830             $       -
                                                                                 ===============             ==============



See notes to condensed consolidated financial statements.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan systems, Inc. and Subsidiary as of September 30, 1997 and the results of their operations and cash flows for the nine months ended September 30, 1997 and 1996.

Primary net income per common share is computed based on the weighted average number of outstanding common shares and equivalents (stock options, warrants and convertible notes payable). Primary and fully diluted earnings per common share also assumed the conversion of the convertible note payable. As of the date of this report, if the options and warrants were exercised and the convertible note payable was converted, the total shares outstanding would amount to 22,302,652 shares.

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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.



NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the nine months ended September 30, 1997 and 1996, accumulated amortization amounted to approximately $528,000 and $320,000, and amortization of computer software development costs charged to operations was approximately $162,000 and $141,000, respectively.



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


NOTE 5.  CONVERTIBLE NOTES PAYABLE:

In January 1997, the Company received $130,000 in exchange for two convertible notes due January 1, 2002 at 10% interest per annum. The notes are convertible through January 2002 into 520,000 shares of the Company's $.05 par value common stock at $.25 per share, the price of which was significantly below the market price of the common stock on the date of exchange. In connection with the issuance of one of the convertible notes payable in January 1997, detachable stock warrants have been issued entitling the holder to purchase 200,000 shares of the Company's $.05 par value common stock through January 1, 2002. In March 1997, 200,000 of the warrants related to this convertible note payable were exercised. In addition, one convertible note in the amount of $80,000 was converted in September 1997 into 320,000 shares at $.25 per share of the Company's $.05 par value common stock.


NOTE 6.  NOTE PAYABLE:

In August 1997, the Company converted its note payable in the amount of $75,750 and accrued interest of $9,913 into 342,652 shares at $.25 per share of the Company's $.05 par value common stock.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 6.  EXERCISE OF STOCK OPTIONS/WARRANTS:

The following table summarizes the number of shares of the Company's $.05 par value common stock issued as a result of stock options/warrant's exercised in 1997:

Transaction                             Month                         Number                Number of            Exercise Price
   Type                               Exercised                    Exercised              Shares Issued            Per Share
   ----                               ---------                    ---------              -------------            ---------
Stock Option                          March 1997                       350,000                   350,000              $0.375
Stock Option                          May 1997                         350,000                   350,000              $0.375
Stock Option                          July 1997                        322,000                   322,000              $0.250
Stock Option                          August 1997                       96,000                    96,000              $0.250
Stock Warrant                         March 1997                       100,000                   100,000              $0.375
Stock Warrant                         June 1997                        240,000                   240,000              $0.375
Stock Warrant                         July 1997                        240,000                   240,000              $0.375
Stock Warrant                         September 1997                    94,000                    94,000              $0.250
                                                                     ---------                 ---------

                                                                     1,792,000                 1,792,000
                                                                     =========                 =========



NOTE 8.  NOTES RECEIVABLE - EMPLOYEE:

In September 1997, an employee exercised 20,000 stock options at $.25 per share for 20,000 shares of the Company's $.05 par value common stock. In exchange, the Company received a note receivable from the employee in the amount of $5,000.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


NET SALES

For the nine months ended September 30, 1997 and 1996, revenue totaled approximately $725,000 and $666,000, respectively. Sales have increased approximately 9% as a result of higher sales to existing customers and greater exposure to new customers through the Company's internet page.

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

Management remains optimistic that the Company will remain profitable in 1997. The Company's products traditionally offer relatively high gross margins. The Company has a number of additional promising software products in its development pipeline which it expects to release in the near future and which the Company expects to substantially contribute to sales. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.


COST AND EXPENSES

Cost of goods sold for the nine months ended September 30, 1997 and 1996 were approximately $54,000 and $56,000 and gross profit percent was approximately 91% and 92%. The decrease in the gross margin has been attributed by management to slightly higher sales of certain computer hardware at significantly lower gross margins than computer software which is the Company's main revenue source.

Research and development costs were approximately $246,000 and $215,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise. The increase in research and development is substantially due to the Company's increased commitment in 1997 to develop new products.

Selling, shipping and general and administrative expenses (SG&A) was approximately $223,000 and $221,000 for the nine months ended September 30, 1997 and 1996, respectively. The capitalization of computer software development costs for the nine months ended September 30, 1997 and 1996 reduced SG&A expenses by approximately $254,000 and $168,000, respectively. See research and development comments above.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.):


ROYALTY EXPENSE

Royalty expense for the nine months ended September 30, 1997 was approximately $9,000 and results from payments to a licensor for software that the Company is coupling with one of its products.


INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1997 and 1996 was approximately $8,000 and $9,000, respectively.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the nine months ended September 30, 1997 and 1996 was approximately $186,000 and $161,000, respectively. The increase is substantially attributed to the increase in amortization of capitalized computer software costs of approximately $25,000.


LIQUIDITY

As of September 30, 1997, the Company's net cash provided by operations was approximately $139,000 and is substantially attributed to the net income of $13,000, depreciation and amortization of $185,000 less an increase in accounts receivable of $45,000 as compared to the balances at December 31, 1996.

Net cash used in investing activities during the nine months ended September 30, 1997 was approximately $319,000. Cash was used to purchase computer software and hardware equipment of approximately $65,000 to support the Company's ongoing research and development activities and $254,000 was attributed to the capitalization of computer software development costs.

Net cash provided by financing activities approximated $931,000 resulting from the sale of common stock, the exercise of common stock options and warrants and the issuance of convertible notes payable.

Management believes that the Company has sufficient resources to meet its expected needs in the present fiscal year. Management has directed significant Company resources in the nine months ended September 30, 1997 towards the Company's attempt to development a product for the "Millenium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.


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

               (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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



                                                EGAN SYSTEMS, INC.
                                                ------------------
                                                (Registrant)





                                                /s/Edward Egan(President)
                                                ------------------------------
                                                Edward Egan (President)
                                                And Chief Financial Officer)


Date:November 12, 1997

                                EXHIBIT INDEX

               (11) Statement regarding computation of per share earnings.

               (27) Financial data schedule