Form 10KSB40
period 1997-12-31
EGAN SYSTEMS INC
filed 1998-03-30
CIK 763846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                          ANNUAL OR TRANSITIONAL REPORT

       (Mark One)
         (X)       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
         ( )    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 2-95836-NY

                               EGAN SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              ---------------------

         DELAWARE                                         13-3250816
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1501 LINCOLN AVENUE,HOLBROOK,NY                                     11741
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number,including area code: (516) 588-8000

                              ----------------------

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

       SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

CHECK WHETHER THE ISSUER(1)FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES (X) NO ( )

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB (X)

Revenues for the most recent fiscal year were $944,354.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1998 based upon the average bid and asked prices of such stock on that date was $16,109,652.

The number of shares of the registrant's Common Stock outstanding as of March 15, 1997 was 16,109,652.

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

prospective customers since December of 1996 and were released for sale and delivery in late March of 1997.

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

OPPORTUNITY AND INVESTMENT (CONT'D.)

Correcting the problem is superficially simple and straight forward. Locate and change every deficient date descriptor in every line of source code in every COBOL program an organization's computer system(s) employ. Find every instance where a recognized date descriptor modifies or is modified by an unknown date descriptor. Make the changes without damaging the program. Be sure to find and correct every one, because if one is overlooked, the consequences might be very serious. An organizations' source code may contain only one or two million lines of code or tens or even hundreds of millions of lines of code.

The problem is one of magnitude, compounded by the fact that by definition many, even most, of the programs with the Year 2K problem were written years ago. Their authors have departed and un- or under-documented code was viewed as job security.

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

Because the Company is skilled in COBOL and possesses certain technology that the Company believes will be useful in addressing this very substantial opportunity and lacking sufficient resources to aggressively pursue this line of development, the Company attempted to raise additional funding from certain of its existing investors in late 1996. By early January 1997, with the funds in hand, the Company acknowledged its ongoing development efforts to produce a suite of software tools intended to address the issue of year 2000 compliance. Initial release of these products was made in the summer of 1997.

Various entities report that there are at least 200 companies world wide addressing at least some aspect of the Year 2K opportunity, of which most are larger than Egan Systems, Inc. Far fewer however, are engaged in the development and support of the COBOL language.

The widely quoted Gartner Group estimate of the cost to correct the Year 2K problem is $600 billion world wide.

ANALYSIS OF CUSTOMERS

The Company has always focused its sales on current or prior users of Data General hardware and software and most particularly on a category of customer known as a reseller or VAR. Resellers create programs which are sold, modified, improved and sold again.

ANALYSIS OF CUSTOMERS (CONT'D.)

In general they purchase multiple copies of COBOL every year and require a level of ongoing support that decreases with time, a consideration of some import given the need to devote valuable programmer skills to new products and features. The Company deals directly with approximately 90 resellers and indirectly through distribution with another 70.

The Company enjoyed 22% of its sales total in 1997 to and through one company that functions as a distributor for the Company.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 1997 and 1996, research and development expenditures amounted to approximately $691,000 and $588,000, of which approximately $348,000 and $240,000 was capitalized as of December 31, 1997 and December 31, 1996, respectively.

EMPLOYEES

At the end of 1997, Egan Systems has 11 full time employees, 9 of which are engaged in software development or support and 2 involved in sales and administration.

ITEM 2-PROPERTIES

Egan Systems leases part of a building at 1501 Lincoln Avenue, Holbrook, New York containing approximately 1,250 square feet, of which approximately 800 square feet are used for executive and clerical offices an production and the remaining 450 square feet is used for warehousing, shipping and receiving. The lease requires monthly rent payments of $695 and expires on October 31, 1998. The Company also occupies two parts of a building at 4904 Waters Edge Drive, Raleigh, North Carolina containing 3,500 square feet used for research and product development. The leases expire through August 31, 2000, and require annual payments of approximately $50,000. During the year ended December 31, 1997, the Company paid approximately $47,000 for the rental of properties.


ITEM 3-LEGAL PROCEEDINGS

No material legal proceedings are pending by or against the Company, or to the knowledge of the Company, are contemplated against the Company.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Security Holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


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

CALENDAR YEARS                                                BID PRICES

         1997                       High                           Low
         ----                       ----                           ---
First Quarter                       $3.50                          $ .34
Second Quarter                      $2.90                          $1.22
Third Quarter                       $2.53                          $1.78
Fourth Quarter                      $1.72                          $. 90

         1996
First Quarter                       $ .44                          $ .16
Second Quarter                      $ .38                          $ .25
Third Quarter                       $ .38                          $ .28
Fourth Quarter                      $ .47                          $ .25

On March 15, 1998, the high bid and asked quotations for the Company's Common Stock were $1.10 and $.90 per share, respectively.

The Company believes that on December 31, 1997, there were 792 shareholders of record of the Company's stock.

The Company has not paid any dividends on its Common Stock and has determined, for the foreseeable future, to retain earnings, if any, to fund additional development and to take advantage of any opportunities that might become apparent.


ITEM 7-FINANCIAL STATEMENTS

The financial statements are presented on F1 through F14.


ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS - YEARS ENDED DECEMBER 31, 1997 AND 1996:

NET SALES

For the years ended December 31, 1997 and 1996, revenue totaled approximately $944,000 and $855,000, respectively. Sales have increased approximately 10% as a result of higher sales to existing customers and greater exposure to new customers through the Company's internet page.

In December 1996, the Company signed a new marketing agreement with Data General Corp. whereby Egan Systems. Inc.'s has become an Accredited Service Provider. Under this agreement, the major technology company will, for a commission, market certain Egan Systems, Inc. products and skills to a portion of Data General Corp.'s customer base. The Company is optimistic that this agreement will continue to provide a substantial revenue source for at least the next fiscal year.

Management remains optimistic that the Company will be profitable in 1998. The Company's products traditionally offer relatively high gross margins. The Company has a number of recently released products that it is aggressively marketing and additional software products in its development pipeline which the Company expects to substantially contribute to sales. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES

Cost of goods sold for the years ended December 31, 1997 and 1996 were approximately $76,000 and $76,000, and gross profit percent was approximately 92% and 91%, respectively.

Research and development costs were approximately $343,000 and $348,000 for the years ended December 31, 1997 and 1996, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the years ended December 31, 1997 and 1996 were approximately $636,000 and $535,000, respectively. SG&A costs, net of research and development costs, was approximately $293,000 and $187,000 for the years ended December 31, 1997 and 1996, respectively. Additionally, the capitalization of computer software development costs for the years ended December 31, 1997 and 1996 reduced SG&A expenses by approximately $348,000 and $240,000, respectively. The increase in SG&A costs was attributed primarily to an increase in employees in the Company's software development facility.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.):

ADVERTISING AND PROMOTION EXPENSE

For the year ended December 31, 1997, advertising and promotion expense was approximately $78,000 and was directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services product.

INTEREST INCOME/EXPENSE

Interest income for the year ended December 31, 1997 was approximately $21,000 and was related to cash invested by the Company in short-term financial instruments. Interest expense for the years ended December 31, 1997 and 1996 was approximately $9,000 and $10,000, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the years ended December 31, 1997 and 1996 was approximately $238,000 and $218,000, respectively. The increase in 1997 is attributed to the increase in amortization of capitalized computer software costs of $20,000.

LIQUIDITY

As of December 31, 1997, the Company's net cash provided by operations was approximately $152,000 and is substantially attributed to the net loss of $82,000, depreciation and amortization of $238,000. This compares to the year ended December 31, 1996 where net cash provided by operations was approximately $134,000 and was substantially attributed to depreciation and amortization of $218,000 and the decrease in payroll tax liabilities of $98,000.

Net cash used in investing activities during the years ended December 31, 1997 and 1996 was approximately $425,000 and $265,000, respectively. This was attributed to the purchase of computer software and hardware equipment of approximately $77,000 and $25,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of approximately $348,000 and $240,000 for the years ended December 31, 1997 and 1996, respectively.

Net cash provided by financing activities was approximately $1,117,000 and $160,000 for the years ended December 31, 1997 and 1996, respectively. The funds were provided as a result of the sale of common stock and common stock options, the exercise of common stock options and warrants, the issuance of convertible notes payable and was offset by prospectus issuance costs.

Management believes that the Company has obtained sufficient cash resources to meet its expected needs in the present fiscal year. Management does anticipate a large capital expenditure in the current year related to the Company's attempt to market and support the product for the "Millennium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.):

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business. The Company does not believe its business is subject to fluctuations due to seasonality.

                                    PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

Name                               Age                          Position
----                               ---                          --------

Edward J. Egan                      57              Chairman, Chief Executive Officer
                                                    Treasurer and President

Ralph Jordan                        45              President of Envyr Corp. Subsidiary,
                                                    Director

Barbara Jean Schultz                46              Secretary and Director

Jack Laskin                         70              Director

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

Each director is elected by the shareholders at the annual meeting of shareholders and holds office until the next annual meeting of shareholders.

ITEM 10-EXECUTIVE COMPENSATION

Compensation of Edward J. Egan and Barbara Jean Schultz for the year ended December 31, 1997 amounted to approximately $88,000 and $38,000 respectively.


ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class                  Name                 Number of         Percent
of Shares        of Beneficial Owner        Shares Owned      Of Class
---------        -------------------        ------------      --------

Common           Edward J. Egan             1,600,000        10.2%

Common           Networth Partners          1,400,000 (1)     8.6%

Common           Barbara Schultz              200,000         1.3%

Common           Ralph Jordan                 490,000         3.1%

Common           Jack Laskin                  800,000 (2)     5.0%

Common           All beneficial owners,
                 executives and
                 directors as a group       4,490,000 (3)    27.0%

(1) Includes options to purchase 700,000 shares exercisable within 60 days.

(2) Includes options to purchase 400,000 shares exercisable within 60 days.

(3) Includes options to purchase 1,100,000 shares exercisable within 60 days.

Unless otherwise noted, the addressee of all persons listed above are in care of the Company.


ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM-13 EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         3A       Articles of Incorporation (1)
         3B       ByLaws of Registrant (1)
         11       Computation of per share earnings
         21       List of subsidiaries of the registrant
         27       Financial data schedule

(b)      Reports on Form 8-K:None



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 20th day of March, 1998.


                                   EGAN SYSTEMS, INC.



                                   By   /s/ Edward J. Egan
                                        ------------------------------------
                                        Edward J. Egan, President
                                        Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

          Signature                          Title                                        Date
          ---------                          -----                                        ----
/s/Edward J. Egan                            Chairman, President, Chief                   March 20, 1998
-----------------------                      Executive Officer, Treasurer
Edward J. Egan                               (Principal Executive, Financial
                                             and Accounting Officer)

/s/Barbara Jean Schultz                      Secretary, Director                          March 20,1998
-----------------------
Barbara Jean Schultz

/s/Jack Laskin                               Director                                     March 20, 1998
-----------------------
Jack Laskin

/s/Ralph Jordan                              Director                                     March 20, 1998
-----------------------
Ralph Jordan

                                 EXHIBIT INDEX


         11       Computation of per share earnings
         21       List of subsidiaries of the registrant
         27       Financial data schedule




(1) Filed as an exhibit to the Registration Statement on Form S-18 (File No. 2-95836-NY) of the Registrant and incorporated by reference herein.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                                DECEMBER 31, 1997


                                TABLE OF CONTENTS


                                                                                             Page No.

REPORT OF INDEPENDENT AUDITORS                                                                  F-2


FINANCIAL STATEMENTS:

  Consolidated balance sheets at December 31, 1997 and 1996                                     F-3

  Consolidated statements of operations, years ended
   December 31, 1997, 1996 and 1995                                                             F-4

  Consolidated statements of changes in stockholders' equity,
   years ended December 31, 1997, 1996 and 1995                                                 F-5

  Consolidated statements of cash flows, years ended
   December 31, 1997, 1996 and 1995                                                             F-6

  Notes to consolidated financial statements,
   December 31, 1997, 1996 and 1995                                                         F-7 - F-14

                         REPORT OF INDEPENDENT AUDITORS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
EGAN SYSTEMS, INC. AND SUBSIDIARY



We have audited the accompanying consolidated balance sheets of Egan Systems, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Egan Systems, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.



                                                /s/ Patrusky, Mintz & Semel
                                                -------------------------------


New York, New York
February 10, 1998

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

ASSETS                                                                                    1997               1996
                                                                                      -----------        -----------

Current Assets
  Cash (Note 2)                                                                       $   880,438        $    37,298
  Accounts receivable                                                                     125,683             85,358
  Inventory (Note 2)                                                                       16,590             12,856
  Other current assets                                                                      1,739              5,894
                                                                                      -----------        -----------
      Total Current Assets                                                              1,024,450            141,406
                                                                                      -----------        -----------

Property and Equipment (Notes 2 and 3)                                                    110,059             61,543
                                                                                      -----------        -----------

Other Assets
  Computer software development costs - net (Notes 2 and 4)                               574,490            435,400
  Security deposits                                                                         3,126              3,126
                                                                                      -----------        -----------

      Total Other Assets                                                                  577,616            438,527
                                                                                      -----------        -----------

      Total Assets                                                                    $ 1,712,125        $   641,476
                                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt (Note 5)                                       $        --        $    75,750
  Accounts payable                                                                         17,335              8,352
  Payroll taxes payable                                                                        --              5,013
  Accrued expenses and other current liabilities                                           49,487             27,290
  Due to officer                                                                               --              7,156
                                                                                      -----------        -----------
      Total Current Liabilities                                                            66,822            123,561

Long-Term Debt (Note 5)                                                                    50,000                 --
                                                                                      -----------        -----------

     Total Liabilities                                                                    116,822            123,561
                                                                                      -----------        -----------


Commitments and Contingencies (Note 6)

Stockholders' Equity
  Common stock - $0.05 par value; shares authorized - 30,000,000, shares issued and outstanding -
   15,559,652 and 10,185,000 in 1997 and 1996                                             777,983            509,250
  Additional paid-in capital                                                            3,158,551          1,912,814
  Deficit                                                                              (1,986,231)
                                                                                                         -----------
                                                                                                          (1,904,149)
                                                                                        1,950,303            517,915
  Notes receivable - stock purchase (Note 11)                                            (355,000)                --
                                                                                      -----------        -----------

      Total Stockholders' Equity                                                        1,595,303            517,915
                                                                                      -----------        -----------

      Total Liabilities and Stockholders' Equity                                      $ 1,712,125        $   641,476
                                                                                      ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                          1997             1996            1995
                                                          ----             ----            ----
Net sales (Note 1)                                    $   944,354        $854,791       $ 770,092
                                                      -----------        --------       ---------


Cost and expenses:

  Cost of goods sold                                       76,214          75,974          65,888
  Selling, shipping, general and
   administrative expenses                                635,940         534,645         640,745
  Interest income                                         (20,585)             --              --
  Royalty expense                                          10,818              --              --
  Advertising and promotion expense                        78,337              --              --
  Interest expense                                          9,195           9,976          14,372
  Depreciation and amortization                           237,733         218,285         151,957
  Loss on sale of license                                      --              --           4,475
                                                      -----------        --------       ---------

                                                        1,027,652         838,880         877,437
                                                      -----------        --------       ---------

(Loss) income before provision for income taxes           (83,298)         15,911        (107,345)

(Benefit) provision for income taxes
 (Notes 2 and 10)                                          (1,216)             --              --
                                                      -----------        --------       ---------


Net (loss) income                                     $   (82,082)       $ 15,911       $(107,345)
                                                      ===========        ========       =========



Net (loss) income per common share (Note 2)

 Primary                                              $      (.01)       $    .00       $    (.01)
                                                      ===========        ========       =========

 Fully diluted                                        $        --        $    .00       $    (.01)
                                                      ===========        ========       =========

 Cash dividends per common share                             None            None            None
                                                      ===========        ========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             Common Stock            Additional                    Notes Receivable
                                        Shares           Amount    Paid In Capital      Deficit      Stock Purchase         Total
                                        ------           ------    ---------------      -------      --------------         -----


Balance
 December 31, 1995                     10,185,000       $509,250    $ 1,752,814       $(1,920,060)       $      --      $   342,004

Stock options                                  --             --        160,000                --               --          160,000

Net income for 1996                            --             --             --            15,911               --           15,911
                                       ----------       --------    -----------       -----------        ---------      -----------

Balance December 31, 1996              10,185,000        509,250      1,912,814        (1,904,149)              --          517,915

Sale of stock                             580,000         29,000        116,000                --               --          145,000

Conversion of notes payable               662,652         33,133        132,530                --         (355,000)         165,663

Stock options/warrants exercised        4,132,000        206,600      1,061,400                --               --          913,000

Stock prospectus costs                         --             --        (64,193)               --               --          (64,193)

Net loss for 1997                              --             --             --           (82,082)              --          (82,082)
                                       ----------       --------    -----------       -----------        ---------      -----------

Balance December 31, 1997              15,559,652       $777,983    $ 3,158,551       $(1,986,231)       $(355,000)     $ 1,595,303
                                       ==========       ========    ===========       ===========        =========      ===========










The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           INCREASE (DECREASE) IN CASH

                                                           1997             1996             1995
                                                           ----             ----             ----


Cash flows from operating activities:
  Net (loss) income                                    $   (82,082)       $  15,911        $(107,345)
  Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
    Depreciation and amortization                          237,733          218,285          151,957
    Loss on sale of license                                     --               --            4,475
    Accounts receivable                                    (40,325)           3,647           48,589
    Inventory                                               (3,734)          20,860           12,793
    Other current assets                                     4,155             (555)           3,874
    Accounts payable                                         8,983           (1,144)          (4,764)
    Payroll taxes payable                                       --          (97,709)          16,012
    Accrued expenses and other
     current liabilities                                    27,098          (24,896)          18,005
                                                       -----------        ---------        ---------

      Net cash provided by operating
       activities                                          151,828          134,399          143,596
                                                       -----------        ---------        ---------

Cash flows from investing activities:
  Purchase of property and equipment                       (77,403)         (25,419)         (19,710)
  Computer software development costs                     (347,936)        (239,540)        (200,586)
  Proceeds from sale of license                                 --               --          100,000
                                                       -----------        ---------        ---------


      Net cash used in investing activities               (425,339)        (264,959)        (120,296)
                                                       -----------        ---------        ---------

Cash flows from financing activities:
  Proceeds from sale of stock options                       50,000          160,000               --
  Proceeds from sale of common stock                       145,000               --           25,000
  Proceeds from sale of stock warrants                     863,000               --               --
  Proceeds from convertible notes payable                  130,000               --               --
  Prospectus issuance costs                                (64,193)              --               --
  Repayment of long-term debt                                   --               --          (42,542)
  Loans from officer                                        (7,156)            (300)          (2,100)
                                                       -----------        ---------        ---------

      Net cash provided (used in) by financing
       activities                                        1,116,651          159,700          (15,442)
                                                       -----------        ---------        ---------

Net increase (decrease) in cash                            843,140           29,140            7,858

Cash - beginning of year                                    37,298            8.158              300
                                                       -----------        ---------        ---------


Cash - end of year                                     $   880,438        $  37,298        $   8,158
                                                       ===========        =========        =========



The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1.  GENERAL BUSINESS DESCRIPTION/CONCENTRATION OF CREDIT RISK:

The Company develops and markets proprietary computer software to programmers, resellers and computer users. The Company's sales are made on credit to customers who are based in the United States of America. One customer, a domestic distributor, comprised approximately 22% and 28% of the Company's sales in 1997 and 1996 and approximately 22% and 14% of the Company's accounts receivable at December 31, 1997 and December 31, 1996, respectively.

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

EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company's adoption of SFAS No. 128 did not have a significant impact to its reported results.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 12,265,383, 10,185,000 and 10,185,000 in 1997, 1996 and 1995,
respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options, warrants and convertible note payable. In 1997, for purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computations of fully diluted earnings per share were 18,891,900, 10,185,000 and 10,168,333 in 1997, 1996 and 1995,
respectively (Note 11). Fully diluted earnings per share amounts are not presented for 1997 because it is anti-dilutive (Note 11).

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

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

INCOME TAXES:

The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax base of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur.

Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences arise from net operating loss carryforwards (Note 10) and the capitalization of computer software development costs (Note 4).

NOTE 3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                       1997           1996
                                       ----           ----

Office furniture and equipment       $ 84,788       $ 82,092
Computer software                      77,151         54,357
Computer hardware                     138,512         86,599
Leasehold improvements                  3,975          3,975
                                     --------       --------
                                      304,426        227,023
Accumulated depreciation              194,367        165,480
                                     --------       --------

                                     $110,059       $ 61,543
                                     ========       ========


Depreciation expense charged to operations in each of the years ended December 31, 1997, 1996 and 1995 amounted to $28,887, $30,705 and $25,580, respectively.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 4.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs consist of the following:

                                              1997           1996
                                              ----           ----

Computer software development costs       $1,150,222       $802,286
Accumulated amortization                     575,732        366,886
                                          ----------       --------

                                          $  574,490       $435,400
                                          ==========       ========


Amortization expense charged to operations in 1997 and 1996 amounted to $208,846 and $187,580, respectively.


NOTE 5.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                     1997          1996
                                     ----          ----

Convertible note payable (A)       $50,000       $    --
Note payable (B)                        --        75,750
                                   -------       -------

                                    50,000        75,750
Less current maturities                 --        75,750
                                   -------       -------

                                   $50,000       $    --
                                   =======       =======


(A) In January 1997, the Company received $130,000 in exchange for two convertible notes due January 1, 2002 at 10% interest per annum. The notes are convertible through January 2002 into 520,000 shares of the Company's $.05 par value common stock at $.25 per share. In connection with the issuance of one of the convertible notes payable in January 1997, detachable stock warrants had been issued entitling the holder to purchase 200,000 shares of the Company's $.05 par value common stock through January 1, 2002. In March 1997, 200,000 of the warrants related to this convertible note payable were exercised. In addition, one convertible note in the amount of $80,000 was converted in September 1997 into 320,000 shares at $.25 per share of the Company's $.05 par value common stock.

(B) In August 1997, the Company converted its 6.5% note payable in the amount of $75,750 and accrued interest of $9,913 into 342,652 shares at $.25 per share of the Company's $.05 par value common stock.

Interest expense charged to operations on the above debt for the years ended December 31, 1997 and 1996 amounted to $9,195 and $4,924, respectively.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995



NOTE 6. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company leases office and warehouse facilities under noncancelable operating leases expiring through February 2000. Minimum future annual rental payments under these leases as of December 31, 1998 and 1999 and 2000 are approximately $60,000, $53,000 and $15,000, respectively. Rent expenses charged to operations in the years ended December 31, 1997, 1996 and 1995 amounted to $46,863, $40,895 and $40,324, respectively.

SOFTWARE DEVELOPMENT AND LICENSING AGREEMENT:

On July 27, 1992 the Company entered into a software development and licensing agreement with a computer systems manufacturer. Pursuant to the agreement, the Company received revenue for software support services and the development of an enhanced source code licensed to the Company by the manufacturer.

In consideration of this license and proprietary rights to the Company, the Company is obligated to discount to the manufacturer up to $740,000 from future royalty fees, if any, that would be due from the manufacturer out of future sales of the enhanced software.

On January 9, 1997, the Company amended its software development and licensing agreement with the computer systems manufacturer whereby the Company has granted a license to the manufacturer to use and remarket certain programs developed by the Company.

EMPLOYMENT CONTRACT:

The Company has entered into an employment contract with its sales manager through June 1998 that provides for a minimum annual salary, incentives based on the Company's attainment of specified levels of sales and reasonable employee benefits. At December 31, 1997, the total commitments, excluding employee benefits, was $55,000.

NOTE 7. RESEARCH AND DEVELOPMENT COSTS:

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 1997, 1996 and 1995 were approximately $343,000, $348,000 and $421,000, respectively.

NOTE 8. COMMON STOCK:

COMMON STOCK SALE:

In January 1997, the Company sold 580,000 shares of its $.05 par value common stock at $.25 per share and granted stock warrants to purchase an additional 800,000 shares of its $.05 par value common stock at $.25 per share, the price of which was significantly below the market price of the common stock on the date of sale. The warrants expire in January 2001.

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, AND 1996 AND 1995



NOTE 8. COMMON STOCK (CONT'D):

NOTES RECEIVABLE--STOCK PURCHASE:

In October and December 1997, the Company entered into an agreement whereby it issued 1,420,000 shares of the Company's $.05 par value common stock to certain employees of the Company for consideration of $.25 per share or $355,000. Payment for the stock consisted of the issuance of non-interest bearing notes receivable in the amount of $355,000 payable within 20 days of the sale by the employee of the common stock related to these notes receivable or immediately upon the employee leaving the employment of the Company. The notes receivable are secured by the common stock related to these notes receivable. The transaction has been recorded as a sale of common stock with the note receivable reflected as a reduction of stockholders' equity.

STOCK OPTIONS/WARRANTS:

The following table provides information regarding stock option and warrant activity for the years ended December 31, 1997 and 1996:

                                                                     Exercise Price Per Share
                                                                 -----------------------------------
                                   Number of Shares              Range               Weighted Average
                                   ----------------             --------------       ----------------
Balance--December 31, 1995           3,480,000                   $      0.375            $0.375

  Granted                            6,185,000                    0.250-0.500             0.263
  Exercised                                 --                         --                    --
                                     ---------                   ------------            ------

Balance--December 31, 1996           9,665,000                    0.250-0.500             0.303

  Granted                            1,352,652                          0.250             0.250
  Exercised                          4,474,652                    0.250-0.375             0.303
                                     ---------                   ------------            ------

Balance--December 31, 1997           6,543,000                   $0.250-0.375            $0.293
                                    ==========                   ============            ======


The status of all options and warrants outstanding at December 31, 1997 is summarized as follows:


                                        Weighted Average
   Range of                                Remaining              Weighted Average
Exercise Prices          Shares         Contractual Life           Exercise Price
---------------          -------        -----------------        -----------------
$0.250                   4,578,000           1.84                     $0.250
 0.375                   1,700,000           1.28                      0.375
 0.500                     265,000           1.92                      0.500
                         ---------           ----                     ------
                         6,743,000           1.69                     $0.293
                         =========           ====                     ======

                       EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, AND 1996 AND 1995



NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION:

CASH TRANSACTIONS:

During the three years in the period ended December 31, 1997, the Company paid cash for interest in the amount of $7,080, $5,052 and $12,614 in 1997, 1996 and 1995, respectively.

During the years ended December 31, 1997, 1996 and 1995, the Company paid cash for corporate income tax payments in each year in the amount of $520.

NON-CASH TRANSACTIONS:

During the years ended December 31, 1997 and 1996, the Company converted $165,663 and $350,000 of its convertible notes payable and accrued interest into 662,652 and 1,400,000 shares of its $.05 par value common stock at $.25 per share, respectively (Note 5).

During the year ended December 31, 1997, the Company issued 1,420,000 shares of its $.05 par value common stock in exchange for notes receivable from certain employees of the Company in conjunction with the exercising of their stock options at $.25 per share for $355,000 (Note 8).


NOTE 10.  INCOME TAXES:

The components of the deferred tax asset and liability are as follows:


                                                                                        1997             1996
                                                                                        ----             ----
                                                                                     Noncurrent        Noncurrent
                                                                                     ----------        ----------
Total deferred tax asset (Note 2)                                                    $ 880,000        $ 498,372
Total deferred tax liability (Note 2)                                                 (575,000)        (118,500)
Valuation allowance                                                                   (305,000)        (380,200)
                                                                                     ---------        ---------

Net deferred tax asset (liability)                                                   $    --          $    --
                                                                                     =========        =========

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, AND 1996 AND 1995



NOTE 10.  INCOME TAXES (CONT'D.)

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                    1997           1996           1995
                                                    ----           ----           ----

Current tax expense                               $   --          $  --          $  --
Deferred tax expense                                58,000          1,050          3,611
Benefit of net operating loss carryforwards        (58,000)        (1,050)        (3,611)
Net change in valuation allowance                     --             --             --
                                                  --------        -------        -------

Total                                             $   --          $  --          $  --
                                                  ========        =======        =======



Reconciliations of the differences between income taxes computed at Federal statutory rates and consolidated provisions for income taxes are as follows:



                                                  1997             1996             1995
                                                  ----             ----             ----


Income taxes computed at Federal statutory
 tax rate                                        $  --          $    --         $     --
Surtax exemption                                    --               --               --
State tax (benefit) provisions                    (1,216)            --               --
Benefit of operating loss carryforwards             --               --               --
                                                 -------        ---------       ----------

(Benefit) provision for income taxes             $(1,216)       $    --         $     --
                                                 =======        =========       ==========

As of December 31, 1997, the Company has a net operating loss carryforward available for Federal and State income tax purpose in the amount of approximately $2,200,000, expiring from 2002 through 2012.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, AND 1996 AND 1995


NOTE 11. COMPUTATION OF EARNINGS PER SHARE:

The following data show the amounts used in computing earnings per share and the effect on (loss) income and the weighted average number of shares of dilutive potential common stock.

                                               1997               1996               1995
                                               ----               ----               ----

(Loss) income available to common
 stockholders used in basic EPS           $    (82,082)       $    15,911       $   (107,345)

Convertible note payable                         5,000               --                 --
                                          ------------        -----------       ------------

(Loss) income available to common
 stockholders after assumed
 conversions of dilutive securities       $    (77,082)       $    15,911       $   (107,345)
                                          ============        ===========       ============

Weighted average number of common
 shares used in primary EPS                 12,265,383         10,185,000         10,168,333

Effect of dilutive securities
  Stock options                              5,830,711               --                 --
  Stock warrants                               391,074               --                 --
  Convertible notes payable                    404,822               --                 --
                                          ------------        -----------       ------------

Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS           18,891,990         10,185,000         10,168,333
                                          ============        ===========       ============

For 1997, the effect of dilutive securities were not included in computing EPS because their effects are anti-dilutive.


NOTE 12.  SUBSEQUENT EVENTS:

In January 1998, warrant holders exercised 550,000 warrants at $.375 per share representing 550,000 shares of the Company's $.05 par value common stock.