Form 10QSB
period 1998-03-31
EGAN SYSTEMS INC
filed 1998-05-15
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
6106.98 - 2
                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

    /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

    / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT




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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


Date                            Class                        Shares Outstanding
----                            -----                        ------------------

05/08/98                    Common Stock                           16,335,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



                                                                        Page No.


PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    March 31, 1998 (unaudited) and December 31, 1997                         1

   Condensed consolidated statements of operations (unaudited) for the
    three months ended March 31, 1998 and 1997                               2

   Condensed consolidated statements of cash flows (unaudited) for the
    three months ended March 31, 1998 and 1997                               3

   Notes to condensed consolidated financial statements (unaudited)        4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                  8


SIGNATURES                                                                   9


EXHIBITS                                                                    10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,        December 31,
ASSETS                                                       1998               1997
                                                         -----------        -----------
                                                         (Unaudited)
Current Assets
  Cash                                                   $   874,991        $   880,438
  Accounts receivable                                        147,696            125,683
  Inventory                                                    9,902             16,590
  Other current assets                                         6,505              1,739
                                                         -----------        -----------
      Total Current Assets                                 1,039,094          1,024,450
                                                         -----------        -----------

Property and Equipment - net                                 131,493            110,059
                                                         -----------        -----------

Other Assets
  Computer software development costs - net                  595,389            574,490
  Security deposits                                            3,126              3,126
                                                         -----------        -----------
      Total Other Assets                                     598,516            577,616
                                                         -----------        -----------

      Total Assets                                       $ 1,769,103        $ 1,712,125
                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                        $     6,351        $    17,335
 Accrued expenses and other current liabilities               27,857             49,487
                                                         -----------        -----------
      Total Current Liabilities                               34,208             66,822

Long-term debt                                                25,000             50,000
                                                         -----------        -----------
      Total Liabilities                                       59,208            116,822
                                                         -----------        -----------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized-
  30,000,000 shares, issued
  and outstanding, 16,335,660 and
  15,559,652 in 1998 and 1997                                816,783            777,983
 Additional paid-in capital                                3,376,251          3,158,551
 Deficit                                                  (2,128,139)        (1,986,231)
                                                         -----------        -----------
                                                           2,064,895          1,950,303
 Notes receivable - stock purchase                          (355,000)          (355,000)
                                                         -----------        -----------

      Total stockholders' Equity                           1,709,895          1,595,303
                                                         -----------        -----------

      Total Liabilities and Stockholders' Equity         $ 1,769,103        $ 1,712,125
                                                         ===========        ===========

The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                               March 31,
                                                               ---------
                                                        1998              1997
                                                     ---------          --------

Net sales                                            $ 242,061          $259,344
                                                     ---------          --------


Cost and expenses:
  Cost of goods sold                                    20,542            22,176
  Research and development costs                        79,021            95,626
  Selling, shipping,
   general and administrative                          153,193            39,570
  Interest income                                       (8,949)               --
  Royalties                                              1,697                --
  Promotion and advertising                             63,463                --
  Interest                                                 625             4,176
  Depreciation and amortization                         74,377            75,454
                                                     ---------          --------

                                                       383,969           237,002
                                                     ---------          --------

Net (loss) income                                    $(141,908)         $ 22,342
                                                     =========          ========


Net (loss) income per common share:

  Primary                                            $   (0.01)         $   0.00
                                                     =========          ========

  Fully diluted                                      $   (0.01)         $   0.00
                                                     =========          ========

  Cash dividends per common share                         None              None
                                                     =========          ========





See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                                     ---------
                                                               1998             1997
                                                            ---------        ---------
Net cash (used in) provided by operating activities         $(120,237)       $  30,017
                                                            ---------        ---------


Cash flows from investing activities:
  Purchase of property and equipment                          (30,139)         (24,734)
  Computer software development costs                         (86,571)         (64,593)
                                                            ---------        ---------

      Net cash used in investing activities                  (116,710)         (89,327)
                                                            ---------        ---------


Cash flows from financing activities:
  Proceeds from exercise of common stock - options                 --          181,250
  Proceeds from exercise of common stock - warrants           231,500           37,500
  Proceeds from issuance of convertible notes payable              --          130,000
  Proceeds from sale of common stock                               --          145,000
                                                            ---------        ---------

      Net cash provided by financing activities               231,500          493,750
                                                            ---------        ---------


Net (decrease) increase in cash                                (5,447)         434,440


Cash - beginning of period                                    880,438           37,298
                                                            ---------        ---------


Cash - end of period                                        $ 874,991        $ 471,738
                                                            =========        =========


Supplemental cash flows information:

Taxes paid                                                  $   1,214        $      --
                                                            =========        =========

Interest paid                                               $   1,250        $      --
                                                            =========        =========




See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan systems, Inc. and Subsidiary as of March 31, 1998 and the results of their operations and cash flows for the three months ended March 31, 1998 and 1997.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 16,335,660 and 15,559,652 in 1998 and 1997, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options, warrants and convertible note payable. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 21,160,965 and 19,198,443 in 1998 and 1997, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 1998 because it is anti-dilutive.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for interim reporting under Form 10-QSB have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.



NOTE 2. COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the three months ended March 31, 1998 and 1997, accumulated amortization amounted to approximately $641,000 and $434,000, and amortization of computer software development costs charged to operations was approximately $66,000 and $67,000, respectively.



NOTE 3. INVENTORY:

Inventory, which consists of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH TRANSACTIONS:

During the three months ended March 31, 1998, the Company converted $25,000 of its convertible note payable into 100,000 shares of its $.05 par value common stock at $.25 per share.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NET SALES:

For the three months ended March 31, 1998 and 1997, revenue totaled approximately $242,000 and $259,000, respectively. Sales have increased approximately 7% as a result of higher sales to existing customers and greater exposure to new customers through the Company's internet page.

In December 1996, the Company signed a new marketing agreement with Data General Corp. whereby Egan Systems, Inc. has become an accredited service provider. Under this agreement, Data General Corp. will for a commission market certain Egan Systems, Inc. products and skills to a portion of the Data General Corp's customer base. The Company is optimistic that this agreement will continue to provide a substantial revenue source for at lease the next fiscal year.

The Company's products traditionally offer relatively high gross margins. The Company is promoting its new software product releases and also has a number of additional promising software products in its development pipeline which it expects to release in the near future. The company expects the products to substantially contribute to sales in the near future. However, the company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the three months ended March 31, 1998 and 1997 were approximately $21,000 and $22,000 and gross profit percent was approximately 91%.

Research and development costs were approximately $79,000 and $96,000 for the three months ended March 31, 1998 and 1997, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise. The decline is substantially due to the Company capitalizing approximately $22,000 more computer software development costs in 1998 than in 1997 related to new Company products which have achieved technological feasibility in 1998.

Selling, shipping and general and administrative expenses (SG&A) for the three months ended March 31, 1998 and 1997 were approximately $153,000 and $40,000, respectively. The capitalization of computer software development costs for the three months ended March 31, 1998 and 1997 reduced SG&A expenses by approximately $87,000 and $65,000, respectively. The increase in SG&A costs was attributed primarily to an increase in payroll and benefits ($55,000) and rent ($4,000) at the Company's software development and support facility and an increase in payroll and related costs associated with hiring a new sales manager ($25,000) and an employment fee related to his hiring ($14,000).

PROMOTION AND ADVERTISING EXPENSE:

For the three months ended March 31, 1998, promotion and advertising expense was approximately $63,000 and is directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services products.

INTEREST INCOME:

Interest income for the three months ended March 31, 1998 was approximately $9,000 and was related to cash invested in short-term financial instruments.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (CONT'D.):

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the three months ended March 31, 1998 and 1997 was approximately $74,000 and $75,000, respectively.

LIQUIDITY:

As of March 31, 1998, the Company's net cash used in operations was approximately $120,000 and is substantially attributed to the net loss of ($142,000), depreciation and amortization of $74,000, the increase in accounts receivable of ($22,000) and the decrease in accounts payable ($11,000) and accrued expenses ($28,000) as compared to the balances of December 31, 1997.

Net cash used in investing activities during the three months ended march 31, 1998 was approximately $117,000. Cash was used to purchase computer software and hardware equipment of approximately $30,000 to support the Company's on-going research and development activities and $87,000 was attributed to the capitalization of computer software development costs.

For the three months ended March 31, 1998, net cash provided by financing activities increased by approximately $232,000 as a result of the exercise of common stock warrants.

Management believes that the Company has sufficient resources to meet its expected needs in the present fiscal year. Management has directed significant Company resources in the three months ended March 31, 1998 towards the Company's attempt to sell it's product for the "millenium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.

INFLATION AND SEASONALITY:

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

               (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                               S I G N A T U R E S




In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                                    EGAN SYSTEMS, INC.
                                                    ---------------------------
                                                    (Registrant)





                                                    /s/Edward J. Egan
                                                    ---------------------------
                                                    Edward J. Egan (President)
                                                    And Chief Financial Officer)



Date:
     --------------

PART LL, ITEM 6, EXHIBIT II.

                               EGAN SYSTEMS, INC.
                        COMPUTATION OF PER SHARE EARNINGS


Computation of per share earnings:

The following data show the amounts used in computing earnings per share and the effect on (loss) income and the weighted average number of shares of dilutive potential common stock.

                                                            1998               1997
                                                       ------------        -----------
(Loss) income available to common stockholders
 used in primary EPS                                   $   (141,908)       $    22,342

Interest expense convertible note payable                       625              1,250
                                                       ------------        -----------

(Loss) income available to common stockholders
 after assumed conversions of dilutive securities      $   (141,283)       $    23,592
                                                       ============        ===========

Weighted average number of common shares in
 primary EPS                                             16,335,660         10,185,000

Effect of dilutive securities                              4,825,305          9,013,443
                                                       ------------        -----------
Weighted average number of common shares and
 dilutive potential common stock used in fully
 diluted EPS                                           $ 21,160,965        $19,198,443
                                                       ============        ===========

Net (loss) income per common share:

 Primary                                               $       (.01)       $       .00
                                                       ============        ===========

 Fully diluted                                         $       (.01)       $       .00
                                                       ============        ===========


For 1998, the effect of dilutive securities were not included in computing fully diluted EPS because their effects are anti-dilutive.