Form 10QSB
period 1998-06-30
EGAN SYSTEMS INC
filed 1998-08-14
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 1998

|_|         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number            2-95836-NY
                       ---------------------------------------------------------

                               Egan Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       13-3250816
         --------                                       ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.

1501 Lincoln Ave., Holbrook, New York                        11741
-------------------------------------                        -----
(Address of principal executive offices)

(516) 588 - 8000
--------------------------------------------------------------------------------
Registrant's telephone number

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date                             Class                        Shares Outstanding
----                             -----                        ------------------

08/06/98                       Common Stock                       16,941,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1. Financial statements

  Condensed consolidated balance sheets as of
  June 30, 1998 (unaudited) and December 31, 1997                          1

  Condensed consolidated statements of operations (unaudited) for the
  six months ended June 30, 1998 and 1997                                  2

  Condensed consolidated statements of cash flows (unaudited) for the
  six months ended June 30, 1998 and 1997                                  3

  Notes to condensed consolidated financial statements (unaudited)       4 - 5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6 - 7

PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                8

SIGNATURES                                                                 9

EXHIBITS                                                                  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,     December 31,
ASSETS                                                 1998           1997
                                                   -----------    -----------
                                                   (Unaudited)
Current Assets
  Cash                                             $   850,706    $   880,438
  Accounts receivable                                  246,448        125,683
  Inventory                                             17,008         16,590
  Other current assets                                     145          1,739
                                                   -----------    -----------
    Total Current Assets                             1,114,307      1,024,450
                                                   -----------    -----------
Property and Equipment - net                           137,064        110,059
                                                   -----------    -----------
Other Assets
  Computer software development costs - net            618,540        574,490
  Security deposits                                      3,126          3,126
                                                   -----------    -----------
    Total Other Assets                                 621,666        577,616
                                                   -----------    -----------
    Total Assets                                   $ 1,873,037    $ 1,712,125
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $     5,656    $    17,335
  Accrued expenses and other current liabilities        33,128         49,487
                                                   -----------    -----------
    Total Current Liabilities                           38,784         66,822

Long-term debt                                          25,000         50,000
                                                   -----------    -----------
    Total Liabilities                                   63,784        116,822
                                                   -----------    -----------
Stockholders' Equity
  Common stock - $.05 par value,
    shares authorized - 30,000,000 shares, issued
    and outstanding, 16,941,652 and
    15,559,652 in 1998 and 1997                        847,083        777,983
  Additional paid-in capital                         3,686,201      3,158,551
  Deficit                                           (2,369,031)    (1,986,231)
                                                   -----------    -----------
                                                     2,164,253      1,950,303
  Notes receivable - stock purchase                   (355,000)      (355,000)
                                                   -----------    -----------
    Total Stockholders' Equity                       1,809,253      1,595,303
                                                   -----------    -----------
    Total Liabilities and Stockholders' Equity     $ 1,873,037    $ 1,712,125
                                                   ===========    ===========


The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended         Six Months Ended
                                                June 30,                   June 30,
                                            1998         1997        1998          1997
                                         ---------    ---------    ---------    ---------
Net sales                                $ 349,193    $ 217,348    $ 591,254    $ 476,692
                                         ---------    ---------    ---------    ---------
Cost and expenses:
  Cost of goods sold                         9,052        9,709       29,594       31,885
  Research and development costs            81,783       53,975      160,804      149,601
  Selling, shipping,
   general and administrative              163,737       88,552      316,930      122,790
  Interest income                           (9,896)      (4,750)     (18,845)      (4,750)
  Royalties                                  3,656           --        5,353        5,333
  Promotion and advertising                 67,376           --      130,839           --
  Interest expense                              --        2,885          625        7,060
  Depreciation and amortization             74,377       56,230      148,754      131,684
  Consulting                               200,000           --      200,000           --
                                         ---------    ---------    ---------    ---------
                                           590,085      206,601      974,054      443,603
                                         ---------    ---------    ---------    ---------
Net (loss) income                        $(240,892)   $  10,747    $(382,800)   $  33,089
                                         =========    =========    =========    =========
Net (loss) per common share:
  Primary                                $   (0.01)   $    0.00    $   (0.02)   $    0.00
                                         =========    =========    =========    =========
  Fully diluted                          $   (0.01)   $    0.00    $   (0.02)   $    0.00
                                         =========    =========    =========    =========
  Cash dividends per common share             None         None         None         None

See notes to condensed consolidated financial statements

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                           Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------
Net cash (used in) provided by operating activities     $(181,673)   $ 117,681
                                                        ---------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                      (44,415)     (41,884)
  Computer software development costs                    (175,394)    (159,163)
                                                        ---------    ---------
    Net cash used in investing activities                (219,809)    (201,047)
                                                        ---------    ---------
Cash flows from financing activities:
  Proceeds from exercise of common stock - options             --      312,500
  Proceeds from exercise of common stock - warrants            --      127,500
  Proceeds from issuance of convertible notes payable     371,750      130,000
  Proceeds from sale of common stock                           --      145,000
                                                        ---------    ---------
    Net cash provided by financing activities             371,750      715,000
                                                        ---------    ---------
Net (decrease) increase in cash                           (29,732)     631,634

Cash - beginning of period                                880,438       37,298
                                                        ---------    ---------
Cash - end of period                                    $ 850,706    $ 668,932
                                                        =========    =========
Supplemental cash flows information:

Taxes paid                                              $   1,214    $     520
                                                        =========    =========
Interest paid                                           $     625    $   4,580
                                                        =========    =========
Schedule of non-cash financing activity:

Common stock issued for consulting services rendered    $ 200,000    $      --
                                                        =========    =========

See notes to condensed consolidated financial statements.

                         EGAN SYSTEMS, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1. STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of June 30, 1998 and the results of their operations and cash flows for the six months ended June 30, 1998 and 1997.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 16,941,652 and 12,005,000 in 1998 and 1997, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options, warrants and convertible note payable. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 21,404,952 and 19,698,500 in 1998 and 1997, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 1998 because it is anti-dilutive.

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

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2. COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the six months ended June 30, 1998 and 1997, accumulated amortization amounted to approximately $707,076 and $481,000, and amortization of computer software development costs charged to operations was approximately $131,344 and $114,000, respectively.

NOTE 3.  INVENTORY:

Inventory, which consists of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH TRANSACTIONS:

During the six months ended June 30, 1998, the Company converted $25,000 of its convertible note payable into 100,000 shares of its $.05 par value common stock at $.25 per share.

NOTE 5.  NON-MONETARY TRANSACTION:

In May 1998, the Company issued 200,000 shares of its $.05 par value common stock in exchange for consulting services. The transaction was recorded at the fair market value of the common stock when the shares were issued. The amount recorded as consulting expense as a result of this transaction for the six months ended June 30, 1998 was $200,000.

NOTE 6. SUBSEQUENT EVENT:

On August 10, 1998, the Company has been awarded a 51% interest in a joint venture, the purpose of which is to provide Year 2000 computer systems solution to government ministries and government owned industries in The People's Republic of China. As consideration for this interest in the joint venture, the Company has issued 1,000,000 shares of its $.05 par value common stock.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES:

For the six months ended June 30, 1998 and 1997, revenue totaled approximately $591,000 and $477,000, respectively. Sales have increased approximately 24% as a result of the Company's marketing agreement with Data General Corp. to sell some of the Company's products and greater exposure to new and existing customers through the Company's internet page.

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

COST AND EXPENSES:

Cost of goods sold for the six months ended June 30, 1998 and 1997 were approximately $30,000 and $32,000 and gross profit percent was approximately 95% and 92%, respectively.

Research and development costs were approximately $161,000 and $150,000 for the six months ended June 30, 1998 and 1997, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise. The increase is substantially due to the Company expending more computer software development costs in 1998 than in 1997 related to developing new Company products.

Selling, shipping and general and administrative expenses (SG&A) for the six months ended June 30, 1998 and 1997 were approximately $317,000 and $123,000, respectively. The capitalization of computer software development costs for the six months ended June 30, 1998 and 1997 reduced SG&A expenses by approximately $175,000 and $159,000, respectively. The increase in SG&A costs was attributed primarily to an increase in payroll and benefits ($100,000) and rent ($9,000) at the Company's software development and support facility and an increase in payroll and related costs associated with hiring a new sales manager ($50,000) and an employment fee related to his hiring ($14,000).

PROMOTION AND ADVERTISING EXPENSE:

For the six months ended June 30, 1998, promotion and advertising expense was approximately $130,000 and is directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services products.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Cont'd.):

INTEREST INCOME:

Interest income for the six months ended June 30, 1998 was approximately $19,000 and was related to cash invested in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the six months ended June 30, 1998 and 1997 was approximately $149,000 and $132,000, respectively. The increase was due to higher amortization of computer software development costs.

CONSULTING:

For the six months ended June 30, 1998, the Company recorded a consulting expense for $200,000 on its condensed consolidated statement of operations related to its on-going effort to market its products and services. The Company issued 200,000 shares of its $.05 par value common stock in exchange for these services which was accounted for as a non-monetary transaction and valued at the fair market value of the common stock when the shares were issued.

LIQUIDITY:

As of June 30, 1998, the Company's net cash used in operations was approximately $181,000 and is substantially attributed to the net loss of ($383,000), depreciation and amortization of $148,000, the increase in accounts receivable of ($121,000) and the decrease in accounts payable ($12,000) and accrued expenses ($24,000) and $200,000 in consulting expense accounted for in a non-monetary transaction.

Net cash used in investing activities during the six months ended June 30, 1998 was approximately $220,000. Cash was used to purchase computer software and hardware equipment of approximately $44,000 to support the Company's on-going research and development activities and $175,000 was attributed to the capitalization of computer software development costs.

For the six months ended June 30, 1998, net cash provided by financing activities increased by approximately $372,000 as a result of the exercise of common stock warrants.

Management believes that the Company has sufficient resources to meet its expected needs in the present fiscal year. Management has directed significant Company resources in the six months ended June 30, 1998 towards the Company's attempt to market it's product for the "millenium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.

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

               (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                               S I G N A T U R E S

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                                   EGAN SYSTEMS, INC.
                                                   -----------------------------
                                                   (Registrant)


                                                   /s/ Edward J. Egan
                                                   -----------------------------
                                                   Edward J. Egan (President)
                                                   And Chief Financial Officer)

Date: August 14, 1998

                                EXHIBIT INDEX

               (11) Statement regarding computation of per share earnings.

               (27) Financial data schedule