Form 10QSB
period 1998-09-30
EGAN SYSTEMS INC
filed 1998-11-12
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


Commission file number                  2-95836-NY
                                        ----------

                               Egan Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-3250816
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No.


1501 Lincoln Ave., Holbrook, New York                               11741
---------------------------------------                             -----
(Address of principal executive offices)

(516) 588 - 8000
-----------------------------
Registrant's telephone number

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date                              Class                       Shares Outstanding
----                              -----                       ------------------
11/10/98                       Common Stock                       18,541,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    September 30, 1998 (unaudited) and December 31, 1997                             1

   Condensed consolidated statements of operations (unaudited) for the
    nine months ended September 30, 1998 and 1997                                    2

   Condensed consolidated statements of cash flows (unaudited) for the
    nine months ended September 30, 1998 and 1997                                    3

   Notes to condensed consolidated financial statements (unaudited)                4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                          8


SIGNATURES                                                                           9


EXHIBITS                                                                            10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,        December 31,
                                                              1998                 1997
                                                           -----------         -----------
                                                           (Unaudited)
ASSETS
Current Assets
  Cash                                                     $ 1,040,092         $   880,438
  Accounts receivable                                          418,352             125,683
  Inventory                                                     22,250              16,590
  Other current assets                                           2,877               1,739
                                                           -----------         -----------
      Total Current Assets                                   1,483,571           1,024.450
                                                           -----------         -----------

Property and Equipment - net                                   157,413             110,059
                                                           -----------         -----------

Other Assets
  Deferred consulting expense                                1,000,000                --
  Computer software development costs - net                    679,733             574,490
  Security deposits                                              3,126               3,126
                                                           -----------         -----------
      Total Other Assets                                     1,682,859             577,616
                                                           -----------         -----------

      Total Assets                                         $ 3,323,843         $ 1,712,125
                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                          $     2,848         $    17,335
 Accrued expenses and other current liabilities                 28,594              49,487
                                                           -----------         -----------
      Total Current Liabilities                                 31,442              66,822

Long-term debt                                                    --                50,000
                                                           -----------         -----------
      Total Liabilities                                         31,442             116,822
                                                           -----------         -----------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued
  and outstanding, 18,541,652 and
  15,559,652 in 1998 and 1997                                  927,083             777,983
 Additional paid-in capital                                  4,799,951           3,158,551
 Deficit                                                    (2,079,633)         (1,986,231)
                                                           -----------         -----------
                                                             3,647,401           1,950,303
 Notes receivable - stock purchase                            (355,000)           (355,000)
                                                           -----------         -----------

      Total Stockholders' Equity                             3,292,401           1,595,303
                                                           -----------         -----------

      Total Liabilities and Stockholders' Equity           $ 3,323,843         $ 1,712,125
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended                     Nine Months Ended
                                                  September 30,                          September 30,
                                             1998               1997               1998               1997
                                          -----------        -----------        -----------        -----------

Net sales                                 $   645,346        $   247,975        $ 1,236,600        $   724,667
                                          -----------        -----------        -----------        -----------

Cost and expenses:
  Cost of goods sold                           14,811             21,938             44,405             53,823
  Research and development costs               56,697             96,177            217,501            245,778
  Selling, shipping,
   general and administrative                 162,995            100,123            479,925            222,912
  Interest income                             (10,351)            (8,815)           (29,196)           (13,565)
  Royalties                                     8,399              3,648             13,752              8,981
  Promotion and advertising                    47,021               --              177,860               --
  Interest expense                               --                  884                625              7,945
  Depreciation and amortization                76,375             53,825            225,129            185,509
  Consulting                                     --                 --              200,000               --
                                          -----------        -----------        -----------        -----------

                                              355,947            267,780          1,330,001            711,383
                                          -----------        -----------        -----------        -----------


Net income (loss)                         $   289,399        $   (19,805)       $   (93,401)       $    13,284
                                          ===========        ===========        ===========        ===========


Net income (loss) per common share:

  Primary                                 $      0.02        $      0.00        $     (0.01)       $      0.00
                                          ===========        ===========        ===========        ===========

  Fully diluted                           $      0.01        $      0.00        $      0.00        $      0.00
                                          ===========        ===========        ===========        ===========

  Cash dividends per common share                None               None               None               None
                                          ===========        ===========        ===========        ===========

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 1998               1997
                                                             -----------         -----------

Net cash (used in) provided by operating activities          $    (3,120)        $   139,122
                                                             -----------         -----------

Cash flows from investing activities:
  Purchase of property and equipment                             (75,467)            (65,291)
  Computer software development costs                           (302,259)           (253,507)
                                                             -----------         -----------

      Net cash used in investing activities                     (377,726)           (318,798)
                                                             -----------         -----------

Cash flows from financing activities:
  Proceeds from exercise of common stock - options               540,500             372,000
  Proceeds from exercise of common stock - warrants                 --               291,000
  Proceeds from issuance of convertible notes payable               --               130,000
  Proceeds from sale of common stock                                --               145,000
  Due to stockholders                                               --                (7,156)
                                                             -----------         -----------

      Net cash provided by financing activities                  540,500             930,844
                                                             -----------         -----------


Net increase in cash                                             159,654             751,168


Cash - beginning of period                                       880,438              37,298
                                                             -----------         -----------


Cash - end of period                                         $ 1,040,092         $   788,466
                                                             ===========         ===========


Supplemental cash flows information:


Taxes paid                                                   $     3,234         $       520
                                                             ===========         ===========


Interest paid                                                $       625         $     5,830
                                                             ===========         ===========


See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of September 30, 1998 and the results of their operations and cash flows for the nine months ended September 30, 1998 and 1997.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 18,541,652 and 15,559,652 in 1998 and 1997, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options, warrants and convertible note payable. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 21,408,104 and 19,427,200 in 1998 and 1997, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 1998 because it is anti-dilutive.

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.



NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the nine months ended September 30, 1998 and 1997, accumulated amortization amounted to approximately $773,000 and $528,000, and amortization of computer software development costs charged to operations was approximately $197,000 and $162,000, respectively.



NOTE 3.  INVENTORY:

Inventory, which consists of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH TRANSACTIONS:

During the nine months ended September 30, 1998, the Company converted $50,000 of its convertible note payable into 200,000 shares of its $.05 par value common stock at $.25 per share.

In August 1998, the Company issued 1,000,000 shares of its $.05 par value common stock in exchange for consulting services to be rendered in the future related to developing business opportunities in Asia. The transaction was recorded at the fair market value of the common stock as of the date the shares were issued. The amount, $1,000,000, has been recorded as a deferred consulting expense on the balance sheet as of September 30, 1998 and will be amortized over the term of the consulting services.


NOTE 5.  NON-MONETARY TRANSACTIONS:

In May 1998, the Company issued 200,000 shares of its $.05 par value common stock in exchange for consulting services. The transaction was recorded at the fair market value of the common stock when the shares were issued. The amount recorded as consulting expense as a result of this transaction for the nine months ended September 30, 1998 was $200,000.


NOTE 6.  STOCK OPTIONS:

During the nine months ended September 30, 1998, option holders converted 1,160,000 stock options at $.375 per share and 422,000 stock options at $.25 per share into 1,582,000 shares of the Company's outstanding $.05 par value common stock.


NOTE 7.  JOINT VENTURE:

In August 1998, the Company entered into a joint venture, the purpose of which is to provide Year 2000 computer solutions to government ministries and government owned industries in The People's Republic of China. The Company will contribute certain resources to the joint venture and will receive 51% of all joint venture earnings.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NET SALES:

For the nine months ended September 30, 1998 and 1997, revenue totaled approximately $1,237,000 and $725,000, respectively. Sales have increased approximately 70% as a result of the Company's marketing agreement with Data General Corp. to sell some of the Company's products services and greater exposure to new and existing customers through the Company's internet site.

In December 1996, the Company signed a new marketing agreement with Data General Corp. whereby Egan Systems, Inc. has become an accredited service provider. Under this agreement, Data General Corp. will for a commission, market certain Egan Systems, Inc. products and skills to a portion of the Data General Corp's customer base. The Company is optimistic that this agreement will continue to provide a substantial revenue source for at least the next fiscal year.

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


COST AND EXPENSES:

Cost of goods sold for the nine months ended September 30, 1998 and 1997 were approximately $44,000 and $54,000 and gross profit percent was approximately 96% and 93%, respectively.

Research and development costs were approximately $218,000 and $246,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise. The decrease in research and development costs is substantially due to the Company expending more funds which were classified on the balance sheet as capitalized computer software development costs in 1998 than in 1997 relating to developing new Company products.

Selling, shipping and general and administrative expenses (SG&A) for the nine months ended September 30, 1998 and 1997 were approximately $480,000 and $223,000, respectively. The capitalization of computer software development costs for the nine months ended September 30, 1998 and 1997 reduced SG&A expenses by approximately $302,000 and $254,000, respectively. The increase in SG&A costs was attributed primarily to an increase in payroll and benefits $182,000 and rent $13,000 at the Company's software development and support facility and an increase in payroll and related costs associated with hiring a new sales manager $50,000 and an employment fee related to his hiring $14,000.


PROMOTION AND ADVERTISING EXPENSES:

For the nine months ended September 30, 1998, promotion and advertising expense was approximately $178,000 and is directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services products.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (CONT'D.):


INTEREST INCOME:

Interest income for the nine months ended September 30, 1998 was approximately $29,000 and was related to cash invested in short-term financial instruments.


DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the nine months ended September 30, 1998 and 1997 was approximately $225,000 and $186,000, respectively. The increase was due to higher amortization of computer software development costs.

CONSULTING:

For the nine months ended September 30, 1998, the Company recorded a consulting expense for $200,000 on its condensed consolidated statement of operations related to its on-going effort to market its products and services. The Company issued 200,000 shares of its $.05 par value common stock in exchange for these services which was accounted for as a non-monetary transaction and valued at the fair market value of the common stock when the shares were issued.

LIQUIDITY:

As of September 30, 1998, the Company's net cash used in operations was approximately $3,000 and is substantially attributed to the net loss of ($93,000), depreciation and amortization of $225,000, the increase in accounts receivable of ($292,000), the decrease in accounts payable ($14,000) and accrued expenses ($21,000) and $200,000 in consulting expense accounted for in a non-monetary transaction.

Net cash used in investing activities during the nine months ended September 30, 1998 was approximately $378,000. Cash was used to purchase computer software and hardware equipment of approximately $75,000 to support the Company's on-going research and development activities and $302,000 was attributed to the capitalization of computer software development costs.

For the nine months ended September 30, 1998, net cash provided by financing activities increased by approximately $541,000 as a result of the exercise of common stock warrants.

Management believes that the Company has sufficient resources to meet its expected needs in the present fiscal year. Management has directed significant Company resources in the nine months ended September 30, 1998 towards the Company's attempt to market its product for the "millennium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.


INFLATION AND SEASONALITY:

The Company does not anticipate that inflation will significantly impact its business. The Company does not believe its business is subject to fluctuation due to seasonality.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - Required by Item 601 of Regulation S-B.

               (11) Statement regarding computation of per share earnings.

               (27) Financial data schedule

(b) Reports on Form 8-K.


On August 17, 1998, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the announcement that the Registrant and Intermost Limited, a British Virgin Islands Company, had executed a joint venture agreement for the purpose of developing, upgrading and integrating computer and computer related systems and for providing technical support, supervision, training and software development principally in the People's Republic of China.

                               S I G N A T U R E S


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                                  EGAN SYSTEMS, INC.
                                                  (Registrant)





                                                  /s/Edward J. Egan
                                                  Edward J. Egan (President)
                                                  And Chief Financial Officer)


Date: