Form 10KSB40
period 1998-12-31
EGAN SYSTEMS INC
filed 1999-02-08
CIK 763846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

                          ANNUAL OR TRANSITIONAL REPORT

       (Mark One)

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

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

Revenues for the most recent fiscal year were $1,802,638.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 4, 1999 based upon the average bid and asked prices of such stock on that date was $5,706,628.

The number of shares of the registrant's Common Stock outstanding as of January 15, 1999 was 18,646,652.

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

Much of the Company's existing business is with firms who at one time or another enjoyed a relationship with Data General Corp. and employed one or more versions of Data General's COBOL products. In providing an alternative to D.G.'s proprietary products the Company was able to gain customers that had been Data General's but also, by the quality of Egan's product offerings, to make D.G. both a distributor of one of the Company's products, Interactive COBOL, and in December of 1996 to become an Accredited Service Provider to D.G. for the Company's VX COBOL product. In 1998, the Company derived over $350,000 in revenue from a single contract with Data General to migrate and rewrite COBOL programs for a major railroad. The Company expects to receive additional revenue from this ongoing relationship.

NEW PRODUCTS

In 1998, the Company introduced upgraded Year 2000 compliant versions of its existing COBOL languages which are available and necessary for users of these dialects worldwide. Many existing customers, with current licenses, have received these upgrades at no charge but other, first time customers, have had to purchase them. The growth in new customers is expected to increase in 1999. Additionally, support for the increasingly popular Linux operating system was added.

The Company's ODBC, which provides access to data stored in the ICOBOL ISAM files to programs written in languages other than COBOL and released in 1997 has proven quite successful. Originally providing read only access to the data, at the request of several large customers it was enhanced to offer read/write access. The success of this product and the growing use of character based as well as GUI (Graphical User Interface) versions of the Company's Windows/NT products was anticipated and is consistent with the Company's efforts to offer versions of its languages that allow its customers the ability to remain fully current in a market that is increasingly Client/Server oriented.

NEW PRODUCTS (CONT'D.)

In addition to offering versions of its language products that allow compliance with the Year 2000 situation and releasing a production version of G-2K, the Company's suite of tools permitting a customer to address the Y-2K problem in house, in 1998 the Company began offering to perform the necessary source code analysis and remediation (repair) itself. Unlike the sales of the tool suite, which in 1998 did not live up to the Company's expectation, sales of the services have been strong, to the point of creating a backlog situation.

JOINT VENTURE

The Year 2000 opportunity is not limited to companies and organizations in the United States but is a worldwide problem. In August of 1998, the Company formed a joint venture with Intermost Ltd., a company headquartered in Shenzhen China to address Y-2K opportunities in that vast country. China was selected in part because it is perceived as being under served by companies with Year 2000 capabilities and also because Intermost Ltd. offered the opportunity to affiliate with an organization already present in China with an attractive existing computer skill set. To date, no contracts have been received but some large proposals are pending.

The Company's activities in China led directly to a partnership relationship with Computer Associates International Inc. to employ their Fix 2000 tool to analyze and remediate mainframe source code, which the Company's G-2K tool was incapable of. This alliance applies to both China and the United States and allows the Company to address a broader market for its service offerings. Since the CA Fix 2000 tool appears to offer faster remediation and the Company is in a backlog situation already, a decision was made to acquire a version of Fix 2000 that would address the Company's proprietary COBOL dialects. The first code is being addressed with this new tool in the first quarter of 1999.

ANALYSIS OF CUSTOMERS

The Company has always focused its sales on current or prior users of Data General hardware and software and most particularly on a category of customer known as a reseller or VAR. Resellers create programs which are sold, modified, improved and sold again.

In general they purchase multiple copies of COBOL every year and require a level of ongoing support that decreases with time, a consideration of some importance given the need to devote valuable programmer skills to new products and features. The Company deals directly with approximately 100 resellers and indirectly through distribution with another 80.

In 1998, sales to three customers comprised approximately 52% of the Company's sales. One of these customers accounted for approximately 17% of sales and functions as a distributor for the Company.

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

INTELLECTUAL PROPERTY

All of the Company's products and source codes are protected by copyright. Furthermore all delivered executable code for MS-DOS, Novell and the various Unix versions that execute on systems employing Intel or Intel cloned processors is protected from illicit duplication by the requirement for the presence of a unique mechanical security device available only from the Company. This type of protection has been extended to all categories of Unix systems with the introduction of Interactive COBOL in April, 1994.

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 1998 and 1997, research and development expenditures amounted to approximately $695,000 and $691,000, of which approximately $401,000 and $348,000 was capitalized as of December 31, 1998 and December 31, 1997, respectively.

EMPLOYEES

At the end of 1998, Egan Systems has 14 full time employees, 12 of which are engaged in software development or support and 2 involved in sales and administration.

ITEM 2-PROPERTIES

Egan Systems leases part of a building at 1501 Lincoln Avenue, Holbrook, New York containing approximately 1,250 square feet, of which approximately 800 square feet are used for executive and clerical offices and production and the remaining 450 square feet is used for warehousing, shipping and receiving. The lease requires monthly rent payments of $695 and expires on October 31, 1999. The Company also occupies two parts of a building at 4904 Waters Edge Drive, Raleigh, North Carolina containing 3,500 square feet used for research and product development. The leases expire through August 31, 2000, and require annual payments of approximately $55,000. During the year ended December 31, 1998, the Company paid approximately $65,000 for the rental of properties.

ITEM 3-LEGAL PROCEEDINGS

No material legal proceedings are pending by or against the Company, or to the knowledge of the Company, are contemplated against the Company.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 1998 the Company held its annual shareholders meeting. The following matters were voted upon by the shareholders at the meeting:

1.       Election of the following directors.

                                            # Of Shares         # Of Shares
                                             Voted For         Voted Against
    Edward J. Egan                           6,379,695           4,898,572
    Jack Laskin                              6,379,695           4,898,572
    Ralph Jordan                             6,379,695           4,898,572


2. Approval of proposal to ratify the appointment of Patrusky, Mintz & Semel, as Independent Certified Public Accountants. In respect to this, 11,277,367 shares were voted For the proposal, 0 shares were voted Against the proposal and 900 shares Abstained.

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

CALENDAR YEARS                    BID PRICES

     1998                 High              Low
     ----                 ----              ---
First Quarter             $1.81            $0.97
Second Quarter            $2.84            $1.41
Third Quarter             $1.84            $0.88
Fourth Quarter            $0.97            $0.50

     1997
     ----
First Quarter             $3.50            $0.34
Second Quarter            $2.90            $1.22
Third Quarter             $2.53            $1.78
Fourth Quarter            $1.72            $0.90

On January 27, 1999, the high bid and asked quotations for the Company's Common Stock were $0.43 and $0.45 per share, respectively.

The Company believes that on December 31, 1998, there were approximately 810 shareholders of record of the Company's stock.

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

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE:  None

ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OPERATIONS - YEARS ENDED DECEMBER 31, 1998 AND 1997:

NET SALES

For the years ended December 31, 1998 and 1997, revenue totaled approximately $1,803,000 and $944,000, respectively. Sales have increased approximately 91% due to greater exposure to new customers through the Company's internet page, new revenue sources arising from the Company's Accredited Service Provider agreement with Data General, sales of the company's upgraded year 2000 compliant versions of its existing COBOL programs and new revenue sources derived from services performed utilizing the Company's Year 2000 suite of tools allowing the customer to address the Year 2000 problem itself.

Management remains optimistic that the Company will be profitable in 1999. The Company's products traditionally offer relatively high gross margins. The Company has a number of recently released products that it is aggressively marketing and additional software products in its development pipeline which the Company expects to substantially contribute to sales. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES

Cost of goods sold for the years ended December 31, 1998 and 1997 were approximately $161,000 and $76,000, and gross profit percent was approximately 91% and 92%, respectively. The slight decline in gross profit margin in 1998 results from higher gross margins achieved on regular products combined with lower gross margins on the service revenues derived from the new Year 2000 suite of tools.

Research and development costs are included in SG&A expenses and were approximately $294,000 and $343,000 for the years ended December 31, 1998 and 1997, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the years ended December 31, 1998 and 1997 were approximately $980,000 and $636,000, respectively. The capitalization of computer software development costs for the years ended December 31, 1998 and 1997 reduced SG&A expenses by approximately $401,000 and $348,000, respectively. The increase in SG&A costs was attributed primarily to an increase in employees in the Company's software development facility.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.):

ADVERTISING AND PROMOTION EXPENSE

For the years ended December 31, 1998 and 1997, advertising and promotion expense was approximately $209,000 and $78,000, respectively, and was directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services product as well as to expand the company's overall visibility.

INTEREST INCOME/EXPENSE

Interest income for the years ended December 31, 1998 and 1997, was approximately $36,000 and $21,000, respectively, and was related to cash invested by the Company in short-term financial instruments. Interest expense for the years ended December 31, 1998 and 1997 was approximately $1,000 and $10,000, respectively. The reduction in interest expense was due to the conversion of the Company's convertible notes payable into capital stock in 1998.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the years ended December 31, 1998 and 1997 was approximately $300,000 and $238,000, respectively. The increase in 1998 is attributed to the increase in amortization of capitalized computer software costs.

LIQUIDITY

As of December 31, 1998, the Company's net cash provided by operations was approximately $109,000 and is comprised of a net loss of $(1,114,000), depreciation and amortization of $300,000, consulting expense of $1,275,000 and by the increase in accounts receivable of $(274,000). This compares to the year ended December 31, 1997 where net cash provided by operations was approximately $151,000 and was comprised of a net loss of $(82,000) and depreciation and amortization of $238,000. Consulting expenses in 1998 amounting to $1,275,000 were paid for with the Company's $.05 par value common stock and were related to the Company's attempt to break into new markets and geographical areas for its product line. The increase in accounts receivable was related to higher sales in 1998 versus 1997.

Net cash used in investing activities during the years ended December 31, 1998 and 1997 was approximately $494,000 and $425,000, respectively. This was attributed to the purchase of computer software and hardware equipment of approximately $92,000 and $77,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of approximately $401,000 and $348,000 for the years ended December 31, 1998 and 1997, respectively.

Net cash provided by financing activities was approximately $541,000 and $1,117,000 for the years ended December 31, 1998 and 1997, respectively. The funds were provided as a result of the sale of common stock and common stock options, the exercise of common stock options and warrants, the issuance of convertible notes payable and was offset by prospectus issuance costs.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.):

LIQUIDITY (CONT'D.)

Management believes that the Company has obtained sufficient cash resources to meet its expected needs in the present fiscal year. Management does not anticipate a large capital expenditure in the current year related to the Company's attempt to market and support the product for the "Millennium 2000" problem. At present the Company does not maintain a line of credit facility with a lending institution.

                                    PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

Name                          Age                          Position
----                          ---                          --------
Edward J. Egan                58               Chairman, Chief Executive Officer
                                               Treasurer and President, Director

Ralph Jordan                  46               Secretary of Egan Systems, Inc.,
                                               President of Envyr Corp. Subsidiary,
                                               Director

Howard Feinsand               51               Director

Jack Laskin                   71               Director

Brian Murphy                  32               Director

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

Howard Feinsand was elected a Director of the Company on January 20, 1999. Mr. Feinsand is the founder and principal of Choir Capital Ltd., an investment and financial services advisor to institutional clients regarding asset acquisition and financing. Prior to founding Choir Capital in 1996, Mr. Feinsand held several senior management positions with GE Capital Aviation Services and Polaris Aircraft Leasing Corporation. Prior to this, Mr. Feinsand was a managing director for Citicorp's Global Aviation Division heading a group responsible for development of unique products to satisfy the financial requirements of domestic and foreign airlines. He began his career as a tax lawyer in New York serving a broad group of direct investment, corporate finance and tax clientele.

Jack Laskin has been a Director of the Company since its inception in March of 1987. Prior to his retirement in 1986, Mr. Laskin was President of Diplomat Electronics Corp. from 1983 through 1986 and Vice President for Marketing at Schweber Electronics until 1983.

                                    PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONT'D.)

Brian Murphy was elected a director of the Company on January 20, 1999. Mr. Murphy is currently in his second three-year term as Vice President of the North Carolina AFL-CIO union. He is also president of UFCW Local 204 and is responsible for daily operations of the business and all contract negotiations for over 10,000 workers in North and South Carolina. Mr. Murphy is also a trustee of the Taft Hartley Insurance Fund which provides medical insurance coverage to over 4,000 people in North and South Carolina.

Each director is elected by the shareholders at the annual meeting of shareholders and holds office until the next annual meeting of shareholders.

ITEM 10-EXECUTIVE COMPENSATION

Compensation of Edward J. Egan for the year ended December 31, 1998 amounted to approximately $94,000.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class            Name                       Number of         Percent
of Shares        of Beneficial Owner        Shares Owned      Of Class
---------        -------------------        ------------      --------
Common           Edward J. Egan             1,542,000           8.3%

Common           Networth Partners            950,000 (1)       5.0%

Common           Ralph Jordan                 400,000           2.1%

Common           Jack Laskin                  770,000 (2)       4.0%

Common           All beneficial owners,
                 executives and
                 directors as a group       3,662,000 (3)      19.0%


(1)      Includes options to purchase 240,000 shares exercisable within 60 days.

(2)      Includes options to purchase 400,000 shares exercisable within 60 days.

(3)      Includes options to purchase 640,000 shares exercisable within 60 days.

Unless otherwise noted, the addressees of all persons listed above are in care of the Company.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 4th day of February, 1998.

                               EGAN SYSTEMS, INC.

                               By/s/Edward J. Egan
                                 ---------------------------
                               Edward J. Egan, President
                               Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

          Signature                                    Title                                        Date
          ---------                                    -----                                        ----
/s/Edward J. Egan                            Chairman, President, Chief                       February 4, 1999
---------------------------                  Executive Officer, Treasurer
Edward J. Egan                               (Principal Executive, Financial
                                             and Accounting Officer)

/s/Jack Laskin                               Director                                         February 4, 1999
---------------------------
Jack Laskin

/s/Ralph Jordan                              Secretary/Director                               February 4, 1999
---------------------------
Ralph Jordan

/s/Howard Feinsand                           Director                                         February 4, 1999
---------------------------
Howard Feinsand

/s/Brian Murphy                              Director                                         February 4, 1999
---------------------------
Brian Murphy

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                             Page No.
REPORT OF INDEPENDENT AUDITORS                                                                  F-2

FINANCIAL STATEMENTS:

  Consolidated balance sheets at December 31, 1998 and 1997                                     F-3

  Consolidated statements of operations, years ended
   December 31, 1998, 1997 and 1996                                                             F-4

  Consolidated statements of changes in stockholders' equity,
   years ended December 31, 1998, 1997 and 1996                                                 F-5

  Consolidated statements of cash flows, years ended
   December 31, 1998, 1997 and 1996                                                             F-6

  Notes to consolidated financial statements,
   December 31, 1998, 1997 and 1996                                                         F-7 - F-14

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
EGAN SYSTEMS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Egan Systems, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Egan Systems, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

New York, New York
January 27, 1999

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


ASSETS                                                                                1998           1997
                                                                                      ----           ----
Current Assets

  Cash (Note 2)                                                                   $ 1,036,429    $   880,438
  Accounts receivable                                                                 399,855        125,683
  Inventory (Note 2)                                                                   18,020         16,590
  Other current assets                                                                 66,525          1,739
                                                                                  -----------    -----------
      Total Current Assets                                                          1,520,829      1,024,450
                                                                                  -----------    -----------

Property and Equipment (Notes 2 and 3)                                                165,337        110,059
                                                                                  -----------    -----------

Other Assets

  Computer software development costs - net (Notes 2 and 4)                           713,060        574,490
  Security deposits                                                                     3,126          3,126
                                                                                  -----------    -----------

      Total Other Assets                                                              716,186        577,616
                                                                                  -----------    -----------

      Total Assets                                                                $ 2,402,352    $ 1,712,125
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                                $      --      $    17,335
  Accrued expenses and other current liabilities                                       56,070         49,487
                                                                                  -----------    -----------
      Total Current Liabilities                                                        56,070         66,822

Long-Term Debt (Note 5)                                                                  --           50,000
                                                                                  -----------    -----------

     Total Liabilities                                                                 56,070        116,822
                                                                                  -----------    -----------

Commitments and Contingencies (Note 6)

Stockholders' Equity

  Common stock - $0.05 par value; shares authorized - 30,000,000, shares issued
   and outstanding - 18,646,652 and 15,559,652 in 1998 and 1997                       932,333        777,983
  Additional paid-in capital                                                        4,877,201      3,158,551
  Deficit                                                                          (3,100,752)    (1,986,231)
                                                                                  -----------    -----------
                                                                                    2,708,782      1,950,303
  Notes receivable - stock purchase (Note 8)                                         (362,500)      (355,000)
                                                                                  -----------    -----------

      Total Stockholders' Equity                                                    2,346,282      1,595,303
                                                                                  -----------    -----------

      Total Liabilities and Stockholders' Equity                                  $ 2,402,352    $ 1,712,125
                                                                                  ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998           1997           1996
                                                      ----           ----           ----
Net sales (Note 1)                                $ 1,802,638    $   944,354    $   854,791
                                                  -----------    -----------    -----------


Cost and expenses:

  Cost of goods sold                                  161,069         76,214         75,974
  Selling, shipping, general and
   administrative expenses                            980,264        635,940        534,645
  Interest income                                     (36,485)       (20,585)          --
  Royalty expense                                      23,882         10,818           --
  Advertising and promotion expense                   209,438         78,337           --
  Interest expense                                        647          9,195          9,976
  Depreciation and amortization                       299,663        237,733        218,285
  Consulting expense (Note 10)                      1,275,000           --             --
                                                  -----------    -----------    -----------

                                                    2,913,478      1,027,652        838,880
                                                  -----------    -----------    -----------

(Loss) income before provision for income taxes    (1,110,840)       (83,298)        15,911

Provision (benefit) for income taxes
 (Notes 2 and 11)                                       3,681         (1,216)          --
                                                  -----------    -----------    -----------

Net (loss) income                                 $(1,114,521)   $   (82,082)   $    15,911
                                                  ===========    ===========    ===========


Net (loss) income per common share (Note 2)

 Basic                                           $       (.07)   $      (.01)   $       .00
                                                  ===========    ===========    ===========

 Fully diluted                                    $      --      $      --      $       .00
                                                  ===========    ===========    ===========

 Cash dividends per common share                      None           None           None
                                                  ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            Common Stock           Additional                        Notes
                                      -------------------------     Paid In                        Receivable
                                        Shares        Amount        Capital        Deficit       Stock Purchase         Total
                                      -----------   -----------   -----------    -----------     --------------      -----------
Balance December 31, 1995              10,185,000   $   509,250   $ 1,752,814    $(1,920,060)     $      --          $   342,004

Stock options                                  --            --       160,000             --             --              160,000

Net income for 1996                            --            --            --         15,911             --               15,911
                                      -----------   -----------   -----------    -----------      -----------        -----------

Balance December 31, 1996              10,185,000       509,250     1,912,814     (1,904,149)            --              517,915

Sale of stock                             580,000        29,000       116,000           --               --              145,000

Conversion of notes payable               662,652        33,133       132,530           --           (355,000)           165,663

Stock options/warrants exercised        4,132,000       206,600     1,061,400           --               --              913,000

Stock prospectus costs                       --            --         (64,193)          --               --              (64,193)

Net loss for 1997                            --            --            --          (82,082)            --              (82,082)
                                      -----------   -----------   -----------    -----------      -----------        -----------

Balance December 31, 1997              15,559,652       777,983     3,158,551     (1,986,231)        (355,000)         1,595,303

Conversion of notes payable               200,000        10,000        40,000           --               --               50,000

Stock options/warrants exercised        1,612,000        80,600       467,400           --             (7,500)           540,500

Stock issued for consulting services    1,275,000        63,750     1,211,250           --               --            1,275,000

Net loss for 1998                            --            --            --       (1,114,521)            --           (1,114,521)
                                      -----------   -----------   -----------    -----------      -----------        -----------

Balance December 31, 1998              18,646,652   $   932,333   $ 4,877,201    $(3,100,752)     $  (362,500)       $ 2,346,282
                                      ===========   ===========   ===========    ===========      ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                           INCREASE (DECREASE) IN CASH

                                                         1998           1997           1996
                                                         ----           ----           ----
Cash flows from operating activities:

  Net (loss) income                                  $(1,114,521)   $   (82,082)   $    15,911
  Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:

    Consulting expense                                 1,275,000           --             --
    Depreciation and amortization                        299,663        237,733        218,285
    Accounts receivable                                 (274,172)       (40,325)         3,647
    Inventory                                             (1,430)        (3,734)        20,860
    Other current assets                                 (64,785)         4,155           (555)
    Accounts payable                                     (17,335)         8,983         (1,144)
    Payroll taxes payable                                   --             --          (97,709)
    Accrued expenses and other
     current liabilities                                   6,582         27,098        (24,896)
                                                     -----------    -----------    -----------

      Net cash provided by operating
       activities                                        109,002        151,828        134,399
                                                     -----------    -----------    -----------

Cash flows from investing activities:

  Purchase of property and equipment                     (92,253)       (77,403)       (25,419)
  Computer software development costs                   (401,258)      (347,936)      (239,540)
                                                     -----------    -----------    -----------

      Net cash used in investing activities             (493,511)      (425,339)      (264,959)
                                                     -----------    -----------    -----------

Cash flows from financing activities:

  Proceeds from sale of stock options                       --           50,000        160,000
  Proceeds from sale of common stock                        --          145,000           --
  Proceeds from exercise of stock warrants/options       540,500        863,000           --
  Proceeds from convertible notes payable                   --          130,000           --
  Prospectus issuance costs                                 --          (64,193)          --
  Loans from officer                                        --           (7,156)          (300)
                                                     -----------    -----------    -----------

      Net cash provided by financing activities          540,500      1,116,651        159,700
                                                     -----------    -----------    -----------

Net increase in cash                                     155,991        843,140         29,140

Cash - beginning of year                                 880,438         37,298          8,158
                                                     -----------    -----------    -----------

Cash - end of year                                   $ 1,036,429    $   880,438    $    37,298
                                                     ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1.  GENERAL BUSINESS DESCRIPTION/CONCENTRATION OF CREDIT RISK:

The Company develops and markets proprietary computer software to programmers, resellers and computer users. The Company's sales are made on credit to customers who are primarily based in the United States of America. In 1998 and 1997, sales to three customers and one customer comprised approximately 52% and 22% of the Company's sales and approximately 63% and 22% of the Company's accounts receivable at December 31, 1998 and December 31, 1997, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include Egan Systems, Inc. ("the Company") and Envyr Corp., its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH:

Cash includes all cash balances and highly liquid investments with a maturity of three months or less. The Company maintains its cash in various bank accounts and one stock brokerage institution which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

REVENUE RECOGNITION:

Product revenues are recognized at the time of shipment. Service revenues are recognized as services are performed.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." This statement is effective for fiscal years beginning after December 31, 1997. The Company's adoption of this SOP did not have a material effect on the Company's consolidated financial position or results of operations.

ADVERTISING:

Advertising costs are charged to operations when incurred. There were no capitalized advertising costs as of December 31, 1998 and 1997.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. The Company's adoption of SFAS No. 128 did not have a significant impact to its reported results.

Basic net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation of basic net income per common share were 17,002,134, 12,265,383 and 10,185,000 in 1998, 1997 and 1996, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options, warrants and convertible note payable. In 1998 and 1997, for purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computations of fully diluted earnings per share were 21,090,718, 18,891,900 and 10,185,000 in 1998, 1997 and 1996, respectively (Note 12). Fully diluted earnings per share amounts are not presented for 1998 and 1997 because it is anti-dilutive (Note 12).

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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

INCOME TAXES:

Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences arise from net operating loss carryforwards (Note 11) and the capitalization of computer software development costs (Note 4).

NOTE 3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                   1998       1997
                                   ----       ----
Office furniture and equipment   $ 51,007   $ 51,007
Computer software                 125,301     77,151
Computer hardware                 182,616    138,512
Leasehold improvements              3,975      3,975
                                 --------   --------
                                  362,899    270,645
Accumulated depreciation          197,562    160,586
                                 --------   --------
                                 $165,337   $110,059
                                 ========   ========

Depreciation expense charged to operations in each of the years ended December 31, 1998, 1997 and 1996 amounted to $36,975, $28,887 and $30,705, respectively.

NOTE 4.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs consist of the following:

                                         1998         1997
                                         ----         ----
Computer software development costs   $1,551,480   $1,150,222
Accumulated amortization                 838,420      575,732
                                      ----------   ----------
                                      $  713,060   $  574,490
                                      ==========   ==========

Amortization expense charged to operations in 1998, 1997 and 1996 amounted to $262,688, $208,846 and $187,580, respectively.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 5.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                 1998      1997
                                 ----      ----
Convertible note payable (A)   $  --     $50,000
Less current maturities           --        --
                               -------   -------
                               $  --     $50,000
                               =======   =======

Interest expense charged to operations on the above debt for the years ended December 31, 1998 and 1997 amounted to $625 and $9,195, respectively.

(A) In January 1997, the Company received $130,000 in exchange for two convertible notes due January 1, 2002 at 10% interest per annum. The notes were convertible through January 2002 into 520,000 shares of the Company's $.05 par value common stock at $.25 per share. In connection with the issuance of one of the convertible notes payable in January 1997, detachable stock warrants had been issued entitling the holder to purchase 200,000 shares of the Company's $.05 par value common stock through January 1, 2002. In March 1997, 200,000 of the warrants related to this convertible note payable were exercised. In addition, convertible notes in the amount of $80,000 was converted in September 1997 into 320,000 shares, $25,000 was converted in March 1998 into 100,000 shares and $25,000 was converted in September 1998 into 100,000 shares of the Company's $.05 par value common stock.

NOTE 6.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company leases office and warehouse facilities under noncancelable operating leases expiring through February 2000. Minimum future annual rental payments under these leases as of December 31, 1999 and 2000 are approximately $60,000 and $15,000, respectively. Rent expenses charged to operations in the years ended December 31, 1998, 1997 and 1996 amounted to $59,833, $46,863 and $40,895, respectively.

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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 7.  RESEARCH AND DEVELOPMENT COSTS:

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 1998, 1997 and 1996 were approximately $294,000, $343,000 and $348,000, respectively.

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

NOTES RECEIVABLE - STOCK PURCHASE:

In October and December 1997 and June 1998, the Company entered into agreements whereby it issued 20,000, 1,400,000 and 30,000 shares, respectively, of the Company's $.05 par value common stock to certain employees of the Company for consideration of $.25 per share or $362,500. Payment for the stock consisted of the issuance of non-interest bearing notes receivable in the amount of $362,500 payable within 20 days of the sale by the employee of the common stock related to these notes receivable or immediately upon the employee leaving the employment of the Company. The notes receivable are secured by the common stock related to these notes receivable. The transaction has been recorded as a sale of common stock with the notes receivable reflected as a reduction of stockholders' equity.

STOCK OPTIONS/WARRANTS:

The following table provides information regarding stock option and warrant activity for the years ended December 31, 1998 and 1997:

                                                    Exercise Price Per Share
                                                    ------------------------
                             Number Of Shares       Range      Weighted Average
                             ----------------       -----      ----------------
Balance-December 31, 1996       9,665,000       $0.250-0.500   $0.303

  Granted                       1,352,652              0.250    0.250
  Exercised                     4,474,652        0.250-0.375    0.303
                                ---------       ------------   ------

Balance-December 31, 1997       6,543,000        0.250-0.500    0.293

  Granted                          30,000              0.250    0.250
  Exercised                     1,612,000        0.250-0.375    0.340
                                ---------       ------------   ------

Balance-December 31, 1998       4,961,000       $0.250-0.500   $0.277
                                =========       ============   ======

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 8.  COMMON STOCK (CONT'D.):

The status of all options and warrants outstanding at December 31, 1998 is summarized as follows:

                                Weighted Average
Range Of                           Remaining       Weighted Average
Exercise Prices       Shares    Contractual Life    Exercise Price
                                   (in Years)
---------------       ------    ----------------    --------------
$  0.250            4,156,000         0.77            $  0.250
   0.375              540,000         0.55               0.375
   0.500              265,000         0.92               0.500
                    ---------         ----            --------
                    4,961,000         0.74            $  0.277
                    =========         ====            ========


NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH TRANSACTIONS:

During the years ended December 31, 1998, 1997 and 1996, the Company paid cash in each year for interest expense in the amount of $1,897, $7,080 and $5,052, respectively.

During the years ended December 31, 1998, 1997 and 1996, the Company paid cash for corporate income tax payments in each year in the amount of $3,534, $520 and $520, respectively.

NON-CASH TRANSACTIONS:

During the year ended December 31, 1998, the company issued 1,275,000 shares of its $.05 par value common stock in exchange for consulting services valued at $1,275,000 (Note 10).

During the years ended December 31, 1998 and 1997, the Company converted $50,000 and $165,663 of its convertible notes payable and accrued interest into 200,000 and 662,652 shares of its $.05 par value common stock at $.25 per share, respectively (Note 5).

During the years ended December 31, 1998 and 1997, the Company issued 30,000 and 1,420,000 shares of its $.05 par value common stock, respectively, in exchange for notes receivable from certain employees of the Company in conjunction with the exercising of their stock options at $.25 per share for $362,500 (Note 8).

NOTE 10.  NON MONETARY TRANSACTIONS:

During the year ended December 31, 1998, the Company issued 1,275,000 shares of its $.05 par value common stock, with an approximate market value of $1,275,000 at the date of issuance, in exchange for certain consulting services which were recorded as an operating expense on the financial statements. The common stock was issued for consulting services related to developing business opportunities in Asia (1,000,000 shares) and for development of other general business opportunities (275,000 shares).

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 11.  INCOME TAXES:

The components of the deferred tax asset and liability are as follows:

                                            1998           1997
                                            ----           ----
                                         Noncurrent     Noncurrent
                                         ----------     ----------
Total deferred tax asset (Note 2)       $ 1,270,000    $   880,000
Total deferred tax liability (Note 2)      (285,000)      (230,000)
Valuation allowance                        (985,000)      (650,000)
                                        -----------    -----------
Net deferred tax asset (liability)      $      --      $      --
                                        ===========    ===========


The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                1998        1997         1996
                                                ----        ----         ----
Current tax expense                           $   --      $   --      $   --
Deferred tax expense                            55,000      58,000       1,050
Benefit of net operating loss carryforwards    (55,000)    (58,000)     (1,050)
Net change in valuation allowance                 --          --          --
                                              --------    --------    --------

Total                                         $   --      $   --      $   --
                                              ========    ========    ========


Reconciliations of the differences between income taxes computed at Federal statutory rates and consolidated provisions for income taxes are as follows:

                                               1998      1997       1996
                                               ----      ----       ----
Income taxes computed at Federal statutory
 tax rate                                    $  --     $  --      $  --
Surtax exemption                                --        --         --
State tax provisions (benefit)                 3,681    (1,216)      --
Benefit of operating loss carryforwards         --        --         --
                                             -------   -------    -------

Provision (benefit) for income taxes         $ 3,681   $(1,216)   $  --
                                             =======   =======    =======

As of December 31, 1998, the Company has a net operating loss carryforward available for Federal and State income tax purposes in the amount of approximately $3,178,000, expiring from 2002 through 2013.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 12. COMPUTATION OF EARNINGS PER SHARE:

The following data show the amounts used in computing earnings per share and the effect on (loss) income and the weighted average number of shares of dilutive potential common stock.

                                           1998            1997            1996
                                           ----            ----            ----
(Loss) income available to common
 stockholders used in basic EPS       $ (1,114,521)   $    (82,082)   $     15,911

Convertible note payable                       625           5,000            --
                                      ------------    ------------    ------------
(Loss) income available to common
 stockholders after assumed
 conversions of dilutive securities   $ (1,113,896)   $    (77,082)   $     15,911
                                      ============    ============    ============
Weighted average number of common
 shares used in basic EPS               17,002,134      12,265,383      10,185,000

Effect of dilutive securities
  Stock options/warrants                 3,986,392       6,221,785            --
  Convertible notes payable                102,192         404,822            --
                                      ------------    ------------    ------------
Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS       21,090,718      18,891,990      10,185,000
                                      ============    ============    ============

For 1998 and 1997, the effect of dilutive securities were not included in computing EPS because their effects are anti-dilutive.

NOTE 13.  JOINT VENTURE:

In August 1998, the Company entered into a joint venture agreement, the purpose of which is to provide Year 2000 computer solutions to government ministries and government owned industries in The People's Republic of China. The Company will contribute certain training, technical support, patent rights and cash in amounts to be determined, in exchange for a 51% interest in the joint venture. At December 31, 1998, the joint venture has had no material transactions and, accordingly, is not reflected in the financial statements of the Company.

NOTE 14.  SUBSEQUENT EVENTS:

In January 1999, 100,000 stock options were granted to two new directors at the Company whereby the option holders have the right to buy 100,000 shares of the Company's $.05 par value common stock at $.36 per share. The options expire in January 2001.

                                EXHIBIT INDEX


     Exhibit No.  Description
     -----------  --------------------------------------
         3A       Articles of Incorporation (1)

         3B       ByLaws of Registrant (1)

         11       Computation of per share earnings

         21       List of subsidiaries of the registrant

         27       Financial data schedule

(1) Filed as an exhibit to the Registration Statement on Form S-18 (File No. 2-95836-NY) of the Registrant and incorporated by reference herein.