Form 10QSB
period 1999-03-31
EGAN SYSTEMS INC
filed 1999-05-06
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT




Commission file number            2-95836-NY

                               Egan Systems, Inc.
             (Exact name of registrant as specified in its charter)


                Delaware                                        13-3250816
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


        Date                          Class               Shares Outstanding
      04/22/98                    Common Stock                18,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS


                                                         Page No.





PART I. FINANCIAL INFORMATION


Item 1. Financial statements

  Condensed consolidated balance sheets as of
  March 31, 1999 (unaudited) and December 31, 1998                             1

  Condensed consolidated statements of operations
  (unaudited) for the three months ended
  March 31, 1999 and 1998                                                      2

  Condensed consolidated statements of cash flows
  (unaudited) for the three months ended
  March 31, 1999 and 1998                                                      3

  Notes to condensed consolidated financial statements (unaudited)         4 - 5


  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      6 - 7


PART II - OTHER INFORMATION


   Item 6. Exhibits and reports on Form 8-K                                    8


SIGNATURES                                                                     9


EXHIBITS                                                                 10 - 11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                 March 31,        December 31,
                                                                   1999              1998
                                                                ----------        ------------
ASSETS                                                          (Unaudited)

Current Assets
 Cash                                                           $   936,398       $ 1,036,429
 Accounts receivable                                                467,246           399,855
 Inventory                                                           14,000            18,020
 Other current assets and prepaid expenses                          153,310            66,525
                                                                ------------      -----------

  Total Current Assets                                            1,570,954         1,520,829
                                                                ------------      -----------

Property and Equipment - net                                        170,435           165,337
                                                                ------------      -----------

Other Assets
  Computer software development costs - net                         755,309           713,060
  Security deposits                                                   3,126             3,126
                                                                ------------      -----------

      Total Other Assets                                            758,435           716,186
                                                                ------------      -----------

      Total Assets                                              $ 2,499,824       $ 2,402,352
                                                                ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accrued expenses and other current liabilities                 $    20,826       $    56,070
                                                                ------------      -----------

      Total Liabilities                                              20,826            56,070
                                                                ------------      -----------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
 30,000,000 shares, issued and outstanding, 18,646,652 and
 16,335,660 in 1999 and 1998                                        932,333           932,333
 Additional paid-in capital                                       4,877,201         4,877,201
 Deficit                                                         (2,968,036)       (3,100,752)
                                                                ------------      -----------
                                                                  2,841,498         2,708,782
 Notes receivable - stock purchase                                 (362,500)         (362,500)
                                                                ------------      -----------

      Total Stockholders' Equity                                  2,478,998         2,346,282
                                                                ------------      -----------

      Total Liabilities and Stockholders' Equity                $ 2,499,824       $ 2,402,352
                                                                ============      ===========


         The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended
                                                              March 31,
                                                      1999              1998
                                                      ----              ----
Net sales                                           $ 651,028         $ 242,061
                                                    ---------         ---------


Cost and expenses:
  Cost of goods sold                                  160,244            20,542
  Research and development costs                       89,903            79,021
  Selling, shipping,
   general and administrative                         149,998           153,193
  Interest income                                      (1,716)           (8,949)
  Royalties                                                --             1,697
  Promotion and advertising                            27,611            63,463
  Interest expense                                        252               625
  Depreciation and amortization                        92,020            74,377
                                                    ---------         ---------

                                                      518,312           383,969
                                                    ---------         ---------

Net income (loss)                                   $ 132,716         $(141,908)
                                                    =========         =========



Net income (loss) per common share:

  Primary                                           $    0.01         $   (0.01)
                                                    =========         =========

  Fully diluted                                     $    0.01         $   (0.01)
                                                    =========         =========

  Cash dividends per common share                        None              None

                                                    =========         =========











         See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                    March 31,
                                                            1999              1998
                                                            ----              ----

Net cash provided by (used in) operating activities      $    39,337       $(120,237)
                                                         -----------       ---------


Cash flows from investing activities:
  Purchase of property and equipment                         (14,723)        (30,139)
  Computer software development costs                       (124,644)        (86,571)
                                                         -----------       ---------


      Net cash used in investing activities                 (139,367)       (116,710)
                                                         -----------       ---------



Cash flows from financing activities:
  Proceeds from exercise of common stock - warrants               --         231,500
                                                         -----------       ---------


Net cash provided by financing activities                         --         231,500
                                                         -----------       ---------



Net decrease in cash                                        (100,031)         (5,447)


Cash - beginning of period                                 1,036,429         880,438
                                                         -----------       ---------



Cash - end of period                                     $   936,398       $ 874,991
                                                         ===========       =========



Supplemental cash flows information:


Taxes paid                                               $       252       $   1,214
                                                         ===========       =========



Interest paid                                            $     1,328       $   1,250
                                                         ===========       =========








         See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of March 31, 1999 and the results of their operations and cash flows for the three months ended March 31, 1999 and 1998.

Basic net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 18,646,652 and 16,335,660 in 1999 and 1998, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 23,364,103 and 21,160,965 in 1999 and 1998, respectively. Fully diluted earnings per share amounts are not presented for 1998 because it is anti-dilutive.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for interim reporting under Form 10-QSB have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.



NOTE 2. COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the three months ended March 31, 1999 and 1998, accumulated amortization amounted to approximately $921,000 and $641,000, and amortization of computer software development costs charged to operations was approximately $82,000 and $66,000, respectively.



NOTE 3. INVENTORY:

Inventory, which consists of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4. 401 (K) SAVINGS PLAN:

In March 1999, the Company's Board of Directors adopted a 401 (k) savings plan that covers all employees of the Company. The plan is effective March 1, 1999. Contributions to the plan may be made by all eligible employees up to fifteen percent of their salary. The Company will match twenty five percent of the employee's contributions up to four percent of each employees base salary.

For the three months ended March 31, 1999, the Company incurred contribution expense of approximately $1,000 related to this plan.


NOTE 5. BOARD OF DIRECTORS/STOCK OPTIONS:

In January 1999, two new individuals were elected to the Board of Directors. The new directors were each granted 50,000 stock options. The options, which expire in January 2001, give the holder the right to buy one share of the Company's $.05 par value common stock at $.36 per share for each option held.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998


NET SALES:

For the three months ended March 31, 1999 and 1998, revenue totaled approximately $651,000 and $242,000, respectively. Sales have increased approximately 162% due to greater exposure to new customers through the Company's internet page, new revenue sources arising from the Company's Accredited Service Provider agreement with Data General, sales of the Company's upgraded Year 2000 compliant versions of its existing COBOL programs and new revenue sources derived from services performed utilizing the Company's Year 2000 suite of tools allowing the customer to address the Year 2000 problem itself.

Management is optimistic that the Company will remain profitable in 1999. As of March 31, 1999, the Company's efforts in China regarding its Joint Venture with Intermost called Tech 2020 has not resulted in any executed contracts or revenue. The Company is aggressively pursuing new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.


COST AND EXPENSES:

Cost of goods sold for the three months ended March 31, 1999 and 1998 were approximately $160,000 and $21,000 and gross profit percent was approximately 75% and 92%, respectively. The decline in gross profit margin in 1999 results from high gross margins achieved on regular products combined with lower gross margins on the service revenues derived from the new Year 2000 suite of tools.

Research and development costs were approximately $90,000 and $79,000 for the three months ended March 31, 1999 and 1998, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the three months ended March 31, 1999 and 1998 were approximately $150,000 and $153,000, respectively. The capitalization of computer software development costs for the three months ended March 31, 1999 and 1998 reduced SG&A expenses by approximately $125,000 and $87,000, respectively. The increase in capitalized computer software development costs was attributed primarily to an increase in employees in the Company's software development facility.


PROMOTION AND ADVERTISING EXPENSE:

For the three months ended March 31, 1999 and 1998, promotion and advertising expense was approximately $28,000 and $63,000, respectively, and was directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services product as well as to expand the Company's overall visibility. As of March 31, 1999, the Company is reevaluating its promotion and advertising campaign.


INTEREST INCOME:

Interest income for the three months ended March 31, 1999 and 1998, was approximately $2,000 and $9,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (CONT'D.):


DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the three months ended March 31, 1999 and 1998 was approximately $92,000 and $74,000, respectively. The increase in 1999 is attributed to the increase in amortization of capitalized computer software costs.


LIQUIDITY:

As of March 31, 1999, the Company's net cash provided by operations was approximately $39,000 and is substantially comprised of net income of $133,000, depreciation and amortization of $92,000, by an increase in accounts receivable of ($67,000) and by an increase in current assets and prepaid expenses of ($87,000). This compares to the three months ended March 31, 1998 where net cash used in operations was approximately ($120,000) and was substantially comprised of a net loss of ($142,000), depreciation and amortization of $74,000 and a decrease in accrued expenses of ($28,000). The increase in accounts receivable for the three months ended March 31, 1999 was attributed to higher sales for that period.

Net cash used in investing activities during the three months ended March 31, 1999 and 1998 was approximately $139,000 and $117,000, respectively. This was attributed to purchases of new computer hardware and software of approximately $15,000 and $30,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $125,000 and $87,000, for the three months ended March 31, 1998 and 1998, respectively.

Net cash provided by financing activities for the three months ended March 31, 1999 and 1998 was approximately $0 and $232,000, respectively. This was attributed to the exercise of common stocks warrants.

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


INFLATION AND SEASONALITY:

The Company does not anticipate inflation will significantly impact its business. The Company does not believe its business is subject to fluctuations due to seasonality.

                           PART II - OTHER INFORMATION





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - Required by Item 601 of Regulation S-B.

         (11) Statement regarding computation of per share earnings.

         (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

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



                                                    EGAN SYSTEMS, INC.
                                                    ------------------
                                                    (Registrant)





                                                    /s/Edward J. Egan
                                                    ----------------------------
                                                    Edward J. Egan (President)
                                                    And Chief Financial Officer)








Date: 04/29/99