Form 10QSB
period 1999-06-30
EGAN SYSTEMS INC
filed 1999-08-04
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

/ X /           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

/   /   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT




Commission file number       2-95836-NY
                       --------------------------------------------------------
-
                               Egan Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              13-3250816
----------------------------------------                    ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.


1501 Lincoln Ave., Holbrook, New York                             11741
----------------------------------------                    ------------------
(Address of principal executive offices)

(516) 588 - 8000
----------------------------------------
Registrant's telephone number


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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


Date                                   Class                  Shares Outstanding
----                                   -----                  ------------------
07/19/99                            Common Stock                  18,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                                Page No.
PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    June 30, 1999 (unaudited) and December 31, 1998                                 1

   Condensed consolidated statements of operations (unaudited) for the
    six months ended June 30, 1999 and 1998                                         2

   Condensed consolidated statements of cash flows (unaudited) for the
    six months ended June 30, 1999 and 1998                                         3

   Notes to condensed consolidated financial statements (unaudited)               4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                         8


SIGNATURES                                                                          9


EXHIBITS                                                                            10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,          December 31,
                                                               1999               1998
                                                           -----------         -----------
                                                           (Unaudited)
ASSETS
Current Assets
  Cash                                                     $   650,207         $ 1,036,429
  Accounts receivable                                          406,001             399,855
  Inventory                                                     14,990              18,020
  Acquired technology costs                                  1,106,550              40,000
  Prepaid expenses and other current assets                      4,898              26,525
                                                           -----------         -----------
      Total Current Assets                                   2,182,646           1,520,829
                                                           -----------         -----------

Property and Equipment - net                                   177,851             165,337
                                                           -----------         -----------

Other Assets
  Computer software development costs - net                    713,857             713,060

  Security deposits                                              3,126               3,126
                                                           -----------         -----------
      Total Other Assets                                       716,983             716,186
                                                           -----------         -----------

      Total Assets                                         $ 3,077,480         $ 2,402,352
                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Account payable                                           $   527,719         $        --
 Accrued expenses and other current liabilities                 23,780              56,070
                                                           -----------         -----------

      Total Current Liabilities                                551,499              56,070
                                                           -----------         -----------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding,
  18,646,652 in 1999 and 1998                                  932,333             932,333
 Additional paid-in capital                                  4,877,201           4,877,201
 Deficit                                                    (2,921,053)         (3,100,752)
                                                           -----------         -----------
                                                             2,888,481           2,708,782
 Notes receivable - stock purchase                            (362,500)           (362,500)
                                                           -----------         -----------

      Total Stockholders' Equity                             2,525,981           2,346,282
                                                           -----------         -----------

      Total Liabilities and Stockholders' Equity           $ 3,077,480         $ 2,402,352
                                                           ===========         ===========


The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended                   Six Months Ended
                                                       June 30,                              June 30,
                                               1999                1998                1999                1998
                                           -----------         -----------         -----------         -----------
Net product sales                          $   482,384         $   349,193         $   691,382         $   591,254
Custom services income                              --                  --             442,030                  --
                                           -----------         -----------         -----------         -----------

                                               482,384             349,193           1,133,412             591,254
                                           -----------         -----------         -----------         -----------

Cost and expenses:
  Cost of goods sold                            29,174               9,052             189,418              29,594
  Research and development costs                49,411              81,783             139,314             160,804
  Selling, shipping,
   general and administrative                  227,737             163,737             377,735             316,930

  Interest income                              (13,296)             (9,896)            (15,012)            (18,845)
  Royalties                                     15,390               3,656              15,390               5,353
  Promotion and advertising                        100              67,376              27,711             130,839
  Interest expense                                  --                  --                 252                 625
  Depreciation and amortization                126,885              74,377             218,905             148,754
  Consulting                                        --             200,000                  --             200,000
                                           -----------         -----------         -----------         -----------


                                               435,401             590,085             953,713             974,054
                                           -----------         -----------         -----------         -----------


Net income (loss)                          $    46,983         $  (240,892)        $   179,699         $  (382,800)
                                           ===========         ===========         ===========         ===========


Net income (loss) per common share:

  Basic                                    $      0.00         $     (0.01)        $      0.01         $     (0.02)
                                           ===========         ===========         ===========         ===========

  Fully diluted                            $      0.00         $     (0.01)        $      0.01         $     (0.02)
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                            June 30,
                                                                     1999                1998
                                                                 -----------         -----------
Net cash used in operating activities                            $  (154,006)        $  (181,673)
                                                                 -----------         -----------


Cash flows from investing activities:
  Purchase of property and equipment                                 (31,764)            (44,415)
  Computer software development costs                               (200,452)           (175,394)
                                                                 -----------         -----------

      Net cash used in investing activities                         (232,216)           (219,809)
                                                                 -----------         -----------


Cash flows from financing activities:
  Proceeds from exercise of common stock-warrants/options                 --             371,750
                                                                 -----------         -----------

      Net cash provided by financing activities                           --             371,750
                                                                 -----------         -----------


Net decrease in cash                                                (386,222)            (29,732)


Cash - beginning of period                                         1,036,429             880,438
                                                                 -----------         -----------


Cash - end of period                                             $   650,207         $   850,706
                                                                 ===========         ===========


Supplemental cash flows information:

Taxes paid                                                       $       950         $     1,214
                                                                 ===========         ===========

Interest paid                                                    $       252         $       625
                                                                 ===========         ===========

Schedule of non-cash activity:

Common stock issued for consulting services rendered             $        --         $   200,000
                                                                 ===========         ===========


See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of June 30, 1999 and the results of their operations and cash flows for the six months ended June 30, 1999 and 1998.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 18,646,652 and 16,941,652 in 1999 and 1998, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options, warrants and convertible note payable. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 23,707,652 and 21,404,952 in 1999 and 1998, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 1998 because they are anti-dilutive.

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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.



NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the six months ended June 30, 1999 and 1998, accumulated amortization amounted to approximately $1,038,000 and $707,000, and amortization of computer software development costs charged to operations was approximately $200,000 and $131,000, respectively.



NOTE 3.  INVENTORY:

Inventory, which consists of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.  ACQUIRED TECHNOLOGY COSTS:

Acquired technology costs represents amounts paid by the Company for the rights to use certain software utilized in the Company's year 2000 assessment and remediation service. The software costs are being charged to operations based on revenues from customers contracting with the Company for the use of the technology.

The Company periodically assesses the value of this asset by comparing its carrying cost to its net realizable value. The amounts by which the carrying cost exceeds the net realizable value is written off.


NOTE 5.  401(K) SAVINGS PLAN:

In March 1999, the Company adopted a 401(k) savings plan that covers all employees of the Company. The plan is effective March 1, 1999. Contributions to the plan may be made by all eligible employees up to fifteen percent of their salary. The Company will match twenty five percent of the employee's contributions up to four percent of each employees base salary.

For the six months ended June 30, 1999, the Company incurred contribution expense of approximately $3,000 related to this plan.


NOTE 6.  BOARD OF DIRECTORS/STOCK OPTIONS:

In January 1999, two new individuals were elected to the Board of Directors. The new directors were each granted 50,000 stock options. The options, which expire in January 2001, give the holder the right to buy one share of the Company's $.05 par value common stock at $.36 per share for each option held. In July, 1999, one of the directors resigned from the Board of Directors and his stock options were cancelled.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NET SALES:

For the six months ended June 30, 1999 and 1998, total revenue approximated $1,133,000 and $591,000, respectively. Revenues have increased approximately 92% due to greater exposure to new customers through the Company's internet page, new revenue sources arising from the Company's Accredited Service Provider agreement with Data General, sales of the Company's upgraded Year 2000 compliant versions of its existing COBOL programs and new revenue sources derived from other services performed. Included in revenue for the six months ended June 30, 1999 is custom services income of approximately $442,000 derived from new services performed related to client software migration, year 2000 assessment and remediation, consulting and custom software generation work performed on behalf of new and some existing customers.

Management is optimistic that the Company will remain profitable in 1999. As of June 30, 1999, the Company's efforts in China regarding it's joint venture with Intermost called Tech 2020 has not resulted in any executed contract or revenue. The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the six months ended June 30, 1999 and 1998 were approximately $189,000 and $30,000 and gross profit percentages were approximately 83% and 95%, respectively. The reduced gross profit margin in 1999 results from high gross margins achieved on regular products combined with lower gross margins achieved on a portion of the new custom services income. In 1999, the Company purchased rights to software for use with the new year 2000 assessment and remediation service that the Company has recently engaged in. As of June 30, 1999, approximately $1,106,000 and $528,000 related to this purchase has been classified as acquired technology costs and as an account payable, respectively, on the balance sheet. Management is optimistic that all the costs of the acquired technology will be utilized in new custom services work with customers within one year.

Research and development costs were approximately $139,000 and $161,000 for the six months ended June 30, 1999 and 1998, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the six months ended June 30, 1999 and 1998 were approximately $378,000 and $317,000, respectively. The capitalization of computer software development costs for the six months ended June 30, 1999 and 1998 reduced SG&A expenses by approximately $200,000 and $175,000, respectively. The increase in capitalized computer software development costs was attributed primarily to an increase in employees in the Company's software development facility.

PROMOTION AND ADVERTISING EXPENSE:

For the six months ended June 30, 1999 and 1998, promotion and advertising expense was approximately $100 and $28,000, respectively, and was directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services product as well as to expand the Company's overall visibility. As of June 30, 1999, the Company is reevaluating its promotion and advertising campaign.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (CONT'D.):

INTEREST INCOME:

Interest income for the six months ended June 30, 1999 and 1998, was approximately $15,000 and $19,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the six months ended June 30, 1999 and 1998 was approximately $219,000 and $149,000, respectively. The increase in 1999 is attributed to increased amortization of capitalized computer software costs.


LIQUIDITY:

As of June 30, 1999, the Company's net cash used in operations was approximately ($154,000) and is substantially comprised of net income of $180,000, depreciation and amortization of $220,000, an increase in acquired technology costs of ($1,066,550) and an increase in accounts payable of $528,000. The increase in acquired technology software costs and the account payable at June 30, 1999 is attributed to the Company's purchase of rights to remediation and analytical software which the Company optimistically expects to utilize within one year in its new custom services line of business. This compares to the six months ended June 30, 1998 where net cash used in operations was approximately ($182,000) and was substantially comprised of a net loss of ($383,000), depreciation and amortization of $148,000, an increase in accounts receivable of ($121,000) and $200,000 in consulting expense accounted for as a non-monetary transaction.

Net cash used in investing activities during the six months ended June 30, 1999 and 1998 was approximately $232,000 and $220,000, respectively. This was attributed to purchases of new computer hardware and software of approximately $32,000 and $44,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $200,000 and $175,000, for the six months ended June 30, 1998 and 1998, respectively.

Net cash provided by financing activities for the six months ended June 30, 1999 and 1998 was approximately $0 and $372,000, respectively. This was attributed to the exercise of common stocks warrants and/or options.

Management believes that the Company has obtained sufficient cash resources to meet its expected needs in the present fiscal year. Management does not anticipate additional large capital expenditures in the current year except as discussed above. At present the Company does not maintain a line of credit facility with a lending institution.


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

               (27) Financial data schedule

(b) Reports on Form 8-K -- The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                               S I G N A T U R E S


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                                   EGAN SYSTEMS, INC.
                                                   ----------------------------
                                                   (Registrant)





                                                   /s/Edward J. Egan
                                                   ----------------------------
                                                   Edward J. Egan (President)
                                                   And Chief Financial Officer)



Date:  07/29/99
      --------------