Form 10QSB
period 1999-09-30
EGAN SYSTEMS INC
filed 1999-11-15
CIK 763846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        QUARTERLY OR TRANSITIONAL REPORT

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----            OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
  -----

Commission file number             2-95836-NY
                      ---------------------------------------------------------

                               Egan Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    13-3250816
 ------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.

1501 Lincoln Ave., Holbrook, New York                    11741
----------------------------------------         -------------------
(Address of principal executive offices)

(516) 588 - 8000
-------------------------------------------------------------------------------
Registrant's telephone number


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date                             Class                   Shares Outstanding
----                             -----                   ------------------

10/19/99                        Common Stock                   18,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page No.
                                                                           --------
PART I. FINANCIAL INFORMATION

  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    September 30, 1999 (unaudited) and December 31, 1998                       1

   Condensed consolidated statements of operations (unaudited) for the
    nine months ended September 30, 1999 and 1998                              2

   Condensed consolidated statements of cash flows (unaudited) for the
    nine months ended September 30, 1999 and 1998                              3

   Notes to condensed consolidated financial statements (unaudited)          4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               6 - 7


PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                    8


SIGNATURES                                                                     9

EXHIBITS                                                                      10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,        December 31,
ASSETS                                                                                1999                 1998
                                                                                   -----------         ------------
                                                                                  (Unaudited)
Current Assets
  Cash                                                                              $   579,606        $ 1,036,429
  Accounts receivable                                                                   196,056            399,855
  Inventory                                                                               8,525             18,020
  Acquired technology costs                                                           1,106,550             40,000
  Prepaid expenses and other current assets                                               8,763             26,525
                                                                                    -----------        -----------
      Total Current Assets                                                            1,899,500          1,520,829
                                                                                    -----------        -----------

Property and Equipment - net                                                            184,519            165,337
                                                                                    -----------        -----------

Other Assets

  Computer software development costs - net                                             703,987            713,060
  Security deposits                                                                       3,126              3,126
                                                                                    -----------        -----------
      Total Other Assets                                                                707,114            716,186
                                                                                    -----------        -----------

      Total Assets                                                                  $ 2,791,132        $ 2,402,352
                                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Account payable                                                                    $   263,870         $        -
 Accrued expenses and other current liabilities                                          41,632             56,070
                                                                                    -----------        -----------

      Total Current Liabilities                                                         305,502             56,070
                                                                                    -----------        -----------

Stockholders' Equity

 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding, 18,646,652
  in 1999 and 1998                                                                      932,333            932,333
 Additional paid-in capital                                                           4,877,201          4,877,201
 Deficit                                                                             (2,961,404)        (3,100,752)
                                                                                    -----------        -----------
                                                                                      2,848,130          2,708,782
 Notes receivable - stock purchase                                                     (362,500)          (362,500)
                                                                                    -----------        -----------

      Total Stockholders' Equity                                                      2,485,630          2,346,282
                                                                                    -----------        -----------

      Total Liabilities and Stockholders' Equity                                    $ 2,791,132        $ 2,402,352
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                               1999              1998               1999              1998
                                               ----              ----               ----              ----
Net product sales                         $   373,815        $   645,346        $ 1,065,197        $ 1,091,400
Custom services income                              -                  -            442,030            145,200
                                          -----------        -----------        -----------        -----------

                                              373,815            645,346          1,507,227          1,236,600
                                          -----------        -----------        -----------        -----------
Cost and expenses:
  Cost of goods sold                           19,207             14,811            208,625             44,405
  Research and development costs               74,916             56,697            214,230            217,501
  Selling, shipping,
   general and administrative                 189,801            162,995            567,536            479,925
  Interest income                              (6,354)           (10,351)           (21,366)           (29,196)
  Royalties                                     9,000              8,399             24,390             13,752
  Promotion and advertising                         -             47,021             27,711            177,860
  Interest expense                                 86                  -                338                625
  Depreciation and amortization               127,510             76,375            346,415            225,129
  Consulting                                        -                  -                  -            200,000
                                          -----------        -----------        -----------        -----------

                                              414,166            355,947          1,367,879          1,330,001
                                          -----------        -----------        -----------        -----------

Net income (loss)                         $   (40,351)       $   289,399        $   139,348        $   (93,401)
                                          ===========        ===========        ===========        ===========

Net income (loss) per common share:

  Basic                                   $      0.00        $      0.02        $      0.01        $     (0.01)
                                          ===========        ===========        ===========        ===========

  Fully diluted                           $         -        $      0.01        $      0.01        $         -
                                          ===========        ===========        ===========        ===========

  Cash dividends per common share             None             None                 None           $   None
                                          ===========        ===========        ===========        ===========




See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                        -------------
                                                                     1999               1998
                                                                     ----               ----
Net cash used in operating activities                           $  (100,299)       $    (3,120)
                                                                -----------        -----------

Cash flows from investing activities:
  Purchase of property and equipment                                (48,682)           (75,467)
  Computer software development costs                              (307,842)          (302,259)
                                                                -----------        -----------

      Net cash used in investing activities                        (356,524)          (377,726)
                                                                -----------        -----------


Cash flows from financing activities:
  Proceeds from exercise of common stock-warrants/options                 -            540,500
                                                                -----------        -----------

      Net cash provided by financing activities                           -            540,500
                                                                -----------        -----------


Net (decrease) increase in cash                                    (456,823)           159,654


Cash - beginning of period                                        1,036,429            880,438
                                                                -----------        -----------


Cash - end of period                                            $   579,606        $ 1,040,092
                                                                ===========        ===========


Supplemental cash flows information:

Taxes paid                                                      $     2,753        $     3,234
                                                                ===========        ===========

Interest paid                                                   $       338        $       625
                                                                ===========        ===========

Schedule of non-cash activity:

Common stock issued for consulting services rendered              $       -        $   200,000
                                                                ===========        ===========





See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of September 30, 1999 and the results of their operations and cash flows for the nine months ended September 30, 1999 and 1998.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 18,646,652 and 18,541,652 in 1999 and 1998, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options, warrants and convertible note payable. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 23,329,294 and 21,408,104 in 1999 and 1998, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 1998 because they are anti-dilutive.

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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the nine months ended September 30, 1999 and 1998, accumulated amortization amounted to approximately $1,155,000 and $773,000, and amortization of computer software development costs charged to operations was approximately $317,000 and $197,000, respectively.

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

The Company periodically assesses the value of this asset by comparing its carrying cost to its net realizable value. The amounts by which the carrying cost exceeds the net realizable value is written off. For the nine months ended September 30, 1999, no amounts have been written off.

NOTE 5.  401(K) SAVINGS PLAN:

In March 1999, the Company adopted a 401(k) savings plan that covers all employees of the Company. The plan is effective March 1, 1999. Contributions to the plan may be made by all eligible employees up to fifteen percent of their salary. The Company will match twenty-five percent of the employee's contributions up to four percent of each employees base salary.

For the nine months ended September 30, 1999, the Company incurred contribution expense of approximately $5,000 related to this plan.

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

NOTE 7.  RECLASSIFICATIONS:

Certain amounts in the 1998 financial statements have been reclassified to conform to the presentation in 1999.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET SALES:

For the nine months ended September 30, 1999 and 1998, total revenue approximated $1,507,000 and $1,237,000, respectively. Revenues have increased approximately 22% due to new revenue sources derived from custom services income related to client software migration, year 2000 assessment and remediation, consulting and custom software generation work performed on behalf of new and some existing customers.

Management is optimistic that the Company will remain profitable in 1999. As of September 30, 1999, the Company's efforts in China regarding it's joint venture with Intermost called Tech 2020 has not resulted in any executed contract or revenue. The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the nine months ended September 30, 1999 and 1998 were approximately $209,000 and $44,000 and gross profit percentages were approximately 86% and 96%, respectively. The reduced gross profit margin in 1999 results from the combination of high gross margins achieved on sales of the Company's regular software products and lower gross margins achieved on a portion of the new custom services income. In 1999 and 1998, the Company purchased rights to software for use with the new Year 2000 Assessment and Remediation and custom service line of business that the Company has recently engaged in. As of September 30, 1999, approximately $1,106,000 and $264,000 related to this purchase has been classified as acquired technology costs and as an account payable, respectively, on the balance sheet. Management is optimistic that all the costs of the acquired technology will be utilized in new custom services work with customers within one year.

Research and development costs were approximately $214,000 and $218,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the nine months ended September 30, 1999 and 1998 were approximately $568,000 and $480,000, respectively. The capitalization of computer software development costs for the nine months ended September 30, 1999 and 1998 reduced SG&A expenses by approximately $309,000 and $302,000, respectively. The increase in SG&A and capitalized computer software development costs was attributed primarily to an increase in employees in the Company's software development facility.

PROMOTION AND ADVERTISING EXPENSE:

For the nine months ended September 30, 1999 and 1998, promotion and advertising expense was approximately $28,000 and $178,000, respectively, and was directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services product as well as to expand the Company's overall visibility. In 1999, the Company is reevaluating its promotion and advertising campaign.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONT'D.):

INTEREST INCOME:

Interest income for the nine months ended September 30, 1999 and 1998, was approximately $21,000 and $29,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the nine months ended September 30, 1999 and 1998 was approximately $346,000 and $225,000, respectively. The increase in 1999 is attributed to increased amortization of capitalized computer software costs.

LIQUIDITY:

For the nine months ended September 30, 1999, the Company's net cash used in operations was approximately ($100,000) and is substantially comprised of net income of $139,000, a reduction of accounts receivable of $204,000 depreciation and amortization of $346,000, an increase in acquired technology costs of ($1,066,550) and an increase in account payable of $264,000. The increase in acquired technology software costs and account payable at September 30, 1999 is attributed to the Company's purchase of rights to remediation and analytical software which the Company optimistically expects to utilize within one year in its new custom services line of business. This compares to the nine months ended September 30, 1998 where net cash used in operations was approximately ($3,000) and was substantially comprised of a net loss of ($93,000), depreciation and amortization of $225,000, an increase in accounts receivable of ($292,000) and $200,000 in consulting expense accounted for as a non-monetary transaction.

Net cash used in investing activities during the nine months ended September 30, 1999 and 1998 was approximately $357,000 and $378,000, respectively. This was attributed to purchases of new computer hardware and software of approximately $49,000 and $75,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $308,000 and $302,000, for the nine months ended September 30, 1999 and 1998, respectively.

Net cash provided by financing activities for the nine months ended September 30, 1999 and 1998 was approximately $0 and $541,000, respectively. This was attributed to the exercise of common stocks warrants and/or options.

Management believes that the Company has obtained sufficient cash resources to meet its expected needs in the present fiscal year. Management does not anticipate additional large capital expenditures in the current year except as discussed above. At present the Company does not maintain a line of credit facility with a lending institution.

INFLATION AND SEASONALITY:

The Company does not anticipate inflation will significantly impact its business. The Company does not believe its business is subject to fluctuations due to seasonability.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Required by Item 601 of Regulation S-B.

           (11) Statement regarding computation of per share earnings.

           (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

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

                                            EGAN SYSTEMS, INC.
                                            -----------------------------
                                            (Registrant)

                                            /s/Edward J. Egan
                                            -----------------------------
                                            Edward J. Egan (President
                                            And Chief Financial Officer)

Date:  10/18/99
     ---------------------