Form 10KSB
period 1999-12-31
EGAN SYSTEMS INC
filed 2000-04-27
CIK 763846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB
                          ANNUAL OR TRANSITIONAL REPORT

            (Mark One)
             (X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 2-95836-NY

                               EGAN SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                      13-3250816
            --------                                      ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

   1501 Lincoln Avenue, Holbrook, NY                      11741
   ---------------------------------                      -----
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number,including area code: (516) 588-8000

                        -------------------------------

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

       SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

CHECK WHETHER THE ISSUER(1)FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES X NO_

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB (X)

Revenues for the most recent fiscal year were $1,781,470.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 based upon the average bid and asked prices of such stock on that date was $6,545,861.

The number of shares of the registrant's Common Stock outstanding as of April 24, 2000 was 19,646,652.

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

NEW PRODUCTS

In 1998, the Company introduced upgraded Year 2000 compliant versions of its existing COBOL languages which are available and necessary for users of these dialects worldwide. Many existing customers, with current licenses, have received these upgrades at no charge but other, first time customers, have had to purchase them. The growth in new customers is increased in 1999. Additionally, support for the increasingly popular Linux operating system was added.

The Company's ODBC, which provides access to data stored in the ICOBOL ISAM files to programs written in languages other than CO97 has proven quite successful. Originally providing read only access to the data, at the request of several large customers it was enhanced to offer read/write access. The success of this product and the growing use of character based as well as GUI (Graphical User Interface) versions of the Company's Windows/NT products was anticipated and is consistent with the Company's efforts to offer versions of its languages that allow its customers the ability to remain fully current in a market that is increasingly Client/Server oriented.

In addition to offering versions of its language products that allow compliance with the Year 2000 situation and releasing a production version of G-2K, the Company's suite of tools permitting a customer to address the Y-2K problem in house, in 1998 the Company began offering to perform the necessary source code analysis and remediation (repair) itself. Unlike the sales of the tool suite, which in 1998 did not live up to the Company's expectation, sales of the services were strong through the first half of 1999 and then inexplicably fell off. Several opportunities to bid Y-2k or Migration contracts appeared but none were awarded to Egan or any other firm. The flow of referral business from Data General was interrupted when EMC announced their intention to purchase Data General and then proceeded to do so in the 4th Quarter of 1999. The anticipated restructuring appears to have de-focused elements of the D.G. Sales force with whom Egan enjoyed a co-operative arrangement. The are signs that this relationship is being reestablished.

The Company introduced its cgiCOBOL product in the first quarter of 2000. This COBOL language product allows both the Company's existing customers and users of certain other COBOL dialects to create Internet web server solutions using existing COBOL software and permits the estimated 3 million COBOL programmers worldwide to create web sights without the need to learn a new, web specific language. cgiCOBOL is available for Linux and Windows NT servers as well as other popular Unix operating systems.

At the Company's October 1999 Developers Conference, the specifications for the long awaited ICOBOL 3 were released to the attendees. This next generation product offers substantially more features than ICOBOL 2 as well as vastly larger program sizes. Developer interest was immediate and widespread. Sales are expected initially to consist of upgrades and new licenses to existing customers but ICOBOL 3 is the underlying language on which the Company's attempt to substantially broaden is market is based. This product is scheduled for general release in the 2nd quarter of 2000.

Of major interest to our customers, a new IDE ( Integrated Development Environment ) is introduced with ICOBOL 3. Based on the Company's existing compiler technology and incorporating aspects of the G-2K tool suit as well as a third party editor, developers who chose ICOBOL 3 will experience a substantial productivity gain in a user friendly graphical environment.

JOINT VENTURE

The Joint Venture entered into with Shenzhen China based Intermost Corp. resulted in no Year 2000 related business, nor in any business at all. The Company has written off and/or expensed all investments in the venture.

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

In 1999, sales to two customers comprised approximately 25% of the Company's sales. One of these customers accounted for approximately 11% of sales and functions as a distributor for the Company.

The Company's software is in use in North and South America, Europe, Africa, Asia and Australia.

INVENTORY, SUPPLIES AND MANUFACTURING

The Company maintains sufficient quantities of material on hand to satisfy normal shipping requirements. The Company is not forced to rely on any single vendor or group of vendors to satisfy its materials requirement.

COMPETITION

The computer software industry is very highly competitive and populated by many large and medium size companies and subject to rather rapid technological advance. There is no assurance that the Company will continue to grow or even to maintain a competitive position. The Company will continue to seek to develop successful products that address market niches that provide appropriate enough to avoid determined penetration by larger, better funded competitors.

INTELLECTUAL PROPERTY

All of the Company's products and source codes are protected by copyright. Furthermore, all delivered executable code for MS-DOS, Novell and the various Unix versions that execute on systems employing Unix is protected from illicit duplication by the requirement for the presence of a unique mechanical security device available only from the Company.

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 1999 and 1998, research and development expenditures amounted to approximately $712,000 and $695,000, of which approximately $420,000 and $401,000 was capitalized as of December 31, 1999 and December 31, 1998, respectively.

EMPLOYEES

At the end of 1999, Egan Systems had 16 full time employees, 14 of which are engaged in software development or support and 2 are involved in sales and administration.

ITEM 2-PROPERTIES

Egan Systems leases part of a building at 1501 Lincoln Avenue, Holbrook, New York containing approximately 1,250 square feet, of which approximately 800 square feet are used for executive and clerical offices and production and the remaining 450 square feet is used for warehousing, shipping and receiving. The lease requires monthly rent payments of $695 and expires on October 31, 2000. The Company also occupies two parts of a building at 4904 Waters Edge Drive, Raleigh, North Carolina containing 3,500 square feet used for research and product development. The leases expire through August 31, 2000, and acquire future minimum payment of approximately $29,000. During the year ended December 31, 1999, the Company paid approximately $63,000 for the rental of properties.

ITEM 3-LEGAL PROCEEDINGS

No material legal proceedings are pending by or against the Company, or to the knowledge of the Company, are contemplated against the Company.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

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

CALENDAR YEARS                                BID PRICES

         1999                       HIGH                      LOW
         ----                       ----                      ---
First Quarter                       $0.75                     $0.21
Second Quarter                      $0.40                     $0.18
Third Quarter                       $0.26                     $0.10
Fourth Quarter                      $0.13                     $0.08

         1998
         ----
First Quarter                       $1.81                     $0.97
Second Quarter                      $2.84                     $1.41
Third Quarter                       $1.84                     $0.88
Fourth Quarter                      $0.97                     $0.50

On March 15, 2000, the high bid and asked quotations for the Company's Common Stock were $0.45 and $0.56 per share, respectively.

The Company believes that on December 31, 1999, there were approximately 930 shareholders of record of the Company's stock.

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

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999 AND 1998:

NET SALES

For the years ended December 31, 1999 and 1998, total revenue approximated $1,781,000 and $1,803,000, respectively. Net product revenues have declined to approximately $1,339,000 from $1,477,000 or 9% due to a non-recurring $250,000 one time sale in 1998 to one customer of unique licenses. After adjusting for this one time sale in 1998, sales in 1999 have increased by 9% versus 1998 due to new revenue sources derived from the exposure of the Company's new internet web page and sales of the Company's upgraded Year 2000 compliant versions of its existing COBOL programs. Custom service revenue has increased in 1999 to approximately $442,000 from $325,000 or 22% and is derived from services performed such as client software migration, Year 2000 assessment and remediation, consulting and custom software generation work performed on behalf of new and some existing customers. In the 2nd quarter of 2000, the Company will release a new upgraded product called Interactive Cobol 3. The Company feels that this new enhanced featured product will convince existing customers to purchase an upgrade of the product and also attract new customers to purchase the new product thereby increasing sales further in 2000.

Management is optimistic that the Company will remain profitable in 2000. As of December 31, 1999, the Company's efforts in China regarding its joint venture with Intermost called Tech 2020 has not resulted in any executed contract or revenue. The company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COSTS AND EXPENSES

Cost of goods sold for the years ended December 31, 1999 and 1998 were approximately $231,000 and $161,000, and gross profit percent was approximately 87% and 91%, respectively. The lower gross profit margin in 1999 results from the combination of higher gross margins achieved on sales of the Company's regular software products and lower gross margins achieved on a portion of the new custom services income. In 1999 and 1998, the Company purchased rights to software for use with the new Year 2000 Assend custom service line of business that the Company has undertaken. As of December 31, 1999, due to various market conditions and other circumstances, the Company either did not take delivery of the software products or was unable to resell the products. Accordingly, as of December 31, 1999, the Company has written-off $1,106,550 of the remaining unused costs of these software rights. However, the Company and the software vendor are currently negotiating to apply these costs to other software with application to the Company's future products and services. The Company believes it will be successful in its negotiations and that software vendor will ultimately allow these costs to be applied to other software for future use by the Company. If the Company is successful in its negotiations and is able to apply the costs to new software, the Company will recognize income in the future period to the extent of the applicable credits.

Research and development costs were approximately $292,000 and $294,000 for the years ended December 31, 1999 and 1998, respectively. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D):

Selling, shipping and general and administrative expenses (SG&A) for the years ended December 31, 1999 and 1998 were approximately $1,020,000 and $980,000, respectively. The capitalization of computer software development costs for the years ended December 31, 1999 and 1998 reduced SG&A expenses by approximately $420,000 and $401,000, respectively. The increase in capitalized computer software development costs were attributed primarily to an increase in employees in the Company's software development facility.

ADVERTISING AND PROMOTION EXPENSE

For the years ended December 31, 1999 and 1998, advertising and promotion expense was approximately $28,000 and $209,000, respectively, and was directly related to the Company's efforts to market its new Year 2000 Impact Assessment and Remediation Tools and Services product as well as to expand the company's overall visibility. In early 1999, the Company ended its relationship with its public relations firm and as of December 31, 1999, the Company is reevaluating its promotion and advertising campaign.

INTEREST INCOME

Interest in December 31, 1999 and 1998, was approximately $29,000 and $36,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the years ended December 31, 1999 and 1998 was approximately $387,000 and $300,000, respectively. The increase in 1999 is attributed to increased amortization of capitalized computer software costs.

LIQUIDITY

As of December 31, 1999, the Company's net cash used in operations was approximately ($86,000) and is comprised of a net loss of ($997,784), a reduction of accounts receivable of $288,000, depreciation and amortization of $387,000, and an increase in accounts payable of $176,000. The increase in accounts payable is related to the Company's purchase of rights to software for use with the new Year 2000 Assend custom service line of business. The Company and the software vendor are renegotiating the terms of their original agreement, as explained in the costs and expenses section, including the outstanding liability. This compares to the year ended December 31, 1998 where net cash provided by operations was approximately $109,000 and was substantially comprised of net loss of ($1,115,000), depreciation and amortization of $300,000, an increase in accounts receivable of ($274,000) and $1,275,000 in consulting expense accounted for as a non-monetary transaction.

PART II, ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D):

LIQUIDITY (CONT'D)

Net cash used in investing activities during the years ended December 31, 1999 and 1998 was approximately $501,000 and $494,000, respectively. This was attributed to the purchase of new computer hardware and software of approximately $81,000 and $92,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $420,000 and $401,000, for the years ended December 31, 1999 and 1998, respectively.

Net cash provided by financing activities for the years ended December 31, 1999 and 1998 was approximately $-0- and $541,000, respectively. This was attributed to the exercise of common stocks warrants and/or options in 1998.

Management believes that the Company has obtained sufficient cash resources to meet its expected needs in the present fiscal year. Management does not anticipate large capital expenditures in the current year except as discussed above. At present the Company does not maintain a line of credit facility with a lending institution.

INFLATION AND SEASONALITY

The Company does not anticipate inflation will significantly impact its business. The Company does not believe its business is subject to fluctuations due to seasonality.

                                    PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

NAME                    AGE                POSITION
Edward J. Egan          59      Chairman, Chief Executive Officer
                                Treasurer and President, Director

Ralph Jordan            46      Secretary of Egan Systems, Inc.,
                                President of Envyr Corp. Subsidiary,
                                Director

Jack Laskin             71      Director

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

ITEM 10-EXECUTIVE COMPENSATION

Compensation of Edward J. Egan for the year ended December 31, 1999 amounted to approximately $109,000.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class           Name                         Number of       Percent
of Shares       of Beneficial Owner          Shares Owned    Of Class
---------       -------------------          ------------    --------

Common            Edward J. Egan                1,542,000       8.3%

Common            Networth Partners               950,000       5.1%

Common            Ralph Jordan                    500,000       2.7%

Common            Jack Laskin                   1,340,000       7.2%

Common            All beneficial owners,
                  executives and
                  directors as a group          4,332,000      23.2%

Unless otherwise noted, the addresses of all persons listed above are in care of the Company.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM-13 EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         3A       Articles of Incorporation (1)

         3B       ByLaws of Registrant (1)

         11       Computation of per share earnings

         21       List of subsidiaries of the registrant

         27       Financial data schedule

(b)      Reports on Form 8-K:None


---------------------------------------
(1) Filed as an exhibit to the Registration Statement on Form S-18 (File No. 2-95836-NY) of the Registrant and incorporated by reference herein.

PART III, ITEM 13, EXHIBIT 11.

Computation of per share earnings:

The following data show the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.

                                            1999          1998         1997
                                            ----          ----         ----
Loss available to common
 stockholders used in
 basic EPS                            $   (997,784)  $ (1,114,521)   $    (82,082)

Interest expense-convertible
 note payable                                 --              625           5,000
                                      ------------   ------------    ------------

Loss available to common
 stockholders after
 assumed conversions of
 dilutive securities                  $   (997,784)  $ (1,113,896)   $    (77,082)
                                      ============   ============    ============

Weighted average number of
 common shares used in
 basic EPS                              18,646,652     17,002,134      12,265,383

Effect of dilutive securities
  Stock options/warrants                 3,764,593      3,986,392       6,221,675
  Convertible notes payable                   --          102,192         404,822
                                      ------------   ------------    ------------

Weighted average number of
 common shares and dilutive
 potential common stock used
 in diluted EPS                         22,411,245     21,090,718      18,891,990
                                      ============   ============    ============

Net loss per common share:

  Basic                               $       (.05)  $       (.07)   $       (.01)
                                      ============   ============    ============

  Fully diluted                       $       --     $       --      $       --
                                      ============   ============    ============


For 1999, 1998 and 1997, fully diluted earnings per share amounts are not presented because they are anti-dilutive.

PART III, ITEM 13, EXHIBIT 21

                               EGAN SYSTEMS, INC.
                     LIST OF SUBSIDIARIES OF THE REGISTRANT



Envyr Corp. (incorporated in Delaware)

               SUPPLEMENTAL I ORMATION TO B FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
                             BY NON-REPORTING ISSUES

No Proxy material or annual report has been sent to security-holders. Proxy material to be furnished to security-holders subsequent to the filing of this form shall be furnished to the Commission when it is sent to security-holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 15th day of March, 2000.

                               EGAN SYSTEMS, INC.


                               By /s/Edward J. Egan
                               -------------------------------------
                               Edward J. Egan, President
                               Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE             TITLE                                    DATE
/s/Edward J. Egan               Chairman, President, Chief               April 24, 2000
-----------------------         Executive Officer, Treasurer
Edward J. Egan                  (Principal Executive, Financial
                                and Accounting Officer)

/s/Jack Laskin                  Director                                 April 24, 2000
-----------------------
Jack Laskin

/s/Ralph Jordan                 Secretary/Director                       April 24, 2000
-----------------------
 Ralph Jordan

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS



                                                                   Page No.

REPORT OF INDEPENDENT AUDITORS                                        F-2

FINANCIAL STATEMENTS:

  Consolidated balance sheets at December 31, 1999 and 1998           F-3

  Consolidated statements of operations, years ended
   December 31, 1999, 1998 and 1997                                   F-4

  Consolidated statements of changes in stockholders' equity,
   years ended December 31, 1999, 1998 and 1997                       F-5

  Consolidated statements of cash flows, years ended
   December 31, 1999, 1998 and 1997                                   F-6

  Notes to consolidated financial statements,
   December 31, 1999, 1998 and 1997                               F-7 - F-15


                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
EGAN SYSTEMS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Egan Systems, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Egan Systems, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

New York, New York
March 10, 2000

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998




ASSETS                                                               1999           1998
                                                              -----------    -----------

Current Assets
  Cash (Note 2)                                               $   449,990    $ 1,036,429
  Accounts receivable                                             111,837        399,855
  Inventory (Note 2)                                                8,910         18,020
  Acquired technology (Note 5)                                       --           40,000
  Prepaid expenses and other current assets                         8,764         26,525
                                                              -----------    -----------

      Total Current Assets                                        579,501      1,520,829
                                                              -----------    -----------

Property and Equipment (Notes 2 and 3)                            189,302        165,337
                                                              -----------    -----------

Other Assets
  Computer software development costs - net (Notes 2 and 4)       803,030        713,060
  Security deposits                                                 3,126          3,126
                                                              -----------    -----------

      Total Other Assets                                          806,156        716,186
                                                              -----------    -----------

      Total Assets                                            $ 1,574,959    $ 2,402,352
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                            $   175,917    $      --
  Accrued expenses and other current liabilities                   50,544         56,070
                                                              -----------    -----------

      Total Current Liabilities                                   226,461         56,070
                                                              -----------    -----------

Commitment and Contingencies (Note 6)
Stockholders' Equity
  Common stock - $0.05 par value; shares authorized -
  30,000,000, shares issued and outstanding -
   18,646,652 in 1999 and 1998                                    932,333        932,333
  Additional paid-in capital                                    4,877,201      4,877,201
  Deficit                                                      (4,098,536)    (3,100,752)
                                                              -----------    -----------


                                                                1,710,998      2,708,782
  Notes receivable - stock purchase (Note 8)                     (362,500)      (362,500)
                                                              -----------    -----------

      Total Stockholders' Equity                                1,348,498      2,346,282
                                                              -----------    -----------

      Total Liabilities and Stockholders' Equity              $ 1,574,959    $ 2,402,352
                                                              ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                  1999           1998           1997
                                              -----------    -----------    -----------


Net product sales                             $ 1,339,440    $ 1,477,438    $   944,354
Custom services income                            442,030        325,200           --
                                              -----------    -----------    -----------

                                                1,781,470      1,802,638        944,354
                                              -----------    -----------    -----------

Cost and expenses:

  Cost of goods sold                              230,651        161,069         76,214
  Selling, shipping, general and
   administrative expenses                      1,020,384        980,264        635,940
  Interest income                                 (28,672)       (36,485)       (20,585)
  Royalty expense                                  34,153         23,882         10,818
  Advertising and promotion expense                27,711        209,438         78,337
  Interest expense                                    338            647          9,195
  Depreciation and amortization                   386,810        299,663        237,733
  Acquired technology (Note 6)                  1,106,550           --             --
  Consulting expense (Note 10)                       --        1,275,000           --
                                              -----------    -----------    -----------

                                                2,777,925      2,913,478      1,027,652
                                              -----------    -----------    -----------

Loss before provision for income taxes           (996,455)    (1,110,840)       (83,298)

Provision (benefit) for income taxes
 (Notes 2 and 12)                                   1,329          3,681         (1,216)
                                              -----------    -----------    -----------

Net loss                                      $  (997,784)   $(1,114,521)   $   (82,082)
                                              ===========    ===========    ===========



Net loss per common share (Note 2)

 Basic                                        $      (.05)   $      (.07)   $      (.01)
                                              ===========    ===========    ===========

 Fully diluted                                $      --      $      --      $      --
                                              ===========    ===========    ===========

 Cash dividends per common share                   None           None           None
                                              ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                            COMMON STOCK
                                           --------------            ADDITIONAL                NOTES RECEIVABLE
                                       SHARES         AMOUNT      PAID IN CAPITAL   DEFICIT     STOCK PURCHASE      TOTAL
                                      -------       ---------     ---------------  ---------   ----------------    --------

Balance December 31, 1996               10,185,000   $   509,250   $ 1,912,814    $(1,904,149)   $      --      $   517,915

Sale of stock                              580,000        29,000       116,000           --             --          145,000

Conversion of notes payable                662,652        33,133       132,530           --         (355,000)       165,663

Stock options/warrants exercised         4,132,000       206,600     1,061,400           --             --          913,000

stock prospectus cost                         --            --         (64,193)          --             --          (64,193)

Net loss for 1997                             --            --            --          (82,082)          --          (82,082)
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance December 31, 1997               15,559,652       777,983     3,158,551     (1,986,231)      (355,000)     1,595,303

Conversion of notes payable                200,000        10,000        40,000           --             --           50,000

Stock options/warrants exercised         1,612,000        80,600       467,400           --           (7,500)       540,500

Stock issued for consulting services     1,275,000        63,750     1,211,250           --             --        1,275,000

Net loss for 1998                             --            --            --       (1,114,521)          --       (1,114,521)
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance December 31, 1998               18,646,652       932,333     4,877,201     (3,100,752)      (362,500)     2,346,282

Net loss or 1999                              --            --            --         (997,784)          --         (997,784)
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance December 31, 1999               18,646,652   $   932,333   $ 4,877,201    $(4,098,536)   $  (362,500)   $ 1,348,498
                                       ===========   ===========   ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                           INCREASE (DECREASE) IN CASH



                                                           1999           1998           1997
                                                           ----           ----           ----


Cash flows from operating activities:
  Net loss                                            $  (997,784)   $(1,114,521)   $   (82,082)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
    Consulting expense                                       --        1,275,000           --
    Depreciation and amortization                         386,810        299,663        237,733
    Accounts receivable                                   288,018       (274,172)       (40,325)
    Inventory                                               9,110         (1,430)        (3,734)
    Acquired technology                                    40,000        (40,000)          --
    Prepaid expenses and other current assets              17,762        (24,785)        13,138
    Accounts payable                                      175,916        (17,335)          --
    Accrued expenses and other
     current liabilities                                   (5,526)         6,582         27,098
                                                      -----------    -----------    -----------

      Net cash (used in) provided by operating
       activities                                         (85,694)       109,002        151,828
                                                      -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                      (81,197)       (92,253)       (77,403)
  Computer software development costs                    (419,548)      (401,258)      (347,936)
                                                      -----------    -----------    -----------

      Net cash used in investing activities              (500,745)      (493,511)      (425,339)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of stock options                        --             --           50,000
  Proceeds from sale of common stock                         --             --          145,000
  Proceeds from exercise of stock warrants/options           --          540,500        863,000
  Proceeds from convertible notes payable                    --             --          130,000
  Prospectus issuance costs                                  --             --          (64,193)
  Loans from officer                                         --             --           (7,156)
                                                      -----------    -----------    -----------

      Net cash provided by financing activities              --          540,500      1,116,651
                                                      -----------    -----------    -----------

Net (decease) increase in cash                           (586,439)       155,991        843,140

Cash - beginning of year                                1,036,429        880,438         37,298
                                                      -----------    -----------    -----------

Cash - end of year                                    $   449,990    $ 1,036,429    $   880,438
                                                      ===========    ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1.  GENERAL BUSINESS DESCRIPTION/CONCENTRATION OF CREDIT RISK:

The Company develops and markets proprietary computer software to programmers, resellers and computer users. The Company's sales are made on credit to customers who are primarily based in the United States of America. In 1999 and 1998, sales to two customers and three customers comprised approximately 25% and 52% of the Company's sales and approximately 9% and 63% of the Company's accounts receivable at December 31, 1999 and December 31, 1998, respectively.

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

INVENTORY:

Inventory, which consists primarily of miscellaneous computer peripherals, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the life of the lease, if shorter.

REVENUE RECOGNITION:

Product revenues are recognized at the time of shipment. Service revenues are recognized as services are performed.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP)97-2, "Software Revenue Recognition." This statement is effective for fiscal years beginning after December 31, 1997. The Company's adoption of this SOP did not have a material effect on the Company's consolidated financial position or results of operations.

ADVERTISING:

Advertising costs are charged to operations when incurred. There were no capitalized advertising costs as of December 31, 1999 and 1998.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):

EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. The Company's adoption of SFAS No. 128 did not have a significant impact on its reported results.

Basic net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation of basic net income per common share were 18,646,652, 17,002,134 and 12,265,383 in 1999, 1998 and 1997, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options, warrants and convertible note payable. In 1999 and 1998, for purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computations of fully diluted earnings per share were 22,411,245, 21,090,718 and 18,891,990 in 1999, 1998 and 1997, respectively (Note 13). Fully diluted earnings per share amounts are not presented for 1999, 1998 and 1997 because it is anti-dilutive (Note 13).

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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):

INCOME TAXES:

Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences arise from net operating loss carryforwards (Note 10) and the capitalization of computer software development costs (Note 4).

RECLASSIFICATIONS:

Certain amounts in the 1998 financial statements have been reclassified to conform to the presentation in 1999.

NOTE 3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:



                                   1999     1998
                                   ----     ----

Office furniture and equipment   $ 54,044   $ 51,007
Computer software                 168,273    125,301
Computer hardware                 217,804    182,616
Leasehold improvements              3,975      3,975
                                 --------   --------
                                  444,096    362,899
Accumulated depreciation          254,794    197,562
                                 --------   --------

                                 $189,302   $165,337
                                 ========   ========



Depreciation expense charged to operations in each of the years ended December 31, 1999, 1998 and 1997 amounted to $57,232, $36,975 and $28,887, respectively.

NOTE 4.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs consist of the following:



                                         1999         1998
                                         ----         ----

Computer software development costs   $1,971,028   $1,551,480
Accumulated amortization               1,167,998      838,420
                                      ----------   ----------

                                      $  803,030   $  713,060
                                      ==========   ==========



Amortization expense charged to operations in 1999, 1998 and 1997 amounted to $329,578, $262,688 and $208,846, respectively.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5.  ACQUIRED TECHNOLOGY:

Acquired technology costs represents amounts paid by the Company for the rights to use certain software utilized in the Company's year 2000 assessment and remediation service. The software costs are being charged to cost of goods sold based on revenues from customers contracting with the Company for the use of the technology.

The Company periodically assesses the value of this asset by comparing its carrying cost to its net realizable value. The amounts by which the carrying cost exceeds the net realizable value is written off. For the year ended December 31, 1999, $1,106,550 related to these costs have been written off. However, the Company is currently negotiating with the software vendor to apply these costs to other software with application to the Company's products and services. As of the date of this financial statement the outcome of these negotiations is uncertain. However, the Company believes it will be successful in its negotiations and that the software vendor will ultimately allow these costs to be applied to other software for future use by the Company. If the Company is successful in its negotiations and is able to apply the costs to new software, the Company will recognize income in the future period to the extent of the applicable credits.

NOTE 6.  COMMITMENT AND CONTINGENCIES:

OPERATING LEASES:

The Company leases office and warehouse facilities under noncancelable operating leases expiring through October 2000. Minimum future annual rental payments under these leases for the year ending December 31, 2000 is approximately $29,000. Rent expenses charged to operations in the years ended December 31, 1999, 1998 and 1997 amounted to $62,711, $59,833 and $46,863, respectively.

NOTE 7.  RESEARCH AND DEVELOPMENT COSTS:

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 1999, 1998 and 1997 were approximately $292,000, $294,000 and $343,000, respectively.

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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 8.  COMMON STOCK (CONT'D):

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

STOCK OPTIONS/WARRANTS:

The following table provides information regarding stock option and warrant activity for the years ended December 31, 1999 and 1998:



                                           EXERCISE PRICE PER SHARE
                                           -------------------------
                        NUMBER OF SHARES    RANGE        WEIGHTED AVERAGE
                        ---------------     -----         ---------------

Balance-December 31, 1997    6,543,000   $0.250-0.500     $    0.293

  Granted                       30,000          0.250          0.250
  Exercised                 (1,612,000)   0.250-0.375          0.340
                            ----------    -----------     ----------

Balance-December 31, 1998    4,961,000    0.250-0.500          0.277

  Granted                      100,000          0.360          0.360
  Exercised                       --               --             --
  Expired                   (4,811,000)   0.250-0.500          0.280
                            ----------    -----------     ----------

Balance-December 31, 1999      250,000   $0.250-0.500     $    0.320
                            ==========   ============     ==========



The status of all options and warrants outstanding at December 31, 1999 is summarized as follows:



                                           WEIGHTED AVERAGE
Range Of                                       REMAINING          WEIGHTED AVERAGE
EXERCISE PRICES                SHARES       CONTRACTUAL LIFE        EXERCISE PRICE
---------------                ------     ------------------      ---------------
                                              (In Years)

$    0.250                   100,000            1.00                    $  0.250
     0.360                    50,000            1.06                       0.360
     0.375                   100,000            1.36                       0.375
                        ------------            ----                    --------

                             250,000            1.14                    $  0.320
                        ============            ====                    ========


                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION:

CASH TRANSACTIONS:

During the years ended December 31, 1999, 1998 and 1997, the Company paid cash in each year for interest expense in the amount of $338, $1,897 and $7,080, respectively.

During the years ended December 31, 1999, 1998 and 1997, the Company paid cash for corporate income tax payments in each year in the amount of $2,753, $3,534 and $520, respectively.

NON-CASH TRANSACTIONS:

During the year ended December 31, 1998, the company issued 1,275,000 shares of its $.05 par value common stock in exchange for consulting services valued at $1,275,000 (Note 9).

During the years ended December 31, 1998 and 1997, the Company converted $50,000 and $165,663 of its convertible notes payable and accrued interest into 200,000 and 662,652 shares, respectively, of its $.05 par value common stock at $.25 per share.

During the years ended December 31, 1998 and 1997, the Company issued 30,000 and 1,420,000 shares of its $.05 par value common stock, respectively, in exchange for notes receivable from certain employees of the Company in conjunction with the exercising of their stock options at $.25 per share for $362,500 (Note 8).

NOTE 10.   NON-MONETARY TRANSACTIONS:

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

NOTE 11.  401(K) SAVINGS PLAN:

In March 1999, the Company adopted a 401(k) savings plan that covers all employees of the Company. The Plan is effective March 1, 1999. Contributions to the Plan may be made by all eligible employees up to fifteen percent of their salary. The Company will match twenty-five percent of the employee's contribution up to four percent of each employees base salary.

For the year ended December 31, 1999, the Company incurred contribution expense of approximately $7,000 related to this Plan.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 12.  INCOME TAXES:

The components of the deferred tax asset and liability are as follows:



                                                 1999           1998
                                                -----          -----
                                              NONCURRENT    NONCURRENT

Total deferred tax asset (Note 2)            $ 1,287,000    $ 1,270,000
Total deferred tax liability (Note 2)           (297,000)      (285,000)
Valuation allowance                             (990,000)      (985,000)
                                             -----------    -----------

Net deferred tax asset (liability)           $      --      $      --
                                             ===========    ===========



The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:



                                                1999       1998         1997
                                                ----       ----         ----

Current tax expense                           $   --      $   --      $   --
Deferred tax expense                            12,000      55,000      58,000
Benefit of net operating loss carryforwards    (12,000)    (55,000)    (58,000)
Net change in valuation allowance                 --          --          --
                                              --------    --------    --------

Total                                         $   --      $   --      $   --
                                              ========    ========    ========



Reconciliations of the differences between income taxes computed at Federal statutory rates and consolidated provisions for income taxes are as follows:


                                               1999        1998        1997
                                               ----        ----        ----

Income taxes computed at Federal statutory
 tax rate                                    $ 25,669    $   --     $   --
Income tax benefit of capitalized
 costs deducted for tax purposes              (25,669)       --         --
Surtax exemption                                 --          --         --
State tax provisions (benefit)                  1,329       3,681     (1,216)
Benefit of operating loss carryforwards          --          --         --
                                             --------    --------   --------

Provision (benefit) for income taxes         $  1,329    $  3,681   $ (1,216)
                                             ========    ========   ========



As of December 31, 1999, the Company has a net operating loss carryforward available for Federal and State income tax purposes in the amount of approximately $4,500,000, expiring from 2002 through 2014.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 13. COMPUTATION OF EARNINGS PER SHARE:

The following data show the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.



                                                   1999           1998           1997
                                                   ----           ----           ----

Loss available to common
 stockholders used in basic EPS               $   (997,784)  $ (1,114,521)   $    (82,082)

Interest expense - convertible note payable           --              625           5,000
                                              ------------   ------------    ------------

Loss available to common
 stockholders after assumed
 conversions of dilutive securities           $   (997,784) $  (1,113,896)   $    (77,082)
                                              ============    ============    ============

Weighted average number of common
 shares used in basic EPS                       18,646,652     17,002,134      12,265,383

Effect of dilutive securities
  Stock options/warrants                         3,764,593      3,986,395       6,221,785
  Convertible notes payable                           --          102,189         404,822
                                              ------------   ------------    ------------

Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS               22,411,245     21,090,718      18,891,990
                                              ============   ============    ============



For 1999, 1998 and 1997, the effect of dilutive securities were not included in computing fully diluted EPS because their effects are anti-dilutive.

NOTE 14.  JOINT VENTURE:

In August 1998, the Company entered into a joint venture agreement, the purpose of which was to provide Year 2000 computer solutions to government ministries and government owned industries in The People's Republic of China. The Company committed to contribute certain training, technical support and patent rights and expended cash in the approximate amount of $25,000 related to this joint venture, in exchange for a 51% interest in the joint venture. For the years ended December 31, 1999 and 1998, the joint venture had no material transactions, assets or liabilities and, accordingly, all costs incurred related to the joint venture have been charged to operations during the year ended December 31, 1999.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999, 1998, 1997

NOTE 15. SUBSEQUENT EVENTS:

In 1993, in order to assist the Company in raising additional capital by the sale of the Company's common stock, a director voluntarily surrendered 1,000,000 of his shares of the Company's $.05 par value common stock to the treasury in order to comply with certain financial requirements imposed on the Company under the terms of the new stock sale agreement. In March 2000, since the financial terms and conditions imposed on the Company had expired, the Company reissued the 1,000,000 shares previously surrendered by the director. The 1,000,000 shares of the Company's $.05 par value common stock issued to this director in 2000 was not previously disclosed in the calculation of fully diluted earnings per share. The Company has determined that had this disclosure been made it would have had no material affect upon the calculation of basic and fully diluted earnings per share.