Form 10QSB
period 2000-03-31
EGAN SYSTEMS INC
filed 2000-05-15
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT


Commission file number              2-95836-NY
                                ------------------

                               EGAN SYSTEMS, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3250816
      -------------                                     ----------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                  1501 Lincoln Ave., Holbrook, New York 11741
________________________________________________________________________________
                    (Address of principal executive offices)

                                (516) 588 - 8000
________________________________________________________________________________
                         Registrant's telephone number

________________________________________________________________________________
              (Former name, former address and former fiscal year
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

DATE                             CLASS                   SHARES OUTSTANDING

5/4/00                        Common Stock                   19,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    March 31, 2000 (unaudited) and December 31, 1998                         1

   Condensed consolidated statements of operations (unaudited) for the
    three months ended March 31, 2000 and 1999                               2

   Condensed consolidated statements of cash flows (unaudited) for the
    three months ended March 31, 2000 and 1999                               3

   Notes to condensed consolidated financial statements (unaudited)        4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6 - 7


PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                  8


SIGNATURES                                                                   9


EXHIBITS                                                                    10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,   December 31,
ASSETS                                                         2000         1999
                                                          -------------  ------------
                                                            (Unaudited)
Current Assets

  Cash                                                    $   359,285    $   449,990
  Accounts receivable                                          87,517        111,837
  Inventory                                                     8,270          8,910
  Prepaid expenses and other current assets                     8,363          8,764
                                                          -----------    -----------
      Total Current Assets                                    463,435        579,501
                                                          -----------    -----------

Property and Equipment - net                                  177,547        189,302
                                                          -----------    -----------

Other Assets

  Computer software development costs - net                   799,030        803,030
  Security deposits                                             3,126          3,126
                                                          -----------    -----------
      Total Other Assets                                      802,156        806,156
                                                          -----------    -----------

      Total Assets                                        $ 1,443,138    $ 1,574,959
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Account payable                                          $   175,917    $   175,917
 Accrued expenses and other current liabilities                42,817         50,544
                                                          -----------    -----------

      Total Current Liabilities                               218,734        226,461
                                                          -----------    -----------

Stockholders' Equity

 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding, 19,646,652
  in 2000 and 18,646,652 in 1999                              932,333        932,333
 Additional paid-in capital                                 4,877,201      4,877,201
 Deficit                                                   (4,222,630)    (4,098,536)
                                                          -----------    -----------
                                                            1,586,904      1,710,998
 Notes receivable - stock purchase                           (362,500)      (362,500)
                                                          -----------    -----------

      Total Stockholders' Equity                            1,224,404      1,348,498
                                                          -----------    -----------

      Total Liabilities and Stockholders' Equity          $ 1,443,138    $ 1,574,959
                                                          ===========    ===========


The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               Three Months Ended
                                                    March 31,
                                                    ---------
                                              2000              1999
                                              ----              ----

Net sales                                  $ 242,326         $ 651,028
                                           ---------         ---------

Cost and expenses:
  Cost of goods sold                          13,471           160,244
  Research and development costs              63,442            89,903
  Selling, shipping,
   general and administrative                162,424           149,998
  Interest income                             (4,438)           (1,716)
  Royalties                                   16,366                --
  Promotion and advertising                    3,941            27,611
  Interest expense                                --               252
  Depreciation and amortization              111,215            92,020
                                           ---------         ---------
                                             366,421           518,312
                                           ---------         ---------

Net (loss) income                          $(124,094)        $ 132,716
                                           =========         =========

Net (loss) income per common share:
  Basic                                    $   (0.01)        $    0.01
                                           =========         =========
  Fully diluted                            $      --         $    0.01
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                   (UNAUDITED)


                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                         2000              1999
                                                         ----              ----

Net cash provided by operating activities          $     4,755         $    39,336
                                                   -----------         -----------
Cash flows from investing activities:
  Purchase of property and equipment                    (2,065)            (14,723)
  Computer software development costs                  (93,395)           (124,644)
                                                   -----------         -----------
      Net cash used in investing activities            (95,460)           (139,367)
                                                   -----------         -----------

Net decrease in cash                                   (90,705)           (100,031)
Cash - beginning of period                             449,990           1,036,429
                                                   -----------         -----------

Cash - end of period                               $   359,285         $   936,398
                                                   ===========         ===========

Supplemental cash flows information:

Taxes paid                                         $     2,047         $       252
                                                   ===========         ===========

Interest paid                                      $        --         $     1,328
                                                   ===========         ===========

           See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of March 31, 2000 and the results of their operations and cash flows for the three months ended March 31, 2000 and 1999.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 18,813,319 and 18,646,542 in 2000 and 1999, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 19,013,319 and 23,364,103 in 2000 and 1999, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 2000 because they are anti-dilutive.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for interim reporting under Form 10-QSB have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the three months ended March 31, 2000 and 1999, accumulated amortization amounted to approximately $1,265,000 and $921,000, and amortization of computer software development costs charged to operations was approximately $97,000 and $82,000, respectively.


NOTE 3.  INVENTORY:

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

For the three months ended March 31, 2000 and 1999, the Company incurred contribution expense of approximately $1,000 related to this plan.


NOTE 5.  ISSUANCE OF COMMON STOCK:

In 1993, in order to assist the Company in raising additional capital by the sale of the Company's common stock, a director voluntarily surrendered 1,000,000 of his shares of the Company's $.05 par value common stock to the treasury in order to comply with certain financial requirements imposed on the Company under the terms of the new stock sale agreement. In March 2000, since the financial terms and conditions imposed on the Company had expired, the Company reissued the 1,000,000 shares previously surrendered by the director. The 1,000,000 shares of the Company's $.05 par value common stock issued to this director in 2000 was not previously disclosed in the calculation of fully diluted earnings per share. The Company has determined that had this disclosure been made it would have no material affect upon the calculation of basic and fully diluted earnings per share.


NOTE 6.  ACQUIRED TECHNOLOGY:

Acquired technology costs represents amounts paid by the Company for the rights to use certain software utilized in the Company's year 2000 assessment and remediation service. The software costs were charged in 1999 to cost of goods sold based on revenues from customers contracting with the Company for the use of the technology.

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NET SALES:

For the three months ended March 31, 2000 and 1999, total revenue approximated $242,000 and $651,000, respectively. Revenues has declined in the first quarter of 2000 versus the same period in the prior year due to the absence in the first quarter of 2000 of custom service work such as client software migration, Year 2000 assessment and remediation work and consulting and custom software generation work performed on behalf of new and some existing customers. In February 2000, the Company released a new product called "cgi COBOL" which is designed to enable existing COBOL programmers to create web server application software without the need to learn and employ a new software language. Initial sales of the product have commenced in the second quarter of 2000 and interest in the product is high. In June 2000, the Company expects to release a new upgraded product called "Interactive COBOL 3". The Company feels that this new enhanced featured product will convince existing customers to purchase an upgrade of the product and also attract new customers to purchase the new product.

As of March 31, 2000, the Company's efforts in China regarding it's joint venture with Intermost called Tech 2020 has not resulted in any executed contract or revenue. The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.


COST AND EXPENSES:

Cost of goods sold for the three months ended March 31, 2000 and 1999 were approximately $13,000 and $160,000 and gross profit percentages were approximately 95% and 75%, respectively. The lower gross profit margin in 1999 results from the combination of high gross margins achieved on sales of the Company's regular software products and lower gross margins achieved on a portion of the new custom services income. No customer services work was performed in 2000.

Research and development costs were approximately $63,000 and $90,000 for the three months ended March 31, 2000 and 1999, respectively. The reduction is due to the Company reducing the number of employees and expenditures related to research and development in the first quarter 2000 in conjunction with the reduction in revenues. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the three months ended March 31, 2000 and 1999 were approximately $162,000 and $150,000, respectively. The capitalization of computer software development costs for the three months ended March 31, 2000 and 1999 reduced SG&A expenses by approximately $93,000 and $125,000, respectively. The decrease in capitalized computer software development costs was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.


PROMOTION  AND ADVERTISING EXPENSE:

For the three months ended March 31, 2000 and 1999, promotion and advertising expense was approximately $4,000 and $28,000, respectively. The higher amount in 1999 was directly related to the Company's substantial efforts in 1999 to market its new Year 2000 Impact Assessment and Remediation Tools and Services product as well as to expand the Company's overall visibility. As of March 31, 2000, the Company is reevaluating its promotion and advertising campaign.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (CONT'D):


INTEREST INCOME:

Interest income for the three months ended March 31, 2000 and 1999, was approximately $4,000 and $2,000, respectively, and was related to cash invested by the Company in short-term financial instruments.


DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the three months ended March 31, 2000 and 1999 was approximately $111,000 and $92,000, respectively. The increase in 2000 is attributed to increased amortization of capitalized computer software costs.


LIQUIDITY:

For the three months ended March 31, 2000, the Company's net cash provided by operations was approximately $5,000 and is substantially comprised of net loss of ($124,000), a reduction of accounts receivable of $24,000 and depreciation and amortization of $111,000. As of March 31, 2000, the Company still has $176,000 in liabilities related to the purchase of technology software and is more fully described in the Company's December 31, 1999 10-KSB. The amount is reflected in accounts payable on the balance sheet. This compares to the three months ended March 31, 1999 where net cash provided by operations was approximately $39,000 and was substantially comprised of net income of $133,000, depreciation and amortization of $93,000, an increase in accounts receivable of ($67,000) and an increase in other current assets of ($87,000).

Net cash used in investing activities during the three months ended March 31, 2000 and 1999 was approximately ($95,000) and ($140,000), respectively. This was attributed to purchases of new computer hardware and software of approximately $2,000 and $15,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $93,000 and $125,000, for the three months ended March 31, 2000 and 1999, respectively.

Management believes that the Company has sufficient cash resources to meet its expected needs in the present fiscal year. Management does not anticipate additional large capital expenditures in the current year except as noted elsewhere in this Form 10-QSB. At present the Company does not maintain a line of credit facility with a lending institution.


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

     (27)  Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                               S I G N A T U R E S


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                                  EGAN SYSTEMS, INC.
                                                  ______________________________
                                                  (Registrant)





                                                  /s/EDWARD J. EGAN
                                                  ______________________________
                                                  Edward J. Egan (President
                                                  And Chief Financial Officer)


Date:  5/4/00
     ______________________

PART II, ITEM 6, EXHIBIT II.

                               EGAN SYSTEMS, INC.
                        COMPUTATION OF PER SHARE EARNINGS


Computation of per share earnings:

The following data show the amounts used in computing earnings per share and the effect on (loss) income and the weighted average number of shares of dilutive potential common stock.

                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                           2000                 1999
                                                           ----                 ----

(Loss) income available to common stockholders        $   (124,094)        $    132,716
                                                      ============         ============

Weighted average number of common shares in
 primary EPS                                            18,813,319           18,646,542

Effect of dilutive securities                              200,000            4,717,561
                                                      ------------         ------------
Weighted average number of common shares and
 dilutive potential common stock used in
 fully diluted EPS                                      19,013,319           23,364,103
                                                      ============         ============
Net (loss) income per common share:

 Basic                                                $      (0.01)        $       0.01
                                                      ============         ============

 Fully diluted                                        $         --         $       0.01
                                                      ============         ============


For 2000, the effect of dilutive securities were not included in computing fully diluted EPS because their effects are anti-dilutive.