Form 10-Q
period 2000-06-30
EGAN SYSTEMS INC
filed 2000-08-14
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 2000

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number                 2-95836-NY
                      ---------------------------------------------------------

    Egan Systems, Inc. (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------


         Delaware                                    13-3250816
---------------------                        -------------------------(State or
other jurisdiction of                        (I.R.S. Employer Identification No.
incorporation or organization)


1501 Lincoln Ave., Holbrook, New York                               11741
-------------------------------------              -----------------------
(Address of principal executive offices)

(516) 588 - 8000
--------------------------------------------------------------------------------
Registrant's telephone number

(Former name,former address and former fiscal year if changed since last report)
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No.[ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


Date                      Class                        Shares Outstanding
----                      -----                        ------------------

8/2/00                    Common Stock                 19,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                   Page No.


PART I. FINANCIAL INFORMATION

   Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    June 30, 2000 (unaudited) and December 31, 1999                          1

   Condensed consolidated statements of operations (unaudited) for the
    six months ended June 30, 2000 and 1999                                  2

   Condensed consolidated statements of cash flows (unaudited) for the
    six months ended June 30, 2000 and 1999                                  3

   Notes to condensed consolidated financial statements (unaudited)      4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6 - 7


PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                  8


SIGNATURES                                                                   9


EXHIBITS                                                                    10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,                   December 31,
ASSETS                                                        2000                       1999
                                                           -----------              -----------------
                                                          (Unaudited)
Current Assets

  Cash                                                  $       265,782             $        449,990
  Accounts receivable                                            47,364                      111,837
  Inventory                                                      13,350                        8,910
  Prepaid expenses and other current assets                       7,663                        8,764
                                                        ---------------             ---------------
      Total Current Assets                                      334,159                      579,501
                                                        ---------------             ----------------

Property and Equipment - net                                    165,285                      189,302
                                                        ---------------             ----------------

Other Assets

  Computer software development costs - net                     795,053                      803,030
  Security deposits                                               3,126                        3,126
                                                        ---------------             ---------------
      Total Other Assets                                        798,179                      806,156
                                                        ---------------             ----------------

      Total Assets                                      $     1,297,623           $        1,574,959
                                                        =================           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Account payable                                        $       175,917             $        175,917
 Accrued expenses and other current liabilities                  63,580                       50,544
                                                        ---------------             ---------------

      Total Current Liabilities                                 239,497                      226,461
                                                        ---------------             ----------------

Stockholders' Equity

 Common stock - $.05 par value,
  shares authorized - 30,000,000
  shares,  issued and outstanding, 19,646,652
  in 2000 and 18,646,652 in 1999                                932,333                      932,333
 Additional paid-in capital                                   4,877,201                    4,877,201
 Deficit                                                     (4,388,908)                  (4,098,536)
                                                        ------------------          -------------------
                                                              1,420,626                    1,710,998
 Notes receivable - stock purchase                             (362,500)                    (362,500)
                                                        ----------------            -----------------

      Total Stockholders' Equity                              1,058,126                    1,348,498
                                                        -----------------           ------------------

      Total Liabilities and Stockholders' Equity        $     1,297,623           $        1,574,959
                                                        =================           ==================


The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended                       Six Months Ended
                                              June 30,                                 June 30,
                                              2000             1999                    2000             1999
                                              ----             ----                    ----             ----

Net product sales                        $      158,888  $      482,384      $      401,214  $      691,382
Custom services income                         -                -                  -                442,030
                                         --------------  --------------      --------------  --------------

                                                158,888         482,384             401,214         1,133,412
                                         --------------  --------------      --------------  ----------------

Cost and expenses:
  Cost of goods sold                             (4,186)         29,174               9,285         189,418
  Research and development costs                 53,589          49,411             117,031         139,314
  Selling, shipping,
   general and administrative                   162,467         227,737             324,891         377,735
  Interest income                                (4,120)        (13,296)             (8,558)        (15,012)
  Royalties                                       6,200          15,390              22,566          15,390
  Promotion and advertising                    -                    100               3,941          27,711
  Interest expense                             -                -                  -                    252
  Consulting                                    111,215         126,885             222,430         218,905
                                         --------------  --------------      --------------  --------------

                                                325,165         435,401             691,586         953,713
                                         --------------  --------------      --------------  --------------


Net (loss) income                        $     (166,277) $       46,983      $     (290,372) $      179,699
                                         ==============  ==============      ==============  ==============


Net (loss) income per common share:

  Basic                                  $           (0.01)     $            0.00  $         (0.02) $
                                         =================      =================  ===============  =
0.01

  Fully diluted                          $     -         $            0.00   $     -         $            0.01
                                         ==============  =================   ==============  =================

  Cash dividends per common share            None             None               None             None
                                         ==============  ==============      ==============  =========


See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)



                                                                   Six Months Ended
                                                                   June30,
                                                                   2000                         1999
                                                                   ----                         ----


Net cash provided by (used in) operating activities          $         6,228             $        (154,006)
                                                             ---------------             -----------------


Cash flows from investing activities:

  Purchase of property and equipment                                  (3,624)                      (31,764)
  Computer software development costs                               (186,812)                     (200,452)
                                                             ----------------            -----------------

      Net cash used in investing activities                         (190,436)                     (232,216)
                                                             ----------------            -----------------


Net decrease in cash                                                (184,208)                     (386,222)


Cash - beginning of period                                           449,990                     1,036,429
                                                             ---------------             ------------------


Cash - end of period                                         $       265,782             $         650,207
                                                             ===============             ================


Supplemental cash flows information:

Taxes paid                                                   $         2,047             $             950
                                                             ===============             =================

Interest paid                                                $       -                   $             252
                                                             ===============             =================



See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of June 30, 2000 and the results of their operations and cash flows for the six months ended June 30, 2000 and 1999.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 19,223,575 and 18,646,652 in 2000 and 1999, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 19,423,575 and 23,707,652 in 2000 and 1999, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 2000 because they are anti-dilutive.

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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the six months ended June 30, 2000 and 1999, accumulated amortization amounted to approximately $1,363,000 and $1,038,000, and amortization of computer software development costs charged to operations was approximately $195,000 and $200,000, respectively.

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

For the six months ended June 30, 2000 and 1999, the Company incurred contribution expense of approximately $3,000 related to this plan.

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

NOTE 6.  ACQUIRED TECHNOLOGY:

In 1999 and 1998, the Company purchased rights for the use of certain software to be utilized in the Company's year 2000 assessment and remediation services. Certain of these software costs were charged in 1999 and 1998 to cost of goods sold based on revenues from customers contracting with the Company for the use of the technology.

At December 31, 1999, the Company wrote off the remaining costs approximating $1,107,000 based on its assessment of the software's net realizable value at that time. However, the Company is currently negotiating with the software vendor to apply these costs to other software with application to the Company's products and services. As of the date of this financial statement the outcome of these negotiations is uncertain. However, the Company believes it will be successful in its negotiations and that the software vendor will ultimately allow these costs to be applied to other software for future use by the Company. If the Company is successful in its negotiations and is able to apply the costs to new software, the Company will recognize income in the future period to the extent of the applicable credits.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NET SALES:

For the six months ended June 30, 2000 and 1999, total revenue approximated $401,000 and $1,133,000, respectively. Revenue has declined for the six months ended June 30, 2000 versus the same period in the prior year due to the absence in 2000 of custom service work such as client software migration, Year 2000 assessment and remediation, consulting and custom software generation work performed on behalf of new and some existing customers. Additionally, the decline is attributed to a reduction in demand for some of the Company's existing products to new users. In February 2000, the Company released a new product called "CGI" COBOL" which is designed to enable existing cobol programmers to create web server application software without the programmers to create web server application software without the need to learn and employ a new software language. Initial sales of the product commenced in the second quarter of 2000 and interest in the product is high. In June 2000, the Company released a new upgraded product called "Interactive Cobol 3". The Company feels that this new enhanced featured product will convince existing customers to purchase an upgrade of the product and also attract new customers to purchase the new product.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the six months ended June 30, 2000 and 1999 were approximately $9,000 and $189,000 and gross profit percents were approximately 98% and 83%, respectively. The lower gross profit margin in 1999 results from the combination of high gross margins achieved on sales of the Company's regular software products and lower gross margins achieved on a portion of the new custom services income. Cost of goods sold for the three months ended June 30, 2000 declined when compared to the six month period ended June 30, 2000 substantially as a result of an increase in inventory levels as calculated by the Company at June 30, 2000.

Research and development costs were approximately $117,000 and $139,000 for the six months ended June 30, 2000 and 1999, respectively. The reduction is due to the Company reducing the number of employees and expenditures related to research and development in 2000 in conjunction with the reduction in revenues. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the six months ended June 30, 2000 and 1999 were approximately $325,000 and $377,000 respectively. The capitalization of computer software development costs for the six months ended June 30, 2000 and 1999 reduced SG&A expenses by approximately $187,000 and $200,000 respectively. The decrease in capitalized computer software development costs was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.

PROMOTION  AND ADVERTISING EXPENSE:

For the six months ended June 30, 2000 and 1999, advertising and promotion expense was approximately $4,000 and $28,000, respectively. The decrease in 2000 was directly related to the Company's substantial efforts in 1999 to market its new Year 2000 Impact Assessment and Remediation Tools and Services product as well as to expand the Company's overall visibility. As of June 30, 2000, the Company is reevaluating its promotion and advertising campaign.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Cont'd):

INTEREST INCOME:

Interest income for the six months ended June 30, 2000 and 1999, was approximately $9,000 and $15,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the six months ended June 30, 2000 and 1999 was approximately $222,000 and $219,000, respectively. The increase in 2000 is attributed to increased amortization of capitalized computer software costs.

LIQUIDITY:

As of June 30, 2000, the Company's net cash provided by operations was approximately $6,000 and is substantially comprised of net loss of ($290,000), a reduction of accounts receivable of $64,000 and depreciation and amortization of $222,000. As of June 30, 2000, the Company still has $176,000 in liabilities related to the purchase of technology software which is more fully described in the Company's December 31, 1999 10-KSB. The amount is reflected in accounts payable on the balance sheet. This compares to the six months ended June 30, 1999 where net cash used in operations was approximately ($154,000) and was substantially comprised of net income of $180,000, depreciation and amortization of $220,000, an increase in acquired technology costs of ($1,067,000) and an increase in accounts payable of $528,000.

Net cash used in investing activities during the six months ended June 30, 2000 and 1999 was approximately ($190,000) and ($232,000), respectively. This was attributed to purchases of new computer hardware and software of approximately $4,000 and $32,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $187,000 and $200,000 for the six months ended June 30, 2000 and 1999, respectively.

Management believes that the Company has sufficient cash resources to meet its expected needs in the present fiscal year. Management does not anticipate additional large capital expenditures in the current year except as discussed above. At present the Company does not maintain a line of credit facility with a lending institution.

INFLATION AND SEASONALITY:

The Company does not anticipate inflation will be significantly impact its business. The Company does not believe its business is subject to fluctuations due to seasonality.

                           PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - Required by Item 601 of Regulation S-B.

               (11) Statement regarding computation of per share earnings.

               (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

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

                                              EGAN SYSTEMS, INC.
                                              ------------------
                                              (Registrant)





                                              /s/Edward J. Egan
                                              -----------------
                                              Edward J. Egan (President
                                              And Chief Financial Officer)



Date:  8/2/00

                          PART ll, ITEM 6, EXHIBIT II.

                               EGAN SYSTEMS, INC.
                        COMPUTATION OF PER SHARE EARNINGS

Computation of per share earnings:

The following data show the amounts used in computing earnings per share and the effect on (loss) income and the weighted average number of shares of dilutive potential common stock.

                                                        Six Months Ended
                                                           June 30,
                                                           2000                         1999
                                                           ----                         ----



(Loss) income available to common stockholders       $       (290,372)           $        179,699
                                                     ================            ================


Weighted average number of common shares in
 primary EPS                                               19,223,575                  18,646,652

Effect of dilutive securities                                 200,000                   5,061,000
                                                     ---------------             ------------------

Weighted average number of common shares and
 dilutive potential common stock used in
 fully diluted EPS                                         19,423,575          $       23,707,652
                                                     ==================          ===================

Net (loss) income per common share:

 Basic                                               $          (0.02)         $             0.01
                                                     ==================          ==================

 Fully diluted                                       $       -                   $           0.01
                                                     ==================          ==================




For 2000, the effect of dilutive securities were not included in computing fully diluted EPS because their effects are anti-dilutive.