Form 10QSB
period 2000-09-30
EGAN SYSTEMS INC
filed 2000-11-14
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
6307.00 - DRAFT #2
                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ----               OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   ----    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                                   2-95836-NY
                             COMMISSION FILE NUMBER

                               EGAN SYSTEMS, INC.
                             -----------------------
              (Exact name of registrantas specified in its charter)


         DELAWARE                                        13-325081
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


1501 LINCOLN AVE., HOLBROOK, NEW YORK                          11741
----------------------------------------                   --------------
(Address of principal executive offices)


Registrant's telephone number including area code:  (516) 588-8000


 -------------------------------------------------------------------------------
(Former name,former address and former fiscal year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X  No   .
                                                                ---   ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


DATE                          CLASS                      SHARES OUTSTANDING
-----                        -------                     ------------------
10/30/00                   Common Stock                      19,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS


                                                                       Page No.


PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    September 30, 2000 (unaudited) and December 31, 1999                  1

   Condensed consolidated statements of operations (unaudited) for the
    nine months ended September 30, 2000 and 1999                         2

   Condensed consolidated statements of cash flows (unaudited) for the
    nine months ended September 30, 2000 and 1999                         3

   Notes to condensed consolidated financial statements (unaudited)     4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                               8


SIGNATURES                                                                9


EXHIBITS                                                                  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30,      December 31,
                                                             2000               1999
                                                          -----------       -----------
                                                          (Unaudited)
ASSETS
Current Assets
  Cash                                                   $     90,811       $   449,990
  Accounts receivable                                         111,899           111,837
  Inventory                                                    10,445             8,910
  Prepaid expenses and other current assets                     7,093             8,764
                                                         ------------        ----------
      Total Current Assets                                    220,248           579,501
                                                         ------------        ----------

Property and Equipment - net                                  154,735           189,302
                                                         ------------        ----------

Other Assets
  Computer software development costs - net                  787,175            803,030
  Security deposits                                            3,126              3,126
                                                         -----------         ----------
      Total Other Assets                                     790,301            806,156
                                                         -----------         ----------

      Total Assets                                       $ 1,165,284        $ 1,574,959
                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Account payable                                         $   175,917        $   175,917
 Accrued expenses and other current liabilities               70,804             50,544
                                                         -----------         ----------

      Total Current Liabilities                              246,731            226,461
                                                         -----------         ----------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued
  and outstanding, 19,646,652
  in 2000 and 18,646,652 in 1999                             982,233            932,333
 Additional paid-in capital                                4,827,201          4,877,201
 Deficit                                                  (4,528,481)        (4,098,536)
                                                         ------------        -----------
                                                           1,281,053          1,710,998
 Notes receivable - stock purchase                          (362,500)          (362,500)
                                                         ------------        -----------

      Total Stockholders' Equity                             918,553          1,348,498
                                                         -----------         ----------

      Total Liabilities and Stockholders' Equity         $ 1,165,284        $ 1,574,959
                                                         ===========         ==========

The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                            2000        1999            2000          1999
                                            ----        ----            ----          ----
Net product sales                     $   164,560    $   373,815    $   565,774    $ 1,065,197
Custom services income                     68,734           --           68,734        442,030
                                      -----------    -----------    -----------    -----------
                                          233,294        373,815        634,508      1,507,227
                                      -----------    -----------    -----------    -----------


Cost and expenses:
  Cost of goods sold                       27,326         19,207         36,611        208,625
  Research and development costs           67,488         74,916        184,519        214,230
  Selling, shipping,
   general and administrative             167,536        109,801        492,427        567,536
  Interest income                          (3,713)        (6,354)       (12,271)       (21,366)
  Royalties                                 3,015          9,000         25,581         24,390
  Promotion and advertising                  --             --            3,941         27,711
  Interest expense                           --               86           --              338
  Depreciation and amortization           111,215        127,510        333,645        346,415
                                      -----------    -----------    -----------    -----------
                                          372,867        414,166      1,064,453      1,367,879
                                      -----------    -----------    -----------    -----------
Net (loss) income                     $  (139,573)   $   (40,351)   $  (429,945)   $   139,348
                                      ===========    ===========    ===========    ===========

Net (loss) income per common share:

  Basic                               $     (0.01)   $      0.00    $     (0.02)   $      0.01
                                      ===========    ===========    ===========    ===========
  Fully diluted                       $      --      $      --      $      --      $      0.01
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                                      September 30,
                                                               2000               1999
                                                               ----               ----
Net cash used in operating activities                      $   (79,955)       $   (100,299)
                                                           -----------        ------------
Cash flows from investing activities:
  Purchase of property and equipment                            (6,893)            (48,682)
  Computer software development costs                         (276,330)           (307,842)
                                                           -----------        ------------
      Net cash used in investing activities                   (283,224)           (356,524)
                                                           -----------        ------------
Net decrease in cash                                          (359,179)           (456,823)


Cash - beginning of period                                     449,990           1,036,429
                                                           -----------        ------------
Cash - end of period                                            90,811        $    579,606
                                                           ===========        ============

Supplemental cash flows information:

Taxes paid                                                 $     2,047        $      2,753
                                                           ===========        ============
Interest paid                                              $      --          $        338
                                                           ===========        ============


See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of September 30, 2000 and the results of their operations and cash flows for the nine months ended September 30, 2000 and 1999.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 19,368,874 and 18,646,652 in 2000 and 1999, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 19,568,874 and 23,329,294 in 2000 and 1999, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 2000 because they are anti-dilutive.

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

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the nine months ended September 30, 2000 and 1999, accumulated amortization amounted to approximately $1,460,000 and $1,155,000, and amortization of computer software development costs charged to operations was approximately $292,000 and $317,000, respectively.

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

For the nine months ended September 30, 2000 and 1999, the Company incurred contribution expense of approximately $6,000 related to this plan.

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES:

For the nine months ended September 30, 2000 and 1999, total revenue approximated $635,000 and $1,507,000, respectively. Revenue has declined for the nine months ended September 30, 2000 versus the same period in the prior year due to the reduction in 2000 of custom service work such as client software migration, Year 2000 assessment and remediation, consulting and custom software generation work performed on behalf of new and some existing customers. Additionally, the decline is attributed to a reduction in demand for some of the Company's products by new and existing customers. In February 2000, the Company released a new product called "CGI COBOL" which is designed to enable existing cobol programmers to create web server application software without the need for programmers to learn and employ a new software language. Initial sales of the product commenced in the second quarter of 2000 and interest in the product is high. In June 2000, the Company released a new upgraded product called "Interactive Cobol 3". The Company feels that this new enhanced featured product will convince existing customers to purchase an upgrade of the product and also attract new customers to purchase the new product.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the nine months ended September 30, 2000 and 1999 were approximately $37,000 and $209,000 and gross profit percents were approximately 94% and 86%, respectively. The lower gross profit margin in 1999 results from the lower proportional combination of high gross margins achieved on sales of the Company's regular software products and lower gross margins achieved on a portion of the new custom services income versus 2000.

Research and development costs were approximately $185,000 and $214,000 for the nine months ended September 30, 2000 and 1999, respectively. The decease is due to the Company reducing the number of employees and expenditures related to research and development in 2000 in conjunction with the reduction in revenues. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the nine months ended September 30, 2000 and 1999 were approximately $492,000 and $567,000, respectively. The capitalization of computer software development costs for the nine months ended September 30, 2000 and 1999 reduced SG&A expenses by approximately $276,000 and $308,000, respectively. The decrease in SG&A expenses and capitalized computer software development costs was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.

The Company is presently analyzing cost saving measures that it might implement in the future due to the decline in revenues.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (CONT'D):

PROMOTION  AND ADVERTISING EXPENSE:

For the nine months ended September 30, 2000 and 1999, advertising and promotion expense was approximately $4,000 and $28,000, respectively. The decrease in 2000 was directly related to the Company's substantial efforts in 1999 to market its new Year 2000 Impact Assessment and Remediation Tools and Services product as well as to expand the Company's overall visibility. As of June 30, 2000, the Company is reevaluating its promotion and advertising campaign.

INTEREST INCOME:

Interest income for the nine months ended September 30, 2000 and 1999 was approximately $12,000 and $21,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the nine months ended September 30, 2000 and 1999 was approximately $334,000 and $346,000, respectively. The decrease in 2000 is attributed to the decrease in capitalized computer software costs in recent periods.

LIQUIDITY:

As of September 30, 2000, the Company's net cash used in operations was approximately ($80,000) and is substantially comprised of net loss of ($430,000) and depreciation and amortization of $334,000. As of September 30, 2000, the Company still has $176,000 in liabilities related to the purchase of technology software which is more fully described in the Company's December 31, 1999 10-KSB. The amount is reflected in accounts payable on the balance sheet. This compares to the nine months ended September 30, 1999 where net cash used in operations was approximately ($100,000) and was substantially comprised of net income of $139,000, depreciation and amortization of $346,000, an increase in acquired technology costs of ($308,000) and a decrease in accounts payable of ($280,000).

Net cash used in investing activities during the nine months ended September 30, 2000 and 1999 was approximately ($283,000) and ($356,000), respectively. This was attributed to purchases of new computer hardware and software of approximately $7,000 and $49,000 to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $276,000 and $308,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

               (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

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



                                                 EGAN SYSTEMS, INC.
                                                 ------------------
                                                 (Registrant)





                                                 /s/EDWARD J. EGAN
                                                 ----------------------------
                                                 Edward J. Egan
                                                 (President and Chief Financial
                                                  Officer)



Date: 10/30/00
     ------------