Form 10KSB
period 2000-12-31
EGAN SYSTEMS INC
filed 2001-04-16
CIK 763846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB
                          Annual or Transitional Report

       (Mark One)
         (X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
         ( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number 2-95836-NY

                               EGAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------


         Delaware                                       13-3250816
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


1501 Lincoln Avenue,Holbrook,NY                              11741
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (516) 588-8000


                                   ----------


       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer(1)filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No __

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Revenues for the most recent fiscal year were $771,476.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 based upon the average bid and asked prices of such stock on that date was $589,640.

The number of shares of the registrant's Common Stock outstanding as of March 16, 2001 was 19,646,652.

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

Products

In 1998, the Company introduced upgraded Year 2000 compliant versions of its existing COBOL languages which are available and necessary for users of these dialects worldwide. Many existing customers, with current licenses, have received these upgrades at no charge but other, first time customers, have had to purchase them. The growth in new customers increased in 1999. Additionally, support for the increasingly popular Linux operating system was added.

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

Products (Cont'd.)

In addition to offering versions of its language products that allowed compliance with the Year 2000 situation and releasing a production version of G-2K, the Company's suite of tools permitting a customer to address the Y-2K problem in house, in 1998 the Company began offering to perform the necessary source code analysis and remediation (repair) itself. Sales of the services were strong through the first half of 1999 and then inexplicably fell off. Several opportunities to bid Y-2k or Migration contracts appeared but none were awarded. The flow of referral business from Data General was interrupted when EMC announced their intention to purchase Data General and then proceeded to do so in the 4th Quarter of 1999. The anticipated restructuring appears to have de-focused elements of the D.G. Sales force with whom Egan enjoyed a co-operative arrangement.

New Products

The Company introduced its cgiCOBOL product in the first quarter of 2000. This COBOL language product allows both the Company's existing customers and users of certain other COBOL dialects to create Internet web server solutions using existing COBOL software and permits the estimated 3 million COBOL programmers worldwide to create web sights without the need to learn a new, web specific language. cgiCOBOL is available for Linux and Windows NT servers as well as other popular Unix operating systems and in the second Quarter of 2000, Egan received a contract to web enable one of customers programs by employing cgiCOBOL.

At the Company's October 1999 Developers Conference, the specifications for the long awaited ICOBOL 3 were released to the attendees. This next generation product offers substantially more features than ICOBOL 2 as well as vastly larger program sizes. Developer interest was immediate and widespread. Sales are expected initially to consist of upgrades and new licenses to existing customers but ICOBOL 3 is the underlying language on which the Company's attempt to substantially broaden it's market is based. This product was released in the 3rd quarter of 2000.

Of major interest to our customers, and released in Beta format in the 4th Quarter of 2000, a new IDE (Integrated Development Environment) was introduced for use with ICOBOL 3. Based on the Company's existing compiler technology and incorporating aspects of the G-2K tool suit as well as an in- house developed party editor, developers who chose ICOBOL 3 will experience a substantial productivity gain in a user friendly graphical environment.

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

In 2000, sales to two customers comprised approximately 30% of the Company's sales. One of these customers accounted for approximately 11% of sales and functions as a distributor for the Company.

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

Research and Development Expenditures

For the years ended December 31, 2000 and 1999, research and development expenditures amounted to approximately $620,000 and $712,000, of which approximately $374,000 and $420,000 was capitalized as of December 31, 2000 and 1999, respectively.

Employees

At the end of 2000, Egan Systems has 6 full time employees, 5 of which are engaged in software development or support and 1 involved in sales and administration.

ITEM 2-PROPERTIES

Egan Systems leases part of a building at 1501 Lincoln Avenue, Holbrook, New York containing approximately 1,250 square feet, of which approximately 800 square feet are used for executive and clerical offices and production and the remaining 450 square feet is used for warehousing, shipping and receiving. The lease requires monthly rent payments of $750 and expires on October 31, 2001. The Company also occupies part of a building at 4904 Waters Edge Drive, Raleigh, North Carolina containing 2,000 square feet used for research and product development. The lease expires December 31, 2001, and requires future minimum payments of approximately $50,000. During the year ended December 31, 2000, the Company paid approximately $54,000 for the rental of properties.


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



Calendar Years                                Bid Prices

    2000                            High                      Low
    ----                            ----                      ---
First Quarter                       $0.47                     $0.10
Second Quarter                      $0.47                     $0.12
Third Quarter                       $0.30                     $0.10
Fourth Quarter                      $0.12                     $0.05

    1999
    ----
First Quarter                       $0.75                     $0.21
Second Quarter                      $0.40                     $0.18
Third Quarter                       $0.26                     $0.10
Fourth Quarter                      $0.13                     $0.08

On March 6, 2000, the high bid and asked quotations for the Company's Common Stock were $0.030 and $0.031 per share, respectively.

The Company believes that on December 31, 2000, there were approximately 850 shareholders of record of the Company's stock.

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


ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2000 AND 1999:


NET SALES:

For the years ended December 31, 2000 and 1999, total revenue approximated $771,000 and $1,781,000, respectively. Revenue has declined for the year ended December 31, 2000 versus the same period in the prior year due to the decline in 2000 of custom service work such as client software migration, Year 2000 assessment and remediation, consulting and custom software generation work performed on behalf of new and some existing customers and less sales of the Company's core products.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.


COST AND EXPENSES:

Cost of goods sold for the year ended December 31, 2000 and 1999 were approximately $42,000 and $231,000 and gross profit percents were approximately 95% and 87%, respectively. The increase in the gross profit margin in 2000 versus 1999 resulted from the combination of a higher percentage of the Company's 2000 revenue derived from sources (net products sales) with high gross margins as compared to 1999 where a lower percentage of the Company's revenue were derived from sources with high gross margins.

Research and development costs were approximately $246,000 and $292,000 for the year ended December 31, 2000 and 1999, respectively. The reduction is due to the Company reducing the number of employees and expenditures related to research and development in 2000 in conjunction with the reduction in revenues. The
Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the year ended December 31, 2000 and 1999 were approximately $872,000 and $1,020,000, respectively. The capitalization of computer software development costs for the year ended December 31, 2000 and 1999 reduced SG&A expenses by approximately $374,000 and $420,000, respectively. The decrease in capitalized computer software development costs was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2000 AND 1999 (Cont'd.):

INTEREST INCOME:

Interest income for the year ended December 31, 2000 and 1999, was approximately $12,000 and $29,000, respectively, and is related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the year ended December 31, 2000 and 1999 was approximately $689,000 and $387,000, respectively. The increase in 2000 is attributed to increased amortization of capitalized computer software costs resulting from management decreasing the amortization period from three to two years.

LIQUIDITY:

As of December 31, 2000, the Company's net cash used in operations was approximately ($56,000) and is substantially comprised of a net loss of ($856,000), a reduction of accounts receivable of $34,000, an increase in accrued expenses of $71,000 and depreciation and amortization of $689,000. This compares to the year ended December 31, 1999 where net cash used in operations was approximately ($86,000) and was substantially comprised of net loss of ($998,000), depreciation and amortization of $387,000, a decline in accounts receivable of $288,000 and an increase in accounts payable of $176,000.

Net cash used in investing activities during the years ended December 31, 2000 and 1999 was approximately ($380,000) and ($501,000), respectively. This was attributed to purchases of new computer hardware and software of approximately ($7,000) and ($92,000) to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of ($374,000) and ($420,000) for the year ended December 31, 2000 and 1999, respectively.

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

                                    PART III


ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

Name                       Age          Position
----                       ---          --------

Edward J. Egan             61           Chairman, Chief Executive Officer
                                        Treasurer and President, Director

Ralph Jordan               47           Secretary of Egan Systems, Inc.,
                                        President of Envyr Corp. Subsidiary,
                                        Director

Jack Laskin                72           Director


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

Each director is elected by the shareholders at the annual meeting of shareholders and hold office until the next annual meeting of shareholders.

                                    PART III

ITEM 10-EXECUTIVE COMPENSATION

Compensation of Edward J. Egan for the year ended December 31, 2000 amounted to approximately $96,000.


ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class            Name                          Number of            Percent
of Shares        of Beneficial Owner           Shares Owned         Of Class
---------        -------------------           ------------         --------

Common              Edward J. Egan                1,542,000            8.3%

Common              Ralph Jordan                    500,000            2.7%

Common              Jack Laskin                   1,340,000            7.2%

Common              All beneficial owners,
                    executives and
                    directors as a group          3,382,000           18.1%

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

(b)      Reports on Form 8-K:None


---------------------------
(1) Filed as an exhibit to the Registration Statement on Form S-18 (File No. 2-95836-NY) of the Registrant and incorporated by reference herein.

PART III, ITEM 13, EXHIBIT 11.

Computation of per share earnings:

The following data show the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.

                                        2000           1999            1998
                                        ----           ----            ----
Loss available to
 common stockholders used
 in basic EPS                      $   (856,215)   $   (997,784)   $ (1,114,521)

Interest expense -
 convertible note payable                  --              --               625
                                   ------------    ------------    ------------

Loss available to common
 stockholders after
 assumed conversions of
 dilutive securities               $   (856,215)   $   (997,784)   $ (1,113,896)
                                   ============    ============    ============

Weighted average number
 of Common shares used in
 basic EPS                           19,396,652      18,646,652      17,002,134

Effect of dilutive
 securities Stock
 Options/warrants                       225,000       3,764,593       3,986,392
 Convertible notes
 payable                                   --              --           102,192
                                   ------------    ------------    ------------

Weighted average number
 of common shares and
 dilutive potential
 common stock used in
 diluted EPS                         19,621,652      22,411,245      21,090,718
                                   ============    ============    ============

Net loss per common share:

  Basic                            $      (0.04)   $      (0.05)   $      (0.07)
                                   ============    ============    ============

  Fully diluted                    $       --      $      --       $      --
                                   ============    ============    ============

For 2000, 1999 and 1998, fully diluted earnings per share amounts are not presented because they are anti-dilutive.

PART III, ITEM 13, EXHIBIT 21


                               EGAN SYSTEMS, INC.
                     LIST OF SUBSIDIARIES OF THE REGISTRANT



Envyr Corp. (incorporated in North Carolina)

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

               FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
                             BY NON-REPORTING ISSUES


No Proxy material or annual report has been sent to security-holders. Proxy material to be furnished to security-holders subsequent to the filing of this form shall be furnished to the Commission when it is sent to security- holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Holtsville, New York on the 24th day of March, 2001.


                                           EGAN SYSTEMS, INC.



                                           By/s/Edward J. Egan
                                             ---------------------------
                                           Edward J. Egan, President
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

          Signature          Title                               Date

/s/Edward J. Egan            Chairman, President, Chief          March 24, 2001
-----------------------
Edward J. Egan               Executive Officer, Treasurer
                             (Principal Executive, Financial
                              and Accounting Officer)

/s/Jack Laskin               Director                            March 24, 2001
-----------------------
Jack Laskin

/s/Ralph Jordan              Secretary/Director                  March 24, 2001
-----------------------
Ralph Jordan

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                                DECEMBER 31, 2000


                                TABLE OF CONTENTS


                                                                     Page No.

REPORT OF INDEPENDENT AUDITORS                                          F-2


FINANCIAL STATEMENTS:

  Consolidated balance sheets at December 31, 2000 and 1999             F-3

  Consolidated statements of operations, years ended
   December 31, 2000, 1999 and 1998                                     F-4

  Consolidated statements of changes in stockholders' equity,
   years ended December 31, 2000, 1999 and 1998                         F-5

  Consolidated statements of cash flows, years ended
   December 31, 2000, 1999 and 1998                                     F-6

  Notes to consolidated financial statements,
   December 31, 2000, 1999 and 1998                                 F-7 - F-14

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Egan Systems, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Egan Systems, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Egan Systems, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the company has suffered recurring losses and has experienced negative cash flows from operations and current liabilities exceed current assets, which raise substantial doubt about their ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



New York, New York
March 16, 2001

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

ASSETS                                                           2000           1999
                                                              -----------    -----------
Current Assets
  Cash (Note 2)                                               $    12,688    $   449,990
  Accounts receivable                                              77,937        111,837
  Inventory (Note 2)                                                6,415          8,910
  Prepaid expenses and other current assets                         5,543          8,764
                                                              -----------    -----------

      Total Current Assets                                        102,583        579,501
                                                              -----------    -----------

Property and Equipment (Notes 2 and 3)                            137,969        189,302
                                                              -----------    -----------

Other Assets
  Computer software development costs - net (Notes 2 and 4)       545,863        803,030
  Security deposits                                                 3,126          3,126
                                                              -----------    -----------

      Total Other Assets                                          548,989        806,156
                                                              -----------    -----------

      Total Assets                                            $   789,541    $ 1,574,959
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                            $   175,917    $   175,917
  Accrued expenses and other current liabilities                  121,341         50,544
                                                              -----------    -----------

      Total Current Liabilities                                   297,258        226,461
                                                              -----------    -----------

Commitments and Contingencies (Note 6)

Stockholders' Equity
  Common stock - $0.05 par value; shares authorized -
   30,000,000,  shares issued and outstanding -
   19,646,652 in 2000 and 18,646,642 in 1999                      982,333        932,333
  Additional paid-in capital                                    4,827,201      4,877,201
  Deficit                                                      (4,954,751)    (4,098,536)
                                                              -----------    -----------
                                                                  834,783      1,710,998
  Notes receivable - stock purchase (Note 8)                     (362,500)      (362,500)
                                                              -----------    -----------

      Total Stockholders' Equity                                  492,283      1,348,498
                                                              -----------    -----------

      Total Liabilities and Stockholders' Equity              $   789,541    $ 1,574,959
                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                             2000           1999           1998
                                         -----------    -----------    -----------
Net product sales                        $   638,759    $ 1,339,440    $ 1,477,438
Custom services                              132,717        442,030        325,200
                                         -----------    -----------    -----------

                                             771,476      1,781,470      1,802,638
                                         -----------    -----------    -----------

Cost and expenses:

  Cost of goods sold                          41,618        230,651        161,069
  Selling, shipping, general and
   administrative expenses                   872,957      1,020,384        980,264
  Interest income                            (12,271)       (28,672)       (36,485)
  Royalty expense                             29,966         34,153         23,882
  Advertising and promotion expense            3,940         27,711        209,438
  Interest expense                              --              338            647
  Depreciation and amortization              689,434        386,810        299,663
  Acquired technology (Note 5)                  --        1,106,550           --
  Consulting expense (Note 10)                  --             --        1,275,000
                                         -----------    -----------    -----------

                                           1,625,644      2,777,925      2,913,478
                                         -----------    -----------    -----------

Loss before provision for income taxes      (854,168)      (996,455)    (1,110,840)

Provision for income taxes
 (Notes 2 and 12)                              2,047          1,329          3,681
                                         -----------    -----------    -----------

Net loss                                 $  (856,215)   $  (997,784)   $(1,114,521)
                                         ===========    ===========    ===========


Net loss per common share (Note 2)

 Basic                                   $     (0.04)   $     (0.05)   $     (0.07)
                                         ===========    ===========    ===========

 Fully diluted                           $      --      $      --      $      --
                                         ===========    ===========    ===========

 Cash dividends per common share                None           None           None
                                         ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               Common Stock                                 Notes
                                               ------------  Additional                   Receivable
                                                  Shares       Amount   Paid In Capital     Deficit    Stock Purchase      Total
                                                ----------    --------    -----------       -------    --------------      -----
Balance December 31, 1997                       15,559,652    $777,983    $ 3,158,551     $(1,996,231)    $(355,000)    $ 1,595,303

Conversion of notes payable                        200,000      10,000         40,000            --            --            50,000

Stock options/warrants exercised                 1,612,000      80,600        467,400            --          (7,500)        540,500

Stock issued for consulting services             1,275,000      63,750      1,211,250            --            --         1,275,000

Net loss for 1998                                     --          --             --        (1,114,521)         --        (1,114,521)
                                                ----------    --------    -----------     -----------     ---------     -----------

Balance December 31, 1998                       18,646,652     932,333      4,877,201      (3,100,752)     (362,500)      2,346,282

Net loss for 1999                                     --          --             --          (997,784)         --          (997,784)
                                                ----------    --------    -----------     -----------     ---------     -----------

Balance December 31, 1999                       18,646,652     932,333      4,877,201      (4,098,536)     (362,500)      1,348,498

Stock issued to director                         1,000,000      50,000        (50,000)           --            --              --

Net loss for 2000                                     --          --             --          (856,215)         --          (856,215)
                                                ----------    --------    -----------     -----------     ---------     -----------

Balance December 31, 2000                       19,646,652    $982,333    $ 4,827,201     $(4,954,751)    $(362,500)    $   492,283
                                                ==========    ========    ===========     ===========     =========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                           INCREASE (DECREASE) IN CASH

                                                     2000         1999           1998
                                                  ---------    -----------    -----------
Cash flows from operating activities:
  Net loss                                        $(856,215)   $  (997,784)   $(1,114,521)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Consulting expense                                 --             --        1,275,000
    Depreciation and amortization                   689,434        386,810        299,665
    Accounts receivable                              33,900        288,018       (274,172)
    Inventory                                         2,495          9,110         (1,430)
    Acquired technology                                --           40,000        (40,000)
    Prepaid expenses and other current assets         3,222         17,762        (24,785)
    Accounts payable                                   --          175,916        (17,335)
    Accrued expenses and other
     current liabilities                             70,797         (5,526)         6,582
                                                  ---------    -----------    -----------

      Net cash (used in) provided by  operating
       activities                                   (56,367)       (85,694)       109,002
                                                  ---------    -----------    -----------


Cash flows from investing activities:
  Purchase of property and equipment                 (6,987)       (81,197)       (92,253)
  Computer software development costs              (373,948)      (419,548)      (401,258)
                                                  ---------    -----------    -----------


      Net cash used in investing activities        (380,935)      (500,745)      (493,511)
                                                  ---------    -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock
   warrants/options                                    --             --          540,500
                                                  ---------    -----------    -----------


      Net cash provided by financing activities        --             --          540,500
                                                  ---------    -----------    -----------

Net (decrease) increase in cash                    (437,302)      (586,439)       155,991

Cash - beginning of year                            449,990      1,036,429        880,438
                                                  ---------    -----------    -----------


Cash - end of year                                $  12,688    $   449,990    $ 1,036,429
                                                  =========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 and 1998

NOTE 1. GENERAL BUSINESS DESCRIPTION/CONCENTRATION OF CREDIT RISK:

The Company develops and markets proprietary computer software to programmers, resellers and computer users. The Company's sales are made on credit to customers who are primarily based in the United States of America. In 2000 and 1999, sales to two customers comprised approximately 30% and 25% of the Company's sales and approximately 13% and 9% of the Company's accounts receivable at December 31, 2000 and 1999, respectively.

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

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP)97-2, "Software Revenue Recognition." The effective date of this SOP has been amended by SOP 98-4 and SOP 98-9 to apply to fiscal years beginning on or after March 15, 1999. The Company's adoption of this SOP did not have a material effect on the Company's consolidated financial position or results of operations.

In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-9 "Software Revenue Recognition, with respect to certain transactions". This statement is effective for fiscal years beginning after March 15, 1999. The Company's adoption of this SOP did not have a material effect on the Company's consolidated financial position or results of operations.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.):

ADVERTISING:

Advertising costs are charged to operations when incurred. There were no capitalized advertising costs as of December 31, 2000 and 1999.

EARNINGS PER SHARE:

Basic net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation of basic net income per common share were 19,396,652, 18,646,652 and 17,002,134 in 2000, 1999 and 1998, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. In 2000 and 1999, for purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computations of fully diluted earnings per share were 19,621,652, 22,411,245 and 21,090,718 in 2000, 1999 and
1998, respectively (Note 13). Fully diluted earnings per share amounts are not presented for 2000, 1999 and 1998 because it is anti-dilutive (Note 13).

COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated economic life of the products, which is currently estimated at two years (Note 4).

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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.):

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

Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences arise from net operating loss carryforwards (Note 12) and the capitalization of computer software development costs (Note 4).

NOTE 3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                         2000             1999
                                                       --------         --------

Office furniture and equipment                         $ 51,007         $ 54,044
Computer software                                       173,494          168,273
Computer hardware                                       222,606          217,804
Leasehold improvements                                    3,975            3,975
                                                       --------         --------
                                                        451,082          444,096
Accumulated depreciation                                313,113          254,794
                                                       --------         --------

                                                       $137,969         $189,302
                                                       ========         ========

Depreciation expense charged to operations in each of the years ended December 31, 2000, 1999 and 1998 amounted to $58,319, $57,232 and $36,975, respectively.

NOTE 4.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs consist of the following:

                                                        2000             1999
                                                     ----------       ----------

Computer software development costs                  $2,344,976       $1,971,082
Accumulated amortization                              1,799,113        1,168,052
                                                     ----------       ----------

                                                     $  545,863       $  803,030
                                                     ==========       ==========

Amortization expense charged to operations in 2000, 1999 and 1998 amounted to $631,115, $329,578 and $262,688, respectively.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 5. ACQUIRED TECHNOLOGY:

In 1999 and 1998, the company purchased rights for the use of certain software to be utilized in the Company's year 2000 assessment and remediation services. Certain of these software costs were charged in 1999 and 1998 to cost of goods sold based on revenues from customers contracting with the company for the use of the technology.

At December 31, 1999, the Company wrote off the remaining costs approximately $1,107,000 based on its assessment of the software's net realizable value at that time. However, the Company is currently negotiating with the software vendor to apply these costs to other software with application to the Company's products and services. As of the date of this financial statement the outcome of these negotiations is uncertain. However, the Company believes it will be successful in its negotiations and that the software vendor will ultimately allow these costs to be applied to other software for future use by the Company. If the Company is successful in its negotiations and is able to apply the costs to new software, the Company will recognize income in the future period to the extent of the applicable credits.

NOTE 6. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company leases office and warehouse facilities under noncancellable operating leases expiring through October 2001. Minimum future annual rental payments under these leases for the year ending December 31, 2000 is approximately $50,000. Rent expenses charged to operations in the years ended December 31, 2000, 1999 and 1998 amounted to $54,313, $62,711 and $59,833, respectively.

GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, as of December 31, 2000, current liabilities exceed current assets by $205,675.

Management of the Company has taken certain steps to reduce operating expenses and restore the Company to profitability and positive cash flow from operations. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7. RESEARCH AND DEVELOPMENT COSTS:

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 2000, 1999 and 1998 were approximately $246,000, $292,000 and $948,000, respectively.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 8. COMMON STOCK:

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

STOCK OPTIONS/WARRANTS:

The following table provides information regarding stock option and warrant activity for the years ended December 31, 2000 and 1999:

                                            Exercise Price Per Share
                                            ------------------------
                                                                      Weighted
                                  Number Of Shares       Range        Average
                                  ----------------       -----        -------
Balance-December 31, 1998            4,961,000        0.250-0.500       0.277

  Granted                              100,000              0.360       0.360
  Exercised                               --                 --          --
  Expired/rescinded                 (4,811,000)       0.250-0.500       0.280
                                    ----------        -----------       -----

Balance-December 31, 1999              250,000        0.250-0.500       0.320

  Rescinded                            (50,000)             0.360       0.360
                                    ----------        -----------       -----

Balance-December 31, 2000              200,000        0.250-0.375       0.313
                                    ==========        ===========       =====

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 8. COMMON STOCK (Cont'd.):

STOCK OPTIONS/WARRANTS:

The status of all options and warrants outstanding at December 31, 2000 is summarized as follows:

                                                          Weighted Average
Range Of                                                     Remaining                Weighted Average
Exercise Prices                Shares                     Contractual Life             Exercise Price
---------------                ------                     ----------------             --------------
                                                    (In Years)

    $0.250                        100,000                     0.01                         $  0.250
     0.375                        100,000                     0.36                            0.375
                             ------------                     ----                         --------

                                  200,000                     0.36                         $  0.313
                             ============                     ====                         ========


NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION:

CASH TRANSACTIONS:

During the years ended December 31, 2000, 1999 and 1998, the Company paid cash in each year for interest expense in the amount of $-0-, $338 and $1,897, respectively.

During the years ended December 31, 2000, 1999 and 1998, the Company paid cash for corporate income tax payments in each year in the amount of $2,047, $2,753 and $3,534, respectively.

NON-CASH TRANSACTIONS:

During the year ended December 31, 1998, the company issued 1,275,000 shares of its $.05 par value common stock in exchange for consulting services valued at $1,275,000 (Note 10).

During the year ended December 31, 1998, the Company converted $50,000 of its convertible notes payable and accrued interest into 200,000 shares of its $.05 par value common stock at $.25 per share.

During the year ended December 31, 1998, in conjunction with the exercising of stock options at $.25 per share, the Company issued 30,000 shares of its $.05 par value common stock to an employee, in exchange for a note receivable in the amount of $7,500.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10. NON-MONETARY TRANSACTIONS:

During the year ended December 31, 1999, the Company issued 1,275,000 shares of its $.05 par value common stock, with an approximate market value of $1,275,000 at the date of issuance, in exchange for certain consulting services which were recorded as an operating expense on the financial statements. The common stock was issued for consulting services related to developing business opportunities in Asia (1,000,000 shares) and for development of other general business opportunities (275,000 shares).

NOTE 11. 401(k) SAVINGS PLAN:

In March 2000, the Company adopted a 401(k) savings Plan that covers all employees of the Company. The Plan is effective March 1, 2000. Contributions to the Plan may be made by all eligible employees up to fifteen percent of their salary. The Company will match twenty-five percent of the employee's contribution up to four percent of each employees base salary.

For  the  years  ended  December  31,  2000  and  1999,  the  Company   incurred
contribution expense of approximately $11,000 and $7,000, respectively, related to this Plan.

NOTE 12. INCOME TAXES:

The components of the deferred tax asset and liability are as follows:

                                                         2000           1999
                                                         ----           ----
                                                      Noncurrent     Noncurrent

Total deferred tax asset                             $ 1,344,000    $ 1,287,000
Total deferred tax liability                            (278,000)      (297,000)
Valuation allowance                                   (1,066,000)      (990,000)
                                                     -----------    -----------

Net deferred tax asset (liability)                   $      --      $      --
                                                     ===========    ===========

The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                   2000        1999        1998
                                               --------    --------    --------

Current tax expense                            $  2,047    $  1,329    $  3,681
Deferred tax expense                             19,000      12,000      55,000
Benefit of net operating loss carryforwards     (19,000)    (12,000)    (55,000)
Net change in valuation allowance                  --          --          --
                                               --------    --------    --------

Total                                          $  2,047    $  1,329    $  3,681
                                               ========    ========    ========

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12. INCOME TAXES Cont'd.):

Reconciliations of the differences between income taxes computed at Federal statutory rates and consolidated provisions for income taxes are as follows:

                                                      2000        1999      1999
                                                  --------    --------    ------

Income taxes computed at Federal statutory
 tax rate                                         $ 35,500    $ 25,669    $ --
Income tax benefit of capitalized costs
 deducted for tax purposes                         (35,500)    (25,669)     --
Surtax exemption                                      --          --        --
State tax provisions (benefit)                       2,047       1,329     3,681
Benefit of operating loss carryforwards               --          --        --
                                                  --------    --------    ------

Provision (benefit) for income taxes              $  2,047    $  1,329    $3,681
                                                  ========    ========    ======

As of December  31,  2000,  the Company has a net  operating  loss  carryforward
available   for  Federal  and  State  income  tax  purposes  in  the  amount  of approximately $4,700,000, expiring from 2002 through 2020.

NOTE 13. COMPUTATION OF EARNINGS PER SHARE:

The following data show the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.

                                                   2000            1999            1998
                                              ------------    ------------    ------------
Loss available to common
 stockholders used in basic EPS               $   (856,215)   $   (997,784)   $ (1,114,521)

Interest expense - Convertible note payable           --              --               625
                                              ------------    ------------    ------------

Loss available to common
 stockholders after assumed
 conversions of dilutive securities           $   (856,215)   $   (997,784)   $ (1,113,896)
                                              ============    ============    ============

Weighted average number of common
 shares used in basic EPS                       19,396,652      18,646,652      17,002,134

Effect of dilutive securities
  Stock options/warrants                           225,000       3,764,593       3,986,395
  Convertible notes payable                           --              --           102,189
                                              ------------    ------------    ------------

Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS               19,621,652      22,411,245      21,090,718
                                              ============    ============    ============

For 2000, 1999 and 1998, the effect of dilutive securities were not included in computing EPS because their effects are anti-dilutive.