Form 10QSB
period 2001-03-31
EGAN SYSTEMS INC
filed 2001-05-25
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended March 31, 2001

    [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT




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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ___.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


Date                                Class                  Shares Outstanding
----                                -----                  ------------------
05/23/01                         Common Stock                  19,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS


                                                                        Page No.




PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    March 31, 2001 (unaudited) and December 31, 2000                        1

   Condensed consolidated statements of operations (unaudited) for the
    three months ended March 31, 2001 and 2000                              2

   Condensed consolidated statements of cash flows (unaudited) for the
    three months ended March 31, 2001 and 2000                              3

   Notes to condensed consolidated financial statements (unaudited)       4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                 8


SIGNATURES                                                                  9


EXHIBITS                                                                   10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,     December 31,
ASSETS                                                       2001           2000
                                                          -----------    -----------
                                                          (Unaudited)
Current Assets
  Cash                                                    $     9,923    $    12,688
  Accounts receivable                                          31,902         77,937
  Inventory                                                     4,110          6,415
  Prepaid expenses and other current assets                     5,542          5,543
                                                          -----------    -----------
      Total Current Assets                                     51,477        102,583
                                                          -----------    -----------

Property and Equipment - net                                  122,969        137,969
                                                          -----------    -----------

Other Assets
  Computer software development costs - net                   508,218        545,863
  Security deposits                                             3,126          3,126
                                                          -----------    -----------
      Total Other Assets                                      511,344        548,989
                                                          -----------    -----------

      Total Assets                                        $   685,790    $   789,541
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Account payable                                          $   175,917    $   175,917
 Accrued expenses and other current liabilities                97,654        121,341
                                                          -----------    -----------

      Total Current Liabilities                               273,571        297,258
                                                          -----------    -----------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding, 19,646,652
  in 2000 and 2001                                            982,333        982,333
 Additional paid-in capital                                 4,827,201      4,827,201
 Deficit                                                   (5,034,815)    (4,954,751)
                                                          -----------    -----------
                                                              774,719        854,783
 Notes receivable - stock purchase                           (362,500)      (362,500)
                                                          -----------    -----------
      Total Stockholders' Equity                              412,219        492,283
                                                          -----------    -----------

      Total Liabilities and Stockholders' Equity          $   685,790    $   789,541
                                                          ===========    ===========

The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.


See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2001             2000
                                                     ---------        ---------


Net sales                                            $ 151,957        $ 242,326
                                                     ---------        ---------



Cost and expenses:
  Cost of goods sold                                     4,638           13,471
  Research and development costs                        32,609           63,442
  Selling, shipping,
   general and administrative                           83,419          162,423
  Interest income                                         --             (4,438)
  Royalties                                              5,000           16,366
  Promotion and advertising                               --              3,941
  Depreciation and amortization                        106,355          111,215
                                                     ---------        ---------

                                                       232,021          366,420
                                                     ---------        ---------


Net loss                                             $ (80,064)       $(124,094)
                                                     =========        =========

Net loss per common share:

  Basic and fully diluted                            $  (0.004)       $  (0.007)
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------


Net cash provided by operating activities              $   50,944    $    4,755
                                                       ----------    ----------



Cash flows from investing activities:
  Purchase of property and equipment                         --          (2,065)
  Computer software development costs                     (53,709)      (93,395)
                                                       ----------    ----------


        Net cash used in investing activities             (53,709)      (95,460)
                                                       ----------    ----------


Net decrease in cash                                       (2,765)      (90,705)


Cash - beginning of period                                 12,688       449,990
                                                       ----------    ----------


Cash - end of period                                   $    9,923    $  359,285
                                                       ==========    ==========


Supplemental cash flows information:

Taxes paid                                             $      629    $    2,047
                                                       ==========    ==========





See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of March 31, 2001 and the results of their operations and cash flows for the three months ended March 31, 2001 and 2000.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 19,646,652 and 18,813,319 in 2001 and 2000, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 19,746,652 and 19,013,319 in 2001 and 2000, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 2001 and 2000 because they are anti-dilutive.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for interim reporting under Form 10-QSB have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the three months ended March 31, 2001 and 2000, accumulated amortization amounted to approximately $1,890,000 and $1,265,000, and amortization of computer software development costs charged to operations was approximately $91,000 and $97,000, respectively.

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

For the three months ended March 31, 2001 and 2000, the Company incurred contribution expense of approximately $1,000 related to this plan.

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

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000:

NET SALES:

For the three months ended March 31, 2001 and 2000, total revenue approximated $152,000 and $242,000, respectively. Revenue has declined for the three months ended March 31, 2001 versus the same period in the prior year due to the current poor climate in the economy for technology spending by customers. The Company expects increases in technology spending in future periods by customers to benefit the Company.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the three months ended March 31, 2001 and 2000 were approximately $5,000 and $13,000 and gross profit percents were approximately 97% and 95%, respectively. The high gross profit margins in 2001 and 2000 result from sales of the Company's software products which have limited direct costs attributed to them.

Research and development costs were approximately $33,000 and $63,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease is due to the Company reducing the number of employees and expenditures related to research and development in 2001 in conjunction with the reduction in revenues. The Company continues to expend significant amounts of its funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the three months ended March 31, 2001 and 2000 were approximately $83,000 and $162,000 respectively. The capitalization of computer software development costs for the three months ended March 31, 2001 and 2000 reduced SG&A expenses by approximately $54,000 and $93,000 respectively. The decrease in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.

INTEREST INCOME:

Interest income for the three months ended March 31, 2001 and 2000, was approximately $0 and $4,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 was approximately $106,000 and $111,000, respectively. Management is currently amortizing capitalized computer software costs over a two year period.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Cont'd):


LIQUIDITY:

As of March 31, 2001, the Company's net cash provided by operations was approximately $51,000 and is substantially comprised of net loss of $(80,000), a reduction of accounts receivable of $46,000, a decrease in accrued expenses of $(25,000) and depreciation and amortization of $91,000. This compares to the three months ended December 31, 2000 where net cash provided by operations was approximately $5,000 and was substantially comprised of a net loss of
$(124,000), depreciation and amortization of $111,000 and a reduction in accounts receivable of $24,000.

Net cash used in investing activities during the three months ended March 31, 2001 and 2000 was approximately ($54,000) and ($95,000), respectively. This was attributed to purchases of new computer hardware and software of approximately $0 and $(2,000) to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $(54,000) and $(93,000) for the three months ended March 31, 2001 and 2000, respectively.

Management believes that the Company has sufficient cash resources to meet its expected cash needs in the present fiscal year. Management does not anticipate additional large capital expenditures in the current year except as discussed above. At present the Company does not maintain a line of credit facility with a lending institution.

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

               (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

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



                                                EGAN SYSTEMS, INC.
                                                ----------------------------
                                                (Registrant)






                                                /s/Edward J. Egan
                                                ----------------------------
                                                Edward J. Egan (President
                                                And Chief Financial Officer)
                                                And Chief Financial Officer)



Date: 05/23/01