Form 10QSB
period 2001-06-30
EGAN SYSTEMS INC
filed 2001-08-13
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

_X_              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 2001

___        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


Date                       Class                            Shares Outstanding
----                       -----                            ------------------

08/06/01                Common Stock                            19,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                        Page No.


PART I. FINANCIAL INFORMATION


  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    June 30, 2001 (unaudited) and December 31, 2000                         1

   Condensed consolidated statements of operations (unaudited) for the
    Six months ended June 30, 2001 and 2000                                 2

   Condensed consolidated statements of cash flows (unaudited) for the
    Six months ended June 30, 2001 and 2000                                 3

   Notes to condensed consolidated financial statements (unaudited)       4 - 5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            6 - 7


PART II - OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                 8


SIGNATURES                                                                  9


EXHIBITS                                                                   10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             June 30,     December 31,
ASSETS                                                        2001           2000
                                                          ------------    -----------
                                                          (Unaudited)
     Current Assets
       Cash                                                $    22,038    $    12,688
       Accounts receivable                                      26,281         77,937
       Inventory                                                 7,415          6,415
       Prepaid expenses and other current assets                 5,542          5,543
                                                           -----------    -----------
           Total Current Assets                                 61,276        102,583
                                                           -----------    -----------

     Property and Equipment - net                              107,969        137,969
                                                           -----------    -----------

     Other Assets
       Computer software development costs - net               433,020        545,863
       Security deposits                                         3,126          3,126
                                                           -----------    -----------
           Total Other Assets                                  436,146        548,989
                                                           -----------    -----------

           Total Assets                                    $   605,391    $   789,541
                                                           ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
      Account payable                                      $   175,917    $   175,917
      Accrued expenses and other current liabilities            94,385        121,341
                                                           -----------    -----------

           Total Current Liabilities                           270,302        297,258
                                                           -----------    -----------

     Stockholders' Equity
      Common stock - $.05 par value, shares authorized -
       30,000,000 shares, issued
       and outstanding, 19,646,652
       in 2000 and 2001                                        982,333        982,333
      Additional paid-in capital                             4,827,201      4,827,201
      Deficit                                               (5,111,945)    (4,954,751)
                                                           -----------    -----------
                                                               697,589        854,783
      Notes receivable - stock purchase                       (362,500)      (362,500)
                                                           -----------    -----------
           Total Stockholders' Equity                          335,089        492,283
                                                           -----------    -----------

           Total Liabilities and Stockholders' Equity      $   605,391    $   789,541
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Three Months Ended        Six Months Ended
                                            June 30,                  June 30,
                                       -------------------       -----------------
                                       2001         2000         2001         2000
                                       ----         ----         ----         ----

Net sales                           $ 135,726    $ 158,888    $ 287,683    $ 401,214
                                    ---------    ---------    ---------    ---------

Cost and expenses:
  Cost of goods sold                    3,550       (4,186)       8,188        9,285
  Research and development costs       25,016       53,589       57,625      117,031
  Selling, shipping,
   general and administrative          48,384      162,467      131,803      324,891
  Interest income                          --       (4,120)          --       (8,558)
  Royalties                             5,000        6,200       10,000       22,566
  Promotion and advertising                --           --           --        3,941
  Depreciation and amortization       130,906      111,215      237,261      222,430
                                    ---------    ---------    ---------    ---------

                                      212,856      325,165      444,877      691,586
                                    ---------    ---------    ---------    ---------

Net loss                            $ (77,130)   $(166,277)   $(157,194)   $(290,372)
                                    =========    =========    =========    =========

Net loss per common share:

  Basic and fully diluted           $  (0.004)   $  (0.008)   $  (0.008)   $  (0.015)
                                    =========    =========    =========    =========

  Cash dividends per common share        None         None         None         None
                                    =========    =========    =========    =========

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                          2001           2000
                                                          ----           ----


Net cash provided by operating activities              $ 103,768      $   6,228
                                                       ---------      ---------


Cash flows from investing activities:
  Purchase of property and equipment                          --         (3,624)
  Computer software development costs                    (94,418)      (186,812)
                                                       ---------      ---------


        Net cash used in investing activities            (94,418)      (190,436)
                                                       ---------      ---------


Net increase (decrease) in cash                            9,350       (184,208)

Cash - beginning of period                                12,688        449,990
                                                       ---------      ---------


Cash - end of period                                   $  22,038      $ 265,782
                                                       =========      =========


Supplemental cash flows information:

Taxes paid                                             $     730      $   2,047
                                                       =========      =========


See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of June 30, 2001 and the results of their operations and cash flows for the six months ended June 30, 2001 and 2000.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 19,646,652 and 19,233,575 in 2001 and 2000, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 19,718,652 and 19,423,575 in 2001 and 2000, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 2001 and 2000 because they are anti-dilutive.

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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.


NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the six months ended June 30, 2001 and 2000, accumulated amortization amounted to approximately $2,006,000 and $1,363,000, and amortization of computer software development costs charged to operations was approximately $207,000 and $195,000, respectively.


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

For the six months ended June 30, 2001 and 2000, the Company incurred contribution expense of approximately $1,000 related to this plan.


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

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000:

NET SALES:

For the six months ended June 30, 2001 and 2000, total revenue approximated $288,000 and $401,000, respectively. Revenue has declined for the six months ended June 30, 2001 versus the same period in the prior year due to the current poor climate in the economy for technology spending by customers. The Company expects increases in technology spending in future periods by customers to benefit the Company.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.


COST AND EXPENSES:

Cost of goods sold for the six months ended June 30, 2001 and 2000 were approximately $8,000 and $9,000 and gross profit percents were approximately 97% and 98%, respectively. The high gross profit margins in 2001 and 2000 result from sales of the Company's software products which have limited direct costs attributed to them.

Research and development costs were approximately $58,000 and $117,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease is due to the reduction of employees and expenditures related to research and development in 2001 in conjunction with the reduction in revenues. The Company continues to expend funds developing new software and to remain competitive in its specific field of expertise. The Company has engaged outside consultants in the third quarter of 2001 to continue these research and development projects.

Selling, shipping and general and administrative expenses (SG&A) for the six months ended June 30, 2001 and 2000 were approximately $132,000 and $325,000 respectively. The capitalization of computer software development costs for the six months ended June 30, 2001 and 2000 reduced SG&A expenses by approximately $94,000 and $187,000 respectively. The decrease in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.


INTEREST INCOME:

Interest income for the six months ended June 30, 2001 and 2000, was approximately $-0- and $8,600, respectively, and was related to cash invested by the Company in short-term financial instruments.


DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 was approximately $237,000 and $222,000, respectively. Management is currently amortizing capitalized computer software costs over a two year period.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Cont'd):

LIQUIDITY:

As of June 30, 2001, the Company's net cash provided by operations was approximately $104,000 and is substantially comprised of net loss of $(157,000), a reduction of accounts receivable of $52,000, a decrease in accrued expenses of $(29,000) and depreciation and amortization of $237,000. This compares to the six months ended June 30, 2000 where net cash provided by operations was approximately $6,000 and was substantially comprised of a net loss of
$(290,000), depreciation and amortization of $222,000 and a reduction in accounts receivable of $64,000.

Net cash used in investing activities during the six months ended June 30, 2001 and 2000 was approximately ($94,000) and ($190,000), respectively. This was attributed to purchases of new computer hardware and software of approximately $0 and $(4,000) to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $(94,000) and $(186,000) for the six months ended June 30, 2001 and 2000, respectively.

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

     (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

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



Date: 08/06/01
      ----------------