Form 10QSB
period 2001-09-30
EGAN SYSTEMS INC
filed 2001-11-14
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 30, 2001

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


            4904 Waters Edge Drive, Suite 160, Raleigh, N.C., 27604
                    (Address of principal executive offices)


(919) 851 - 2239
Registrant's telephone number


1501 Lincoln Ave. Holbrook, New York 27604
(Former name, former address and former fiscal year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:


  Date                      Class                       Shares Outstanding

10/31/01                Common Stock                        19,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS


                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1.  Financial statements

    Condensed consolidated balance sheets as of
      September 30, 2001 (unaudited) and December 31, 2000                   1

    Condensed consolidated statements of operations (unaudited) for the
      Nine months ended September 30, 2001 and 2000                          2

    Condensed consolidated statements of cash flows (unaudited) for the
      Nine months ended September 30, 2001 and 2000                          3

    Notes to condensed consolidated financial statements (unaudited)       4 - 5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6 - 7


PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                  8


SIGNATURES                                                                   9


EXHIBITS                                                                    10

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30,        December 31,
                                                                     2001                2000
                                                                 -----------         -----------
                                                                 (Unaudited)
ASSETS
Current Assets
  Cash                                                           $    16,877         $    12,688
  Accounts receivable                                                 30,928              77,937
  Inventory                                                            8,165               6,415
  Prepaid expenses and other current assets                            5,542               5,543
                                                                 -----------         -----------
      Total Current Assets                                            61,512             102,583
                                                                 -----------         -----------
Property and Equipment - net                                          92,969             137,969
                                                                 -----------         -----------

Other Assets
  Computer software development costs - net                          341,907             545,863
  Security deposits                                                    3,126               3,126
                                                                 -----------         -----------
      Total Other Assets                                             345,034             548,989
                                                                 -----------         -----------
      Total Assets                                               $   499,515         $   789,541
                                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Account payable                                                $   175,917         $   175,917
  Accrued expenses and other current liabilities                      74,804             121,341
                                                                 -----------         -----------
      Total Current Liabilities                                      250,721             297,258
                                                                 -----------         -----------

Stockholders' Equity
  Common stock - $.05 par value, shares authorized -
    30,000,000 shares, issued and outstanding, 19,646,652
    in 2000 and 2001                                                 982,333             982,333
  Additional paid-in capital                                       4,827,201           4,827,201
  Deficit                                                         (5,198,240)         (4,954,751)
                                                                 -----------         -----------
                                                                     611,294             854,783
  Notes receivable - stock purchase                                 (362,500)           (362,500)
                                                                 -----------         -----------
      Total Stockholders' Equity                                     248,794             492,283
                                                                 -----------         -----------
      Total Liabilities and Stockholders' Equity                 $   499,515         $   789,541
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended                       Nine Months Ended
                                                  September 30                            September 30,
                                         -------------------------------         -------------------------------
                                             2001                2000                2001                2000
                                         -----------         -----------         -----------         -----------
Net product sales                        $   114,993         $   164,560         $   402,676         $   565,774
Custom  service income                          --                68,734                --                68,734
                                         -----------         -----------         -----------         -----------
                                             114,993             233,294             402,676             634,508
                                         -----------         -----------         -----------         -----------
Cost and expenses:
  Cost of goods sold                           1,325              27,326               9,513              36,611
  Research and development costs              14,920              67,488              72,545             184,519
  Selling, shipping,
    general and administrative                56,214             167,536             188,017             492,427
  Interest income                               --                (3,713)               --               (12,271)
  Royalties                                     --                 3,015              10,000              25,581
  Promotion and advertising                     --                  --                  --                 3,941
  Depreciation and amortization              128,829             111,215             366,090             333,645
                                         -----------         -----------         -----------         -----------
                                             201,288             372,867             646,165           1,064,453
                                         -----------         -----------         -----------         -----------

Net loss                                 $   (86,295)        $  (139,573)        $  (243,489)        $  (429,945)
                                         ===========         ===========         ===========         ===========

Net loss per common share:

  Basic and fully diluted                $    (0.004)        $    (0.007)        $    (0.012)        $    (0.022)
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                      2001              2000
                                                   ---------         ---------
Net cash provided by (used in)
  operation activities                             $ 121,323         $ (75,955)
                                                   ---------         ---------

Cash flows from investing activities:
  Purchase of property and equipment                    --              (6,893)
  Computer software development costs               (117,134)         (276,330)
                                                   ---------         ---------

      Net cash used in investing activities         (117,134)         (283,224)
                                                   ---------         ---------

Net increase (decrease) in cash                        4,189          (359,179)

Cash - beginning of period                            12,688           449,990
                                                   ---------         ---------

Cash - end of period                               $  16,877         $  90,811
                                                   =========         =========

Supplemental cash flows information:

Taxes paid                                         $     955         $   2,047
                                                   =========         =========


See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of September 30, 2001 and the results of their operations and cash flows for the nine months ended September 30, 2001 and 2000.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 19,646,652 and 19,368,874 in 2001 and 2000, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 19,646,652 and 19,368,874 in 2001 and 2000, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 2001 and 2000 because they are anti-dilutive.

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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2. COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at three years. As of and for the nine months ended September 30, 2001 and 2000, accumulated amortization amounted to approximately $2,120,000 and $1,460,000, and amortization of computer software development costs charged to operations was approximately $321,000 and $292,000, respectively.

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

For the nine months ended September 30, 2001 and 2000, the Company incurred contribution expense of approximately $3,000 and $6,000, respectively, related to this plan.

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

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:


RECENT EVENTS:

In September 2001, the Company's Chairman Mr. Edward Egan passed away. At this time, the Company's current management does not plan to change the strategic direction of the Company.

NET SALES:

For the nine months ended September 30, 2001 and 2000, total revenue approximated $403,000 and $635,000, respectively. Revenue has declined for the nine months ended September 30, 2001 versus the same period in the prior year due to the current poor climate in the economy for technology spending by customers. The Company expects increases in technology spending by customers in future periods to benefit the Company.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the nine months ended September 30, 2001 and 2000 were approximately $10,000 and $37,000 and gross profit percents were approximately 97% and 94%, respectively. The higher gross profit margin in 2001 versus 2000 results from sales of the Company's software products which have limited direct costs attributed to them and custom service income in 2000 which involves higher direct costs.

Research and development costs were approximately $73,000 and $185,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is due to the reduction of employees and expenditures related to research and development in 2001 in conjunction with the reduction in revenues. The Company continues to expend funds developing new software and to remain competitive in its specific field of expertise. The Company has engaged outside consultants in 2001 to continue these research and development projects.

Selling, shipping and general and administrative expenses (SG&A) for the nine months ended September 30, 2001 and 2000 were approximately $188,000 and $492,000 respectively. The capitalization of computer software development costs for the nine months ended September 30, 2001 and 2000 reduced SG&A expenses by approximately $117,000 and $276,000 respectively. The decrease in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.

INTEREST INCOME:

Interest income for the nine months ended September 30, 2001 and 2000, was approximately $-0- and $12,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 was approximately $366,000 and $334,000, respectively. Management is currently amortizing capitalized computer software costs over a two year period.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Cont'd):


LIQUIDITY:

As of September 30, 2001, the Company's net cash provided by operations was approximately $121,000 and is substantially comprised of net loss of $(243,000), a reduction of accounts receivable of $47,000, a decrease in accrued expenses of $(46,000) and depreciation and amortization of $366,000. This compares to the nine months ended September 30, 2000 where net cash provided by operations was approximately $(76,000) and was substantially comprised of a net loss of $(430,000) and depreciation and amortization of $334,000.

Net cash used in investing activities during the nine months ended September 30, 2001 and 2000 was approximately ($117,000) and ($283,000), respectively. This was attributed to purchases of new computer hardware and software of approximately $0 and $(7,000) to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $(117,000) and $(276,000) for the nine months ended September 30, 2001 and 2000, respectively.

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

     (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                        EGAN SYSTEMS, INC.
                                        (Registrant)


                                        /s/  Ralph Jordan
                                        ---------------------------------
                                        Ralph Jordan (President)


Date: 10/31/01