Form 10KSB
period 2001-12-31
EGAN SYSTEMS INC
filed 2002-03-21
CIK 763846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB
                          Annual or Transitional Report
(Mark One)
   (X)           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
   ( )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number 2-95836-NY

                               EGAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

         Delaware                                         13-3250816
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

4904 Waters Edge Drive, Suite 160, Suite 160, Raleigh, NC              27606
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (919) 851-2239

                                   ----------

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer(1)filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
        ---   ---

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Revenues for the most recent fiscal year were $557,927.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 2002 based upon the average bid and asked prices of such stock on that date was $160,827.

The number of shares of the registrant's Common Stock outstanding as of March 5, 2002 was 19,646,652.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     PART I

ITEM 1-BUSINESS

General

Egan Systems, Inc. (the Company) was incorporated under the laws of the state of Delaware in 1987. In late 1987, the Company acquired ENVYR Corporation as a wholly owned subsidiary.

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

Much of the Company's existing business is with firms who at one time or another enjoyed a relationship with Data General Corp. (D.G.) and employed one or more versions of D.G.'s COBOL products. In providing an alternative to D.G.'s proprietary products the Company was able to gain customers that had been D.G.'s but also, by the quality of Egan's product offerings, to make D.G. both a distributor of one of the Company's products, Interactive COBOL, and in December of 1996 to become an Accredited Service Provider to D.G. for the Company's VX COBOL product.

Products

In 1998, the Company introduced upgraded Year 2001 compliant versions of its existing COBOL languages which are available and necessary for users of these dialects worldwide. Many existing customers, with current licenses, have received these upgrades at no charge but other, first time customers, have had to purchase them. The growth in new customers increased in 1999. Additionally, support for the increasingly popular Linux operating system was added.

Sales of the services were strong through the first half of 1999 and then inexplicably fell off. Several opportunities to bid Y-2K or Migration contracts appeared but none were awarded. The flow of referral business from D.G. was interrupted when EMC announced their intention to purchase D.G. and then proceeded to do so in the 4th Quarter of 1999. The anticipated restructuring appears to have de-focused elements of the D.G. Sales force with whom Egan enjoyed a co-operative arrangement. Since the completion of this purchase and the resultant closure of almost all of D.G.'s offices throughout the world, the flow of referral business has gone to zero. Now D.G. customers must find Egan on their own.

In late 2000, the Company introduced an upgraded version of its ICOBOL product, ICOBOL 3. This version was the first version to move away from the D.G. type architecture. This next generation product offers substantially more features than ICOBOL 2 as well as vastly larger program sizes. ICOBOL 3 will allow the Company to attack other COBOL dialects and to more fully compete with other COBOL vendors. ICOBOL 3 is the underlying language on which the Company's attempt to substantially broaden its market is based. In mid-2001, a GUI-based Integrated Development Environment (ICIDE) was added to the ICOBOL

3 Windows platform. Based on the Company's existing compiler technology and incorporating aspects of the G-2K tool suite as well as a GUI editor, developers who chose ICOBOL 3 with the ICIDE will experience a substantial productivity gain in a user friendly graphical environment. Many of these users will no longer be required to go out and purchase additional tools from other vendors for their developers resulting in substantial savings. The Company expects this to further encourage migration from its older ICOBOL 2 to its ICOBOL 3 version. There is an upgrade fee involved in moving from ICOBOL 2 to ICOBOL 3 and 2001 has seen some growth in this area. Still, over 70% of the installed ICOBOL systems are running ICOBOL 2 and it is anticipated that 2002 will see much more growth in upgrades as these customers upgrade their systems.

Also in 2001, the Company continued to increase its Linux support by offering support for both the older more stable Linux kernel and the newer Linux kernel with its enhanced features. As more UNIX hardware vendors move to increase their offerings of Linux on their platforms, the Company is trying to be positioned to offer its products and services on those offerings.

New Products

The Company introduced its cgiCOBOL product in the first quarter of 2000. This COBOL language product allows both the Company's existing customers and users of certain other COBOL dialects to create Internet web server solutions using existing COBOL software and permits the estimated 3 million COBOL programmers worldwide to create web sites without the need to learn a new, web specific language. cgiCOBOL is available for Linux and Windows NT servers as well as other popular Unix operating systems. In the second Quarter of 2000, Egan received a contract to web enable one of its customer's programs by employing cgiCOBOL. cgiCOBOL has provided the Company with a number of new leads in 2001.

In addition in Q2 of 2001, the Company, in cooperation with its GUI-partner, introduced a ThinClient version of its runtime product. This product allows increased Internet and WAN use of the Company's products with a much decreased cost of ownership and support for the customers since the majority of the software is server-based.

Released in Beta format in the 1st Quarter of 2002, is a newer version of ICOBOL 3 that provides R/M COBOL compatibility. With this addition, the Company hopes to win new customers who are currently using other COBOL dialects that provide R/M COBOL compatibility.

Joint Venture

The Joint Venture entered into with Shenzhen China based Intermost Corp. resulted in no Year 2001 related business, nor in any business at all. The Company has written off and/or expensed all investments in the venture.

Analysis of Customers

The Company has always focused its sales on current or prior users of D.G. hardware and software and most particularly on a category of customer known as a reseller or VAR. Resellers create programs which are sold, modified, improved and sold again. Beginning in 2002 with the release of the ICOBOL 3 product version with R/M compatibility the Company will focus more of its sales effort to resellers running other COBOL dialects to allow it to broaden and grow its customer base. In general resellers purchase multiple copies of COBOL every year and require a level of ongoing support that decreases with time, a consideration of some importance given the need to devote valuable programmer skills to new products and features. The Company deals directly with approximately 118 resellers and indirectly through distribution with another 80.

In 2001, sales to three customers comprised approximately 30% of the Company's sales. One of these customers accounted for approximately 17% of sales and functions as a distributor for the Company. Other than those three, no customer provided more than 5% of the Company's sales.

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

Intellectual Property

All of the Company's products and source codes are protected by copyright. Furthermore all delivered executable code for MS-DOS, Novell, Windows and the various Unix versions that execute on systems employing Unix is protected from illicit duplication by the requirement for the presence of a unique mechanical security device available only from the Company.

Research and Development Expenditures

For the years ended December 31, 2001 and 2000, research and development expenditures amounted to approximately $242,000 and $620,000, of which approximately $143,000 and $374,000 was capitalized as of December 31, 2001 and 2000, respectively.

Employees

At the end of 2001, Egan Systems has 2 full time employees, 1 of which is engaged in software development or support and 1 involved in sales, administration and support. The Company has also engaged outside contractors to enhance the Company's software development activities.

ITEM 2-PROPERTIES

The Company occupies part of a building at 4904 Waters Edge Drive, Raleigh, North Carolina containing 2,000 square feet used for sales, administration and research and product development. The lease expires December 31, 2002, and requires future minimum payments of approximately $27,000. During the year ended December 31, 2001, the Company paid approximately $45,000 for the rental of properties.

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

Calendar Years                                Bid Prices

         2001                       High                      Low
         ----                       ----                      ---
First Quarter                       $0.05                    $0.04
Second Quarter                      $0.04                    $0.02
Third Quarter                       $0.02                    $0.01
Fourth Quarter                      $0.01                    $0.01

         2000
         ----
First Quarter                       $0.47                    $0.10
Second Quarter                      $0.47                    $0.12
Third Quarter                       $0.30                    $0.10
Fourth Quarter                      $0.12                    $0.05

On March 5, 2002, the high bid and asked quotations for the Company's Common Stock were $0.010 and $0.010 per share, respectively.

The Company believes that on December 31, 2001, there were approximately 850 shareholders of record of the Company's stock.

The Company has not paid any dividends on its Common Stock and has determined, for the foreseeable future, to retain earnings, if any, to fund additional development and to take advantage of any opportunities that might become apparent.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2001 AND 2000

RECENT EVENTS:

In September 2001, the Company's Chairman Mr. Edward Egan passed away. At this time, the Company's current management does not plan to change the strategic direction of the Company.

NET SALES:

For the years ended December 31, 2001 and 2000, total revenue approximated $558,000 and $771,000, respectively. Revenue has declined for the years ended December 31, 2001 versus the same period in the prior year due to the current poor climate in the economy for technology spending by customers. In addition, the Company performed no custom service work for customers in 2001 versus approximately $133,000 in custom service revenue for the prior year. The Company expects increases in technology spending by customers in future periods to benefit the Company.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the years ended December 31, 2001 and 2000 were approximately $26,000 and $42,000 and gross profit percents were approximately 95% and 93%, respectively. The higher gross profit margin in 2001 versus 2000 results from the Company's product mix whereby software products have limited direct costs attributed to them versus custom service income which involves higher direct costs.

Research and development costs were approximately $99,000 and $246,000 for the years ended December 31, 2001 and 2000, respectively. The decrease is due to the reduction of employees and expenditures related to research and development in 2001 in conjunction with the reduction in revenues. The Company continues to expend funds developing new software and to remain competitive in its specific field of expertise. The Company has engaged outside consultants and has expended approximately $12,000 in 2001 to facilitate these research and development projects.

Selling, shipping and general and administrative expenses (SG&A) for the years ended December 31, 2001 and 2000 were approximately $370,000 and $873,000 respectively. The capitalization of computer software development costs for the years ended December 31, 2001 and 2000 reduced SG&A expenses by approximately $143,000 and $374,000 respectively. The decrease in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2001 AND 2000 (Cont'd)

INTEREST INCOME:

Interest income for the years ended December 31, 2001 and 2000, was approximately $-0- and $12,000, respectively, and was related to cash invested by the Company in short-term financial instruments.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was approximately $496,000 and $689,000, respectively. The decline in depreciation and amortization expense in the current year is due to the decline in amortization expense related to the decline in capitalized computer software development costs. Management is currently amortizing capitalized computer software costs over a two year period.

LIQUIDITY:

As of December 31, 2001, the Company's net cash provided by operations was approximately $141,000 and is substantially comprised of the net loss of $(344,000), a reduction of accounts receivable of $36,000, a decrease in accrued expenses of $(59,000) and depreciation and amortization of $496,000. This compares to the years ended December 31, 2000 where net cash used in operations was approximately $(56,000) and was substantially comprised of a net loss of $(856,000), an increase in accrued expenses $71,000 and depreciation and amortization of $689,000.

Net cash used in investing activities during the years ended December 31, 2001 and 2000 was approximately ($143,000) and ($381,000), respectively. This was attributed to purchases of new computer hardware and software of approximately $0 and $(7,000) to support the Company's ongoing research and development activities and to the capitalization of computer software development costs of $(143,000) and $(374,000) for the years ended December 31, 2001 and 2000, respectively.

Management believes that the Company has sufficient cash resources to meet its expected cash needs in the present fiscal year. Management does not anticipate additional large capital expenditures in the current year except for the ongoing research and development activities discussed above. At present the Company does not maintain a line of credit facility with a lending institution.

INFLATION AND SEASONALITY:

The Company does not anticipate inflation will be significantly impact its business. The Company does not believe its business is subject to fluctuations due to seasonality.

ITEM 7-FINANCIAL STATEMENTS

The financial statements are presented on F1 through F14.

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Company are as follows:

Name                    Age           Position
----                    ---           --------
Ralph Jordan            48            President/Secretary of Egan Systems, Inc.,
                                      President of Envyr Corp. Subsidiary,
                                      Director

Jack Laskin             73            Director

Ralph Jordan became the President of Egan Systems, Inc. upon the death of Edward
J. Egan in September 2001. Mr. Jordan became a Director of the Company when the Company acquired Envyr Corp., of which Mr. Jordan was President, in December of 1987. Mr. Jordan left Data General Corp. where he had headed the Languages Department, in November of 1986 to found Envyr Corp. Mr. Jordan is still President of the Company's Envyr subsidiary.

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

                                    PART III


ITEM 10-EXECUTIVE COMPENSATION

Compensation of Edward J. Egan for the year ended December 31, 2001 amounted to approximately $90,000. Compensation of Ralph Jordan for the year ended December 31, 2001 amounted to approximately $122,000.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class            Name                             Number of         Percent
of Shares        of Beneficial Owner             Shares Owned      Of Class
---------        -------------------             ------------      --------

Common           Nancy Egan                        1,542,000         8.3%

Common           Ralph Jordan                        500,000         2.7%

Common           Jack Laskin                       1,340,000         7.2%

Common           All beneficial owners,
                 executives and
                 directors as a group              3,382,000        18.1%

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

ITEM-13 EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-B

      3A    Articles of Incorporation (1)
      3B    ByLaws of Registrant (1)
      11    Computation of per share earnings
      21    List of subsidiaries of the registrant

(b)   Reports on Form 8-K:

      On November 14, 2001, we filed a report on Form 8-K announcing the passing of the Company's Chairman and President, Edward J. Egan, the closing of the Company's office in Holbrook, NY and the moving of it's headquarters from Holbrook, NY to it's facility in Raleigh, NC.

----------
(1) Filed as an exhibit to the Registration Statement on Form S-18 (File No. 2-95836-NY) of the Registrant and incorporated by reference herein.

PART III, ITEM 13, EXHIBIT 11.

Computation of per share earnings:

The following data show the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.

                                       2001            2000            1999
                                   ------------    ------------    ------------

Loss available to
 common stockholders used
 in basic EPS                      $   (343,589)   $   (856,215)   $   (997,784)
                                   ============    ============    ============

Weighted average number
 of Common shares used in
 basic EPS                           19,646,652      19,396,652      18,646,652

Effect of dilutive
 securities Stock
 Options/warrants                        35,890         225,000       3,764,593
                                   ------------    ------------    ------------

Weighted average number
 of common shares and
 dilutive potential
 common stock used in
 diluted EPS                         19,682,542      19,621,652      22,411,245
                                   ============    ============    ============

Net loss per common share:

  Basic                            $      (0.02)   $      (0.04)   $      (0.05)
                                   ============    ============    ============

  Fully diluted                    $         --      $       --      $       --
                                   ============    ============    ============

For 2001, 2000 and 1999, fully diluted earnings per share amounts are not presented because they are anti- dilutive.

PART III, ITEM 13, EXHIBIT 21


                               EGAN SYSTEMS, INC.
                     LIST OF SUBSIDIARIES OF THE REGISTRANT



Envyr Corp. (incorporated in Delaware)

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

               FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
                             BY NON-REPORTING ISSUES


No Proxy material or annual report has been sent to security-holders. Proxy material to be furnished to security- holders subsequent to the filing of this form shall be furnished to the Commission when it is sent to security- holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Holtsville, New York on the 15th day of March, 2002.


                                              EGAN SYSTEMS, INC.



                                              By /s/Ralph Jordan
                                                 -------------------------------
                                              Ralph Jordan, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

       Signature                             Title                     Date
       ---------                             -----                     ----

/s/Ralph Jordan                  President/Secretary/Director     March 15, 2002
-----------------------
Ralph Jordan

/s/Jack Laskin                   Director                         March 15, 2002
-----------------------
Jack Laskin

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                                DECEMBER 31, 2001


                                TABLE OF CONTENTS


                                                                      Page No.



REPORT OF INDEPENDENT AUDITORS                                           F-2

FINANCIAL STATEMENTS:

  Consolidated balance sheets at December 31, 2001 and 2000              F-3

  Consolidated statements of operations for the years ended
   December 31, 2001, 2000 and 1999                                      F-4

  Consolidated statements of changes in stockholders' equity
   for the years ended December 31, 2001, 2000 and 1999                  F-5

  Consolidated statements of cash flows for the years ended
   December 31, 2001, 2000 and 1999                                      F-6

  Notes to consolidated financial statements for the years ended
   December 31, 2001, 2000 and 1999                                  F-7 - F-14

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Egan Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Egan Systems, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Egan Systems, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the company has suffered recurring losses and current liabilities exceed current assets, which raise substantial doubt about their ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



New York, New York
March 5, 2002

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

ASSETS                                                                  2001                    2000
                                                                     -----------             -----------
Current Assets
  Cash (Note 2)                                                      $    10,643             $    12,688
  Accounts receivable                                                     41,486                  77,937
  Inventory (Note 2)                                                       3,500                   6,415
  Prepaid expenses and other current assets                                   --                   5,543
                                                                     -----------             -----------

      Total Current Assets                                                55,629                 102,583
                                                                     -----------             -----------

Property and Equipment (Notes 2 and 3)                                    83,808                 137,969
                                                                     -----------             -----------

Other Assets
  Computer software development costs - net (Notes 2 and 4)              247,515                 545,863
  Security deposits                                                           --                   3,126
                                                                     -----------             -----------

      Total Other Assets                                                 247,515                 548,989
                                                                     -----------             -----------

      Total Assets                                                   $   386,952             $   789,541
                                                                     ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable (Note 10)                                         $   175,917             $   175,917
  Accrued expenses and other current liabilities                          62,341                 121,341
                                                                     -----------             -----------

      Total Current Liabilities                                          238,258                 297,258
                                                                     -----------             -----------

Commitments and Contingencies (Note 6)

Stockholders' Equity
  Common stock - $0.05 par value; shares authorized -
   30,000,000, shares issued and outstanding -
   19,646,652 in 2001 and 2000                                           982,333                 982,333
  Additional paid-in capital                                           4,827,201               4,827,201
  Deficit                                                             (5,298,340)             (4,954,751)
                                                                     -----------             -----------
                                                                         511,194                 854,783
  Notes receivable - stock purchase (Note 8)                            (362,500)               (362,500)
                                                                     -----------             -----------

      Total Stockholders' Equity                                         148,694                 492,283
                                                                     -----------             -----------

      Total Liabilities and Stockholders' Equity                     $   386,952             $   789,541
                                                                     ===========             ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                         2001                    2000                    1999
                                                      -----------             -----------             -----------
Net product sales                                     $   557,927             $   638,759             $ 1,339,440
Custom services                                                --                 132,717                 442,030
                                                      -----------             -----------             -----------

                                                          557,927                 771,476               1,781,470
                                                      -----------             -----------             -----------

Cost and expenses:

  Cost of goods sold                                       26,184                  41,618                 230,651
  Selling, shipping, general and
   administrative expenses                                370,155                 872,957               1,020,384
  Interest income                                              --                 (12,271)                (28,672)
  Royalty expense                                           9,184                  29,966                  34,153
  Advertising and promotion expense                            --                   3,940                  27,711
  Interest expense                                             --                      --                     338
  Depreciation and amortization                           495,558                 689,434                 386,810
  Acquired technology (Note 5)                                 --                      --               1,106,550
                                                      -----------             -----------             -----------

                                                          901,081               1,625,644               2,777,925
                                                      -----------             -----------             -----------

Loss before provision for income taxes                   (343,154)               (854,168)               (996,455)

Provision for income taxes
 (Notes 2 and 12)                                             435                   2,047                   1,329
                                                      -----------             -----------             -----------

Net loss                                              $  (343,589)            $  (856,215)            $  (997,784)
                                                      ===========             ===========             ===========



Net loss per common share (Note 2)

 Basic                                                $     (0.02)            $     (0.04)            $     (0.05)
                                                      ===========             ===========             ===========

 Fully diluted                                        $        --             $        --             $        --
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 Common Stock
                                           -----------------------     Additional                    Notes Receivable
                                             Shares        Amount    Paid In Capital      Deficit     Stock Purchase       Total
                                           ----------     --------   ---------------    -----------   --------------    -----------
Balance December 31, 1998                  18,646,652     $932,333     $ 4,877,201      $(3,100,752)     $(362,500)     $ 2,346,282

Net loss for 1999                                  --           --              --         (997,784)            --         (997,784)
                                           ----------     --------     -----------      -----------      ---------      -----------

Balance December 31, 1999                  18,646,652      932,333       4,877,201       (4,098,536)      (362,500)       1,348,498

Stock issued to director                    1,000,000       50,000         (50,000)              --             --               --

Net loss for 2000                                  --           --              --         (856,215)            --         (856,215)
                                           ----------     --------     -----------      -----------      ---------      -----------

Balance December 31, 2000                  19,646,652      982,333       4,827,201       (4,954,751)      (362,500)         492,283

Net loss for 2001                                  --           --              --         (343,589)            --         (343,589)
                                           ----------     --------     -----------      -----------      ---------      -----------

Balance December 31, 2001                  19,646,652     $982,333     $ 4,827,201      $(5,298,340)     $(362,500)     $   148,694
                                           ==========     ========     ===========      ===========      =========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                           INCREASE (DECREASE) IN CASH

                                                            2001                2000                  1999
                                                         ---------           ---------           -----------
Cash flows from operating activities:
  Net loss                                               $(343,589)          $(856,215)          $  (997,784)
  Adjustments to reconcile net loss to net cash
     provided (used in) by operating activities:
    Depreciation and amortization                          495,558             689,434               386,810
    Accounts receivable                                     36,451              33,900               288,018
    Inventory                                                2,915               2,495                 9,110
    Acquired technology                                         --                  --                40,000
    Prepaid expenses and other current assets                5,543               3,222                17,762
    Security deposits                                        3,126                  --                    --
    Accounts payable                                            --                  --               175,916
    Accrued expenses and other
     current liabilities                                   (59,000)             70,797                (5,526)
                                                         ---------           ---------           -----------

      Net cash provided by (used in) operating
       activities                                          141,004             (56,367)              (85,694)
                                                         ---------           ---------           -----------


Cash flows from investing activities:
  Purchase of property and equipment                            --              (6,987)              (81,197)
  Computer software development costs                     (143,049)           (373,948)             (419,548)
                                                         ---------           ---------           -----------

      Net cash used in investing activities               (143,049)           (380,935)             (500,745)
                                                         ---------           ---------           -----------


Net decrease in cash                                        (2,045)           (437,302)             (586,439)


Cash - beginning of year                                    12,688             449,990             1,036,429
                                                         ---------           ---------           -----------


Cash - end of year                                       $  10,643           $  12,688           $   449,990
                                                         =========           =========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999

NOTE 1.  GENERAL BUSINESS DESCRIPTION/CONCENTRATION OF CREDIT RISK:

The Company develops and markets proprietary computer software to programmers, resellers and computer users. The Company's sales are made on credit to customers who are primarily based in the United States of America. In 2001 and 2000, sales to two customers comprised approximately 25% and 30% of the Company's sales and approximately 8% and 13% of the Company's accounts receivable at December 31, 2001 and 2000, respectively.

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

INVENTORY:

Inventory, which consists primarily of computer peripherals, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.):

ADVERTISING:

Advertising costs are charged to operations when incurred. There were no capitalized advertising costs as of December 31, 2001 and 2000 and 1999.

EARNINGS PER SHARE:

Basic net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation of basic net income per common share were 19,646,652, 19,396,652 and 18,646,652 in 2001, 2000 and 1999, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. In 2001 and 2000, for purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computations of fully diluted earnings per share were 19,682,542, 19,621,652 and 22,411,245 in 2001, 2000 and
1999, respectively (Note 13). Fully diluted earnings per share amounts are not presented for 2001, 2000 and 1999 because it is anti-dilutive (Note 13).

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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

NOTE 3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                         2001             2000
                                                       --------         --------
Office furniture and equipment                         $ 51,007         $ 51,007
Computer software                                       173,494          173,494
Computer hardware                                       222,606          222,606
Leasehold improvements                                    3,975            3,975
                                                       --------         --------
                                                        451,082          451,082
Accumulated depreciation                                367,274          313,113
                                                       --------         --------
                                                       $ 83,808         $137,969
                                                       ========         ========

Depreciation expense charged to operations in each of the years ended December 31, 2001, 2000 and 1999 amounted to $54,161, $58,319 and $57,232, respectively.

NOTE 4.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs consist of the following:

                                                        2001             2000
                                                     ----------       ----------

Computer software development costs                  $2,488,025       $2,344,976
Accumulated amortization                              2,240,510        1,799,113
                                                     ----------       ----------

                                                     $  247,515       $  545,863
                                                     ==========       ==========

Amortization expense charged to operations in 2001, 2000 and 1999 amounted to $441,397, $631,115 and $329,578, respectively.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 5.  ACQUIRED TECHNOLOGY:

In 1999 and 1998, the company purchased rights for the use of certain software to be utilized in the Company's year 2000 assessment and remediation services. Certain of these software costs were charged in 1999 and 1998 to cost of goods sold based on revenues from customers contracting with the company for the use of the technology.

At December 31, 1999, the Company wrote off the remaining costs approximately $1,107,000 based on its assessment of the software's net realizable value at that time. However, the Company is attempting to negotiate with the software vendor to apply these costs to other software with application to the Company's products and services. If the Company is ultimately successful in its negotiations and is able to apply the costs to new software, the Company will recognize income in the future period to the extent of the applicable credits.

NOTE 6.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company leases its office and warehouse facility under a noncancellable operating lease expiring in December 2002. Minimum future annual rental payments under this lease for the year ending December 31, 2002 is approximately $27,000. Rent expenses charged to operations in the years ended December 31, 2001, 2000 and 1999 amounted to $44,803, $54,313 and $62,711, respectively.

GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, as of December 31, 2001, current liabilities exceed current assets by $182,629.

Management of the Company has taken certain steps to reduce operating expenses and restore the Company to a positive cash flow from operations. The ability of the Company to continue as a going concern is dependent upon the continued success of these actions. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7.  RESEARCH AND DEVELOPMENT COSTS:

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 2001, 2000 and 1999 were approximately $99,000, $246,000 and $292,000, respectively.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


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


NOTES RECEIVABLE - STOCK PURCHASE:

In October and December 1997 and June 1998, the Company entered into agreements whereby it issued 20,000, 1,400,000 and 30,000 shares, respectively, of the Company's $.05 par value common stock to certain employees of the Company for consideration of $.25 per share or $362,500. Payment for the stock consisted of the issuance of non- interest bearing notes receivable in the amount of $362,500 payable within 20 days of the sale by the employee of the common stock related to these notes receivable or immediately upon the employee leaving the employment of the Company. If the employee elects not to pay the note receivable upon leaving the Company, then the employee must return the common stock to the Company. The notes receivable are secured by the common stock related to these notes receivable. The transaction has been recorded as a sale of common stock with the notes receivable reflected as a reduction of stockholders' equity.

As of December 31, 2001, certain former employees, holding 850,000 shares of the Company issued $.05 par value common stock, are no longer employed by the Company. These former employees have not returned the outstanding shares to the Company as of March 5, 2002. The Company is currently in the process of cancelling the shares from these former employees, which were issued in exchange for $212,500 of notes receivable, as discussed above. As of December 31, 2001, no adjustments to the equity accounts have been made as a result of this pending issue. The Company has determined that had this adjustment been made it would have had no material affect upon the calculation of basic and fully diluted earnings per share or on the Company's consolidated financial position.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 8. COMMON STOCK (Cont'd.):


STOCK OPTIONS/WARRANTS:

The following table provides information regarding stock option and warrant activity for the years ended December 31, 2001 and 2000:

                                                          Exercise Price Per Share
                                                      ---------------------------------
                                 Number Of Shares        Range         Weighted Average
                                 ----------------     -----------      ----------------
Balance - December 31, 1999         250,000           0.250-0.500              0.320

  Rescinded                         (50,000)                0.360              0.360
                                   --------           -----------        -----------

Balance - December 31, 2000         200,000           0.250-0.375              0.313

  Expired                           200,000           0.250-0.375              0.313
                                   --------           -----------        -----------

Balance - December 31, 2001              --                    --                 --
                                   ========           ===========        ===========


NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION:


CASH TRANSACTIONS:

During the years ended December 31, 2001, 2000 and 1999, the Company paid cash in each year for interest expense in the amount of $-0-, $-0- and $338, respectively.

During the years ended December 31, 2001, 2000 and 1999, the Company paid cash for corporate income tax payments in each year in the amount of $425, $2,047 and $2,753, respectively.


NOTE 10.  ACCOUNTS PAYABLE:

Accounts payable consists of the remainder of an amount due to a vendor for acquired technology purchased (Note 5). On February 16, 2001, this vendor filed a cause of action against the Company to collect the amount owed. On April 11, 2001, the vendor discontinued this action, without prejudice. As a result, the vendor is not pressing the Company to pay the outstanding balance due to the poor financial condition of the company. However, because the discontinuance was without prejudice, the vendor has the right to reinstate the cause of action and demand payment of the outstanding amount at any time prior to the expiration of the statute of limitations.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 11.  401(k) SAVINGS PLAN:

In March 2000, the Company adopted a 401(k) savings Plan that covers all employees of the Company. The Plan is effective March 1, 2000. Contributions to the Plan may be made by all eligible employees up to fifteen percent of their salary. The Company will match twenty-five percent of the employee's contribution up to four percent of each employees base salary.

For the years ended December 31, 2001 and 2000, the Company incurred contribution expense of approximately $6,000 and $11,000, respectively, related to this Plan.

NOTE 12.  INCOME TAXES:

The components of the deferred tax asset and liability are as follows:

                                                      2001             2000
                                                  -----------       -----------
                                                   Noncurrent        Noncurrent
                                                  -----------       -----------
Total deferred tax asset                          $ 2,041,000       $ 1,927,000
Total deferred tax liability                         (102,000)         (278,000)
Valuation allowance                                (1,939,000)       (1,649,000)
                                                  -----------       -----------
Net deferred tax asset (liability)                $        --       $        --
                                                  ===========       ===========

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                                 2001        2000        1999
                                              ---------    --------    --------

Current tax expense                           $     435    $  2,047    $  1,329
Deferred tax expense                            176,000      19,000      12,000
Benefit of net operating loss carryforwards    (176,000)    (19,000)    (12,000)
                                              ---------    --------    --------
Total                                         $     435    $  2,047    $  1,329
                                              =========    ========    ========

Reconciliations of the differences between income taxes computed at Federal statutory rates and consolidated provisions for income taxes are as follows:

                                                      2001       2000       1999
                                                      ----     ------     ------

Income taxes computed at Federal statutory
 tax rate                                             $ --     $   --     $   --
Income tax benefit of capitalized cost1s
 deducted for tax purposes                              --         --         --
Surtax exemption                                        --         --         --
State tax provisions                                   435      2,047      1,329
Benefit of operating loss carryforwards                 --         --         --
                                                      ----     ------     ------
Provision for income taxes                            $435     $2,047     $1,329
                                                      ====     ======     ======

As of December 31, 2001, the Company has a net operating loss carryforward available for Federal and State income tax purposes in the amount of approximately $5,100,000, expiring from 2002 through 2021.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 13. COMPUTATION OF EARNINGS PER SHARE:

The following data show the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.

                                        2001            2000           1999
                                    ------------    ------------   ------------

Loss available to common
 stockholders used in basic EPS     $   (343,589)   $   (856,215)  $   (997,784)
                                    ============    ============   ============

Weighted average number of common
 shares used in basic EPS             19,646,652      19,396,652     18,646,652

Effect of dilutive securities
  Stock options/warrants                  35,890         225,000      3,764,593
                                    ------------    ------------   ------------

Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS     19,682,542      19,621,652     22,411,245
                                    ============    ============   ============


For 2001, 2000 and 1999, the effect of dilutive securities were not included in computing EPS because their effects are anti-dilutive.