Form 10QSB
period 2002-03-31
EGAN SYSTEMS INC
filed 2002-05-13
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2002

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

4904 Waters Edge Drive, Suite 160 Raleigh, NC 27606
(Address of principal executive offices)

(919) 851 - 2239
Registrant's telephone number

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date                            Class                        Shares Outstanding
05/10/02                     Common Stock                        19,646,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                        Page No.
PART I. FINANCIAL INFORMATION

  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    March 31, 2002 (unaudited) and December 31, 2001                       1

   Condensed consolidated statements of operations (unaudited)
    for the three months ended March 31, 2002 and 2001                     2

   Condensed consolidated statements of cash flows (unaudited)
    for the three months ended March 31, 2002 and 2001                     3

   Notes to condensed consolidated financial statements (unaudited)      4 - 5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6 - 7

PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                8

SIGNATURES                                                                 9

EXHIBITS                                                                  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,     December 31,
                                                                                   2002            2001
                                                                                -----------    ------------
                                                                                (Unaudited)
ASSETS
Current Assets
  Cash                                                                          $    10,232    $    10,643
  Accounts receivable                                                                45,754         41,486
  Inventory                                                                           4,250          3,500
                                                                                -----------    -----------
      Total Current Assets                                                           60,236         55,629
                                                                                -----------    -----------

Property and Equipment - net                                                         70,308         83,808
                                                                                -----------    -----------

Other Assets
  Computer software development costs - net                                         207,197        247,515
  Security deposits                                                                     966             --
                                                                                -----------    -----------
      Total Other Assets                                                            208,163        247,515
                                                                                -----------    -----------

      Total Assets                                                              $   338,707    $   386,952
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Account payable                                                                $   175,917    $   175,917
 Accrued expenses and other current liabilities                                      36,458         62,341
                                                                                -----------    -----------

      Total Current Liabilities                                                     212,375        238,258
                                                                                -----------    -----------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued and outstanding, 19,646,652
  in 2000 and 2001                                                                  982,333        982,333
 Additional paid-in capital                                                       4,827,201      4,827,201
 Deficit                                                                         (5,320,702)    (5,298,340)
                                                                                -----------    -----------
                                                                                    488,832        511,194
 Notes receivable - stock purchase                                                 (362,500)      (362,500)
                                                                                -----------    -----------
      Total Stockholders' Equity                                                    126,332        148,694
                                                                                -----------    -----------

      Total Liabilities and Stockholders' Equity                                $   338,707    $   386,952
                                                                                ===========    ===========

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ended
                                           March 31,
                                       ------------------
                                       2002         2001
                                       ----         ----

Net sales                           $ 113,609    $ 151,957
                                    ---------    ---------

Cost and expenses:
  Cost of goods sold                    4,442        4,638
  Research and development costs       16,336       32,609
  Selling, shipping,
   general and administrative          34,253       83,419
  Royalties                             2,816        5,000
  Depreciation and amortization        78,125      106,355
                                    ---------    ---------

                                      135,971      232,021
                                    ---------    ---------

Net loss                            $ (22,362)   $ (80,064)
                                    =========    =========

Net loss per common share:

  Basic and fully diluted           $  (0.001)   $  (0.004)
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                  2002         2001
                                                  ----         ----

Net cash provided by operating activities       $ 23,896    $ 50,944
                                                --------    --------

Cash flows from investing activities:

  Computer software development costs            (24,307)    (53,709)
                                                --------    --------

        Net cash used in investing activities    (24,307)    (53,709)
                                                --------    --------

Net decrease in cash                                (411)     (2,765)

Cash - beginning of period                        10,643      12,688
                                                --------    --------

Cash - end of period                            $ 10,232    $  9,923
                                                ========    ========

Supplemental cash flows information:

Taxes paid                                      $  1,468    $    629
                                                ========    ========

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of March 31, 2002 and the results of their operations and cash flows for the three months ended March 31, 2002 and 2001.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 19,646,652 in 2002 and 2001. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 19,646,652 in 2002 and 2001. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 2002 and 2001 because they are anti-dilutive.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for interim reporting under Form 10-QSB have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at two years. As of and for the three months ended March 31, 2002 and 2001, accumulated amortization amounted to approximately $2,305,000 and $1,890,000, and amortization of computer software development costs charged to operations was approximately $65,000 and $91,000, respectively.

NOTE 3.  INVENTORY:

Inventory, which consists primarily of miscellaneous computer peripherals, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001:

RECENT EVENTS:

In September 2001, the Company's chairman Mr. Edward Egan passed away. At this time, the Company's current management does not plan to change the strategic direction of the Company.

NET SALES:

For the three months ended March 31, 2002 and 2001, total revenue approximated $114,000 and $152,000, respectively. Revenue has declined for the three months ended March 31, 2002 versus the same period in the prior year due to the current poor climate in the economy for technology spending by customers. The Company expects increases in technology spending by customers in future periods to benefit the Company.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the three months ended March 31, 2002 and 2001 were approximately $4,000 and $5,000 and gross profit percents were approximately 97% and 96%, respectively.

Research and development costs were approximately $16,000 and $33,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to the reduction of employees and expenditures related to research and development in 2002 in conjunction with the reduction in revenues. The Company continues to expend funds developing new software and to remain competitive in its specific field of expertise. The Company has engaged outside consultants in 2002 and 2001 to supplement the Company's research and development projects.

Selling, shipping and general and administrative expenses (SG&A) for the three months ended March 31, 2002 and 2001 were approximately $34,000 and $83,000 respectively. The capitalization of computer software development costs for the three months ended March 31, 2002 and 2001 reduced SG&A expenses by approximately $24,000 and $54,000 respectively. The decrease in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 was approximately $78,000 and $106,000, respectively. The decline in depreciation and amortization expense in the current period is due to the decline in amortization expense as it relates to the decline in capitalized computer software development costs.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Cont'd):

LIQUIDITY:

As of March 31, 2002, the Company's net cash provided by operations was approximately $24,000 and is substantially comprised of a net loss of $(22,000), a decrease in accrued expenses of $(26,000) and depreciation and amortization of $78,000. This compares to the three months ended March 31, 2001 where net cash provided by operations was approximately $51,000 and was substantially comprised of a net loss of $(80,000), a reduction in accounts receivable of $46,000 and depreciation and amortization of $91,000.

Net cash used in investing activities during the three months ended March 31, 2002 and 2001 was approximately ($24,000) and ($54,000), respectively. This was attributed to the capitalization of computer software development costs of $(24,000) and $(54,000) for the three months ended March 31, 2002 and 2001, respectively.

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

            (27) Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

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

                                             EGAN SYSTEMS, INC.
                                             ------------------
                                             (Registrant)


                                             /s/Ralph Jordan
                                             ------------------------
                                             Ralph Jordan (President)


Date: 05/10/02
     ---------