Form 10QSB
period 2002-06-30
EGAN SYSTEMS INC
filed 2002-08-13
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

EganSystems 0602-2

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date                             Class                      Shares Outstanding
----                             -----                      ------------------

08/10/02                         Common Stock                    19,046,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1.  Financial statements

   Condensed consolidated balance sheets as of
    June 30, 2002 (unaudited) and December 31, 2001                         1

   Condensed consolidated statements of operations (unaudited) for the
    three months and six months ended June 30, 2002 and 2001                2

   Condensed consolidated statements of cash flows (unaudited) for the
    six months ended June 30, 2002 and 2001                                 3

   Notes to condensed consolidated financial statements (unaudited)         4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            5 - 6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                 7

SIGNATURES                                                                  9

EXHIBITS                                                                   10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
ASSETS                                                   2002          2001
                                                      -----------   -----------
                                                      (Unaudited)
Current Assets
  Cash                                                $    14,930   $    10,643
  Accounts receivable                                      38,289        41,486
  Inventory                                                 3,750         3,500
                                                      -----------   -----------
      Total Current Assets                                 56,969        55,629
                                                      -----------   -----------

Property and Equipment - net                               56,808        83,808
                                                      -----------   -----------

Other Assets
  Computer software development costs - net               156,497       247,515
  Security deposits                                           966            --
                                                      -----------   -----------
      Total Other Assets                                  157,463       247,515
                                                      -----------   -----------

      Total Assets                                    $   271,240   $   386,952
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Account payable                                      $   175,917   $   175,917
 Accrued expenses and other current liabilities             9,946        62,341
                                                      -----------   -----------

      Total Current Liabilities                           185,863       238,258
                                                      -----------   -----------

Stockholders' Equity
 Common stock - $.05 par value, shares authorized -
  30,000,000 shares, issued
  and outstanding, 19,046,652
  and 19,646,652 in 2002 and 2001                         952,333       982,333
 Additional paid-in capital                             4,551,201     4,827,201
 Deficit                                               (5,361,657)   (5,298,340)
                                                      -----------   -----------
                                                          141,877       511,194
 Notes receivable - stock purchase                        (56,500)     (362,500)
                                                      -----------   -----------
      Total Stockholders' Equity                           85,377       148,694
                                                      -----------   -----------

      Total Liabilities and Stockholders' Equity      $   271,240   $   386,952
                                                      ===========   ===========

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended               Six Months Ended
                                               June 30,                        June 30,
                                      -------------------------       -------------------------
                                        2002            2001            2002            2001
                                      ---------       ---------       ---------       ---------
Net sales                             $ 113,142       $ 135,726       $ 226,751       $ 287,683
                                      ---------       ---------       ---------       ---------

Cost and expenses:
  Cost of goods sold                      6,398           3,550          10,839           8,188
  Research and development costs         15,493          25,016          31,829          57,625
  Selling, shipping,
   general and administrative            40,631          48,384          74,884         131,803
  Royalties                               7,989           5,000          10,805          10,000
  Depreciation and amortization          83,586         130,906         161,711         237,261
                                      ---------       ---------       ---------       ---------

                                        154,097         212,856         290,068         444,877
                                      ---------       ---------       ---------       ---------

Net loss                              $ (40,955)      $ (77,130)      $ (63,317)      $(157,194)
                                      =========       =========       =========       =========

Net loss per common share:

  Basic and fully diluted             $  (0.002)      $  (0.004)      $  (0.003)      $  (0.008)
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            2002         2001
                                                          --------    ---------

Net cash provided by operating activities                 $ 47,980    $ 103,768
                                                          --------    ---------

Cash flows from investing activities:

  Computer software development costs                      (43,693)     (94,418)
                                                          --------    ---------

        Net cash used in investing activities              (43,693)     (94,418)
                                                          --------    ---------

Net increase in cash                                         4,287        9,350

Cash - beginning of period                                  10,643       12,688
                                                          --------    ---------

Cash - end of period                                      $ 14,930    $  22,038
                                                          ========    =========

Supplemental cash flows information:

Taxes paid                                                $  1,277    $     730
                                                          ========    =========

See notes to condensed consolidated financial statements

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Egan Systems, Inc. and Subsidiary as of June 30, 2002 and the results of their operations and cash flows for the six months ended June 30, 2002 and 2001.

Primary net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation were 19,496,652 and 19,646,652 in 2002 and 2001, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of fully diluted earnings per share were 19,496,652 and 19,646,652 in 2002 and 2001, respectively. Fully diluted earnings per share amounts do not include the effects of dilutive securities for 2002 and 2001 because they are anti-dilutive.

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

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2. COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at two years. As of and for the six months ended June 30, 2002 and 2001, accumulated amortization amounted to approximately $2,375,000 and $2,006,000, and amortization of computer software development costs charged to operations was approximately $135,000 and $207,000, respectively.

NOTE 3. INVENTORY:

Inventory, which consists primarily of miscellaneous computer peripherals, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AND 2001:

RECENT EVENTS:

In September 2001, the Company's chairman Mr. Edward Egan passed away. At this time, the Company's current management does not plan to change the strategic direction of the Company.

NET SALES:

For the six months ended June 30, 2002 and 2001, total revenue approximated $227,000 and $288,000, respectively. Revenue has declined for the six months ended June 30, 2002 versus the same period in the prior year due to the current poor climate in the economy for technology spending by customers. The Company expects increases in technology spending by customers and new product releases to benefit the Company in future periods.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the six months ended June 30, 2002 and 2001 were approximately $11,000 and $8,000 and gross profit percents were approximately 95% and 97%, respectively.

Research and development costs were approximately $32,000 and $58,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease is due to the reduction of employees and expenditures related to research and development in 2002 in conjunction with the reduction in revenues. The Company continues to expend funds developing new software and to remain competitive in its specific field of expertise. The Company has engaged outside consultants in 2002 and 2001 to supplement the Company's research and development projects.

Selling, shipping and general and administrative expenses (SG&A) for the six months ended June 30, 2002 and 2001 were approximately $75,000 and $132,000 respectively. The capitalization of computer software development costs for the six months ended June 30, 2002 and 2001 reduced SG&A expenses by approximately $44,000 and $94,000 respectively. The decrease in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues and to the closing of the company's New York office in the fall of 2001.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the six months ended June 30, 2002 and 2001 was approximately $162,000 and $237,000, respectively. The decline in depreciation and amortization expense in the current period is due to the decline in amortization expense as it relates to the decline in capitalized computer software development costs.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Cont'd):

LIQUIDITY:

As of June 30, 2002, the Company's net cash provided by operations was approximately $48,000 and is substantially comprised of a net loss of $(63,000), a decrease in accrued expenses of $(52,000) and depreciation and amortization of $162,000. This compares to the six months ended June 30, 2001 where net cash provided by operations was approximately $104,000 and was substantially comprised of a net loss of $(157,000), a reduction in accounts receivable of $52,000 and depreciation and amortization of $237,000.

Net cash used in investing activities during the six months ended June 30, 2002 and 2001 was approximately ($44,000) and ($94,000), respectively. This was attributed to the capitalization of computer software development costs of $(44,000) and $(94,000) for the six months ended June 30, 2002 and 2001, respectively.

Management believes that the Company has sufficient cash resources to meet its expected cash needs in the present fiscal year. Management does not anticipate additional large capital expenditures in the current year except for capitalization of computer software development costs as discussed above. At present the Company does not maintain a line of credit facility with a lending institution.

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

      (27)  Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

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

                                          EGAN SYSTEMS, INC.
                                          ------------------
                                          (Registrant)


                                          /s/Ralph Jordan
                                          ---------------------------------
                                          Ralph Jordan (President)

Date: 08/10/02

PART ll, ITEM 6, EXHIBIT II.