Form 10QSB
period 2002-09-30
EGAN SYSTEMS INC
filed 2002-11-15
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date                            Class                  Shares Outstanding
----                            -----                  ------------------
11/10/02                     Common Stock                  19,046,652

                        EGAN SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1.  Financial statements

   Condensed consolidated balance sheet as of
    September 30, 2002 (unaudited)                                          1

   Condensed consolidated statements of operations (unaudited)
    for the three months and nine months ended September
    30, 2002 and 2001                                                       2

   Condensed consolidated statements of cash flows (unaudited)
    for the nine months ended September 30, 2002 and 2001                   3

   Notes to condensed consolidated financial statements (unaudited)     4 - 5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          6 - 8

  Item 4.  Controls and Procedures                                          9

PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                10

SIGNATURES                                                                 11

   CERTIFICATIONS                                                          12

EXHIBITS                                                                   13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                    September 30,
                      ASSETS                             2002
                                                     -----------
                                                     (Unaudited)
Current Assets
  Cash                                               $    24,121
  Accounts receivable - net of allowance for
   doubtful accounts of $10,000 in 2002                   52,375
  Inventory                                                4,000
                                                     -----------
      Total Current Assets                                80,496
                                                     -----------

Property and Equipment - net                              47,808
                                                     -----------

Other Assets
  Computer software development costs - net              108,286
  Security deposits                                          966
                                                     -----------
      Total Other Assets                                 109,252
                                                     -----------

      Total Assets                                   $   237,556
                                                     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Account payable                                     $   175,917
 Accrued expenses and other current liabilities           12,522
                                                     -----------

      Total Current Liabilities                          188,439
                                                     -----------

Stockholders' Equity
 Common stock - $.05 par value, shares
  authorized - 30,000,000 shares,
  issued and outstanding, 19,046,652
  in 2002                                                952,333
 Additional paid-in capital                            4,551,201
 Deficit                                              (5,397,917)
                                                     -----------
                                                         105,617
Notes receivable - stock purchase                        (56,500)
                                                     -----------
      Total Stockholders' Equity                          49,117
                                                     -----------

      Total Liabilities and Stockholders' Equity     $   237,556
                                                     ===========

See notes to condensed consolidated financial statements.

                          EGAN SYSTEMS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                    Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                      2002         2001        2002          2001
                                      ----         ----        ----          ----
Net sales                          $ 124,059    $ 114,993    $ 350,810    $ 402,676
                                   ---------    ---------    ---------    ---------

Cost and expenses:
  Cost of goods sold                   6,289        1,325       17,128        9,513
  Research and development costs      19,533       14,920       51,360       72,545
  Selling, shipping,
   general and administrative         44,191       56,214      119,077      188,017
  Royalties                            8,094           --       18,899       10,000
  Depreciation and amortization       82,212      128,829      243,923      366,090
                                   ---------    ---------    ---------    ---------

                                     160,319      201,288      450,387      646,165
                                   ---------    ---------    ---------    ---------

Net loss                           $ (36,260)   $ (86,295)   $ (99,577)   $(243,489)
                                   =========    =========    =========    =========

Net loss per common share:

  Basic and diluted                $  (0.002)   $  (0.004)   $  (0.005)   $  (0.012)
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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                          2002           2001
                                                          ----           ----
Net cash provided by operating activities               $ 82,172      $ 121,323
                                                        --------      ---------

Cash flows from investing activities:

  Computer software development costs                    (68,694)      (117,134)
                                                        --------      ---------

        Net cash used in investing activities            (68,694)      (117,134)
                                                        --------      ---------

Net increase in cash                                      13,478          4,189

Cash - beginning of period                                10,643         12,688
                                                        --------      ---------

Cash - end of period                                    $ 24,121      $  16,877
                                                        ========      =========

Supplemental cash flows information:

Taxes paid                                              $  1,760      $     955
                                                        ========      =========

See notes to condensed consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. STATEMENT PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to a fair presentation of the financial position of Egan Systems, Inc. and Subsidiary as of September 30, 2002 and the results of their operations and cash flows for the nine months ended September 30, 2002 and 2001.

Basic net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation was 19,421,652 and 19,646,652 in 2002 and 2001, respectively. Diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. For purposes of the diluted computations, the number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computation of diluted earnings per share were 19,421,652 and 19,646,652 in 2002 and 2001, respectively. Diluted earnings per share amounts do not include the effects of dilutive securities for 2002 and 2001 because they are anti-dilutive.

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

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2. COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers at which time amortization of the capitalized costs begins on a straight-line basis over the estimated life of the product, which is estimated at two years. As of and for the nine months ended September 30, 2002 and 2001, accumulated amortization amounted to approximately $2,448,000 and $2,120,000, and amortization of computer software development costs charged to operations was approximately $208,000 and $321,000, respectively.

NOTE 3. INVENTORY:

Inventory, which consists primarily of miscellaneous computer peripherals, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

NOTE 4. COMMON STOCK/NOTES RECEIVABLE - STOCK PURCHASE:

During the nine months ended September 30, 2002, as required by the terms of their original agreements, certain former employees holding 600,000 shares of the Company's issued $.05 par value common stock, have returned the outstanding shares to the Company. The Company has retired these shares and has adjusted the equity accounts accordingly.

NOTE 5. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and periods. In addition, the Company has used substantial amounts of working capital in its operations. Further, as of September 30, 2002, current liabilities exceed current assets by $107,943.

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

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS FOR PLAN OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:

RECENT EVENTS:

In September 2001, the Company's chairman Mr. Edward Egan passed away. At this time, the Company's current management does not plan to change the strategic direction of the Company.

Nine Months ended September 30, 2002:

NET SALES:

For the nine months ended September 30, 2002 and 2001, total revenue approximated $351,000 and $403,000, respectively. Revenue has declined for the nine months ended September 30, 2002 versus the same period in the prior year due to the current poor climate in the economy for technology spending by customers. The Company expects increases in technology spending by customers and new product releases to benefit the Company in future periods.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the nine months ended September 30, 2002 and 2001 were approximately $17,000 and $10,000 and gross profit percents were approximately 95% and 97%, respectively.

Research and development costs were approximately $51,000 and $73,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is due to the reduction of employees and expenditures related to research and development in 2002 in conjunction with the reduction in revenues. The Company continues to expend funds developing new software and to remain competitive in its specific field of expertise. The Company has rehired a former employee in 2002 and engaged an outside consultant in 2001 to supplement the Company's research and development projects.

Selling, shipping and general and administrative expenses (SG&A) for the nine months ended September 30, 2002 and 2001 were approximately $119,000 and $188,000, respectively. The capitalization of computer software development costs for the nine months ended September 30, 2002 and 2001 reduced SG&A expenses by approximately $69,000 and $117,000, respectively. The decrease in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues and to the closing of the company's New York office in the fall of 2001.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 was approximately $208,000 and $366,000, respectively. The decrease in depreciation and amortization expense for the nine months ended September 30, 2002 is due to the decline in amortization expense in conjunction with the reduced capitalized computer software development costs.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS FOR PLAN OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Cont'd):

Three Months ended September 30, 2002:

NET SALES:

For the three months ended September 30, 2002 and 2001, total revenue approximated $124,000 and $115,000, respectively. Revenue has increased slightly for the three months ended September 30, 2002 versus the same period in the prior year due to sales by the Company of its recent product upgrades in the current period compared with the prior period. The Company expects increases in technology spending by customers and new product releases to benefit the Company in future periods.

COST AND EXPENSES:

Cost of goods sold for the three months ended September 30, 2002 and 2001 were approximately $6,000 and $1,000 and gross profit percents were approximately 95% and 99%, respectively.

Research and development costs were approximately $20,000 and $15,000 for the three months ended September 30, 2002 and 2001, respectively. The slight increase is due to the rehiring of a former employee in the current period. The Company continues to expend funds developing new software and to remain competitive in its specific field of expertise.

Selling, shipping and general and administrative expenses (SG&A) for the three months ended September 30, 2002 and 2001 were approximately $44,000 and $56,000, respectively. The capitalization of computer software development costs for the three months ended September 30, 2002 and 2001 reduced SG&A expenses by approximately $25,000 and $23,000, respectively. The reduction in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues and to the closing of the company's New York office in the fall of 2001.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the three months ended September 30, 2002 and 2001 was approximately $82,000 and $129,000, respectively. The decrease in depreciation and amortization expense is due to the decline in amortization expense in conjunction with the reduced capitalized computer software development costs.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS FOR PLAN OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Cont'd):

LIQUIDITY:

As of September 30, 2002, the Company's net cash provided by operations was approximately $82,000 and is substantially comprised of a net loss of $(100,000), a decrease in accrued expenses of $(50,000) and depreciation and amortization of $244,000. This compares to the nine months ended September 30, 2001 where net cash provided by operations was approximately $121,000 and was substantially comprised of a net loss of $(243,000), a reduction in accounts receivable of $47,000 and depreciation and amortization of $366,000.

Net cash used in investing activities during the nine months ended September 30, 2002 and 2001 was approximately ($69,000) and ($117,000), respectively, and was attributed to the capitalization of computer software development costs.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our President and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                             PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits - Required by Item 601 of Regulation S-B.

      (11)  Statement regarding computation of per share earnings.

      (27)  Financial data schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                         EGAN SYSTEMS, INC.
                                         ------------------
                                         (Registrant)


                                         /s/ Ralph Jordan
                                         -----------------------------------
                                         Ralph Jordan (President and
                                         Chief Financial Officer)


Date: 11/10/02
      --------

                                  CERTIFICATION

I, Ralph Jordan, President and Chief Financial Officer of Egan Systems, Inc., certify that:

1.    I have reviewed this quarterly report of Form 10-Q of Egan Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's certifying officer has disclosed, based on his most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 10, 2002

/s/ Ralph Jordan
----------------
Ralph Jordan
President and Chief Financial Officer