Form 10KSB
period 2002-12-31
EGAN SYSTEMS INC
filed 2003-03-28
CIK 763846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB
                          Annual or Transitional Report
  (Mark One)
         |X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
         | |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                        Commission File Number 2-95836-NY

                               EGAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                           13-3250816
(State or other jurisdiction of      (IRS Employee Identification No.)
Incorporation or organization)

4904 Waters Edge Drive, Suite 160, Suite 160, Raleigh, NC           27606
     (Address of principal executive offices)                    (Zip Code)

  Registrant's telephone number, including area code: (919) 851-2239

  Securities registered under Section 12(b) of the Exchange Act: NONE

  Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Revenues for the most recent fiscal year were $443,731.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2003 based upon the average bid and asked prices of such stock on that date was $140,127.

The number of shares of the registrant's Common Stock outstanding as of March 15, 2003 was 18,971,652.

Documents incorporated by reference: None
Transitional Small Business Disclosure Format Yes | |  No |X|

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

In late 2000, the Company introduced an upgraded version of its ICOBOL product, ICOBOL 3. This version was the first version to move away from the D.G. type architecture. This next generation product offers substantially more features than ICOBOL 2 as well as vastly larger program sizes. ICOBOL 3 will allow the Company to attack other COBOL dialects and to more fully compete with other COBOL vendors. ICOBOL 3 is the underlying language on which the Company's attempt to substantially broaden its market is based. In mid-2001, a GUI-based Integrated Development Environment (ICIDE) was added to the ICOBOL 3 Windows platform. Based on the Company's existing compiler technology and incorporating aspects of the G-2K tool suite as well as a GUI editor, developers who chose ICOBOL 3 with the ICIDE will experience a substantial productivity gain in a user friendly graphical environment. Many of these users will no longer be required to go out and purchase additional tools from other vendors for their developers resulting in substantial savings. The Company expects this to further encourage migration from its older ICOBOL 2 to its ICOBOL 3 version. There is an upgrade fee involved in moving from ICOBOL 2 to ICOBOL 3 and 2002 has seen more growth in this area. Still, over 40% of the installed ICOBOL systems are running ICOBOL 2 and it is anticipated that 2003 will see more growth in upgrades as these customers upgrade their systems. Already in 2003, one of the larger ICOBOL 2 users' has asked for a quote to upgrade all their systems to ICOBOL 3.

New Products

The Company continues to look at expanding its offerings with new products focused on providing for more one-source shopping for the company's customers. With that in mind in the Spring of 2003 the company introduced its new Character Thin Client support. Building on the success of the GUI Thin Client in 2002, the Character Thin Client will offer the customer substantial saving when compared to similar third-part products that allow for remote character connections. This product allows increased Internet and WAN use of the Company's products with a much decreased cost of ownership and support for the customers since the majority of the software is server-based. With the combination of both a GUI and a Character Thin Client customers can pick the solution necessary for each client.

Analysis of Customers

The Company has always focused its sales on current or prior users of D.G. hardware and software and most particularly on a category of customer known as a reseller or VAR. Resellers create programs which are sold, modified, improved and sold again. With the release of the ICOBOL 3 product version with R/M compatibility the Company intends to focus more of its sales effort to resellers running other COBOL dialects to allow it to broaden and grow its customer base. In general resellers purchase multiple copies of COBOL every year and require a level of ongoing support that decreases with time, a consideration of some importance given the need to devote valuable programmer skills to new products and features. The Company deals directly with approximately 119 resellers and indirectly through distribution with another 80.

In 2002, sales to five customers comprised approximately 39% of the Company's sales. One of these customers accounted for approximately 12% of sales and functions as a distributor for the Company. Other than those five, no customer provided more than 5% of the Company's sales.

The Company's software is in use in North and South America, Europe, Africa, Asia, and Australia/New Zealand.

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

Research and Development Expenditures

For the years ended December 31, 2002 and 2001, research and development expenditures amounted to approximately $160,000 and $242,000, of which approximately $94,000 and $143,000 was capitalized as of December 31, 2002 and 2001, respectively.

Employees

At December 31, 2002, Egan Systems has 4 full time employees, 2 of which are engaged in software development or support and 2 are involved in sales, administration and support.

ITEM 2 -- PROPERTIES

The Company occupies part of a building at 4904 Waters Edge Drive, Raleigh, North Carolina containing 2,000 square feet used for sales, administration and research and product development. The lease expires December 31, 2003, and requires future minimum payments of approximately $27,000. During the year ended December 31, 2002, the Company paid approximately $27,000 for the rental of properties.

ITEM 3 -- LEGAL PROCEEDINGS

No material legal proceedings are pending by or against the Company, or to the knowledge of the Company, are contemplated against the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED MATTERS

The table below sets forth the high and low closing bid prices of the Company's Common Stock for the last two calendar years. Since the shares are not listed on NASDAQ, but on the Eastern Regional "Pink Sheets" and on the NASDAQ Electronic Bulletin Board (Symbol EGNS), the Company can only supply a general estimate of the price range of its shares on a quarterly basis.

Calendar Years                    Bid Prices

   2002                     High              Low
  -----                     ----             -----
First Quarter              $0.014           $0.007
Second Quarter             $0.010           $0.006
Third Quarter              $0.008           $0.006
Fourth Quarter             $0.011           $0.003

   2001
  ------
First Quarter              $0.05             $0.04
Second Quarter             $0.04             $0.02
Third Quarter              $0.02             $0.01
Fourth Quarter             $0.01             $0.01

On March 15, 2003, the high bid and asked quotations for the Company's Common Stock were $0.009 and $0.010 per share, respectively.

The Company believes that on December 31, 2002, there were approximately 113 shareholders of record of the Company's stock.

The Company has not paid any dividends on its Common Stock and has determined, for the foreseeable future, to retain earnings, if any, to fund additional development and to take advantage of any opportunities that might become apparent.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS FOR PLAN OF OPERATIONS - YEARS ENDED DECEMBER 31, 2002 AND 2001:

RECENT EVENTS:

In September 2001, the Company's chairman Mr. Edward Egan passed away. At this time, the Company's current management does not plan to change the strategic direction of the Company.

NET SALES:

For the years ended December 31, 2002 and 2001, total revenue approximated $444,000 and $558,000, respectively. Revenue has declined for the years ended December 31, 2002 versus the same period in the prior year due to the current poor climate in the economy for technology spending by customers. The Company expects increases in technology spending by customers and new product releases to benefit the Company in future periods.

The Company is continually evaluating new opportunities that management hopes will substantially contribute to revenue. However, the Company is quite small and remains subject to technological obsolescence and competitive market conditions.

COST AND EXPENSES:

Cost of goods sold for the years ended December 31, 2002 and 2001 were approximately $22,000 and $26,000 and gross profit percents were approximately 95.0% and 95.5%, respectively.

Research and development costs were approximately $67,000 and $99,000 for the years ended December 31, 2002 and 2001, respectively. The decrease is due to the reduction of employees and expenditures related to research and development in 2002 in conjunction with the reduction in revenues versus 2001. The Company continues to expend funds developing new software and to remain competitive in its specific field of expertise. The Company has rehired a former employee in 2002 to help with the Company's research and development projects.

Selling, shipping and general and administrative expenses (SG&A) for the years ended December 31, 2002 and 2001 were approximately $170,000 and $271,000, respectively. The capitalization of computer software development costs for the years ended December 31, 2002 and 2001 reduced SG&A expenses by approximately $94,000 and $143,000, respectively. The decrease in SG&A expenses was attributed primarily to the reduction in employees and expenditures in the Company's software development facility in conjunction with the reduction in revenues in 2002 versus 2001 and to the closing of the company's New York office in the fall of 2001.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS FOR PLAN OF OPERATIONS - YEARS ENDED DECEMBER 31, 2002 AND 2001 (Cont'd.):

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was approximately $281,000 and $496,000, respectively. The decrease in depreciation and amortization expense for the years ended December 31, 2002 versus 2001 is due to the decline in amortization expense in conjunction with the reduced capitalized computer software development costs.

LIQUIDITY:

As of December 31, 2002, the Company's net cash provided by operations was approximately $122,000 and is substantially comprised of a net loss of $(118,000), a decrease in accrued expenses of $(54,000) and depreciation and amortization of $281,000. This compares to the year ended December 31, 2001 where net cash provided by operations was approximately $141,000 and was substantially comprised of a net loss of $(344,000), a reduction in accounts receivable of $36,000, a decrease in accrued expenses of $(59,000) and depreciation and amortization of $496,000.

Net cash used in investing activities during the years ended December 31, 2002 and 2001 was approximately ($94,000) and ($143,000), respectively, and was attributed to the capitalization of computer software development costs.

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

ITEM 7 -- FINANCIAL STATEMENTS

The financial statements are presented on F1 through F15.

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

For the fiscal year ended December 31, 2002, and the subsequent interim periods through October 25, 2002, there were no disagreements between the Company and its former independent auditors, Patrusky, Mintz & Semel on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Patrusky, Mintz & Semel would have caused them to make reference to the subject matter of the disagreement in connection with its reports. Patrusky, Mintz & Semel, the independent certified public accountants and auditors of the Company for fiscal 2001 were dismissed by the Company from their audit engagements with the Company. During the fiscal year ended 2001, the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, except that their report dated March 5, 2002 of Patrusky, Mintz & Semel for such fiscal year, indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern.

On March 19, 2003, Gabor & Associates, located at 1878 Victory Boulevard, Staten Island, NY 10314 was engaged by the Company to audit its financial statements as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. During the two most recent fiscal years or any subsequent interim period, the new independent accountant had not been engaged as either the principal accountant of the Company to audit its financial statements or of any significant subsidiary, nor has the Company consulted with it regarding any accounting issue, auditing or financial reporting issue regarding such financial statements or reportable event.

                                    PART III

ITEM 9 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

Name                Age               Position
-----              -----              --------
Ralph Jordan        49          President, Chief Executive Officer and
                                Chief Financial Officer of Egan Systems, Inc.
                                President of Envyr Corp.- Subsidiary,
                                Director

Jack Laskin         74          Director

Nancy Egan          61          Director

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

Nancy Egan is the wife of the founder Edward Egan, and has been a director since December of 2001.

Each director is elected by the shareholders at the annual meeting of shareholders and holds office until the next annual meeting of shareholders.

                                    PART III

ITEM 10 -- EXECUTIVE COMPENSATION

Compensation of Ralph Jordan for the year ended December 31, 2002 amounted to approximately $112,000.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class               Name of          Number of           Percent
of Shares       Beneficial Owner    Shares Owned        Of Class
---------      ------------------   ------------        --------
Common            Nancy Egan          1,542,000            8.3%

Common          Ralph Jordan            490,000            2.7%

Common           Jack Laskin          1,370,000            7.2%

Common           All beneficial
                 Owners, executives
                 and directors as
                 a group              3,382,000           18.1%

Unless otherwise noted, the addresses of all persons listed above are in care of the Company.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM -- 13 EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         3A       Articles of Incorporation (1)
         3B       Bylaws of Registrant (1)
         11       Computation of per share earnings
         21       List of subsidiaries of the registrant
         23       Consent of Independent Accountants
         99.1     Certification of Ralph Jordan
         99.2     Certification of Ralph Jordan

(b)      Reports on Form 8-K:

         None

(1) Filed as an exhibit to the Registration Statement on Form S-18 (File No. 2-95836-NY) of the Registrant and incorporated by reference herein.

ITEM 14.  CONTROL AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, Ralph Jordan, has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon that review, Mr. Jordan believes that the disclosure controls and procedures are effective in ensuring that material information related to the company is made known.

B) CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10KSB.

PART III, ITEM 13, EXHIBIT 11.

Computation of net loss per share:

The following data show the amounts used in computing net loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock.

                                            2002                 2001
                                          --------             -------
Net loss applicable to
 common stockholders ...............     $(118,536)           $(343,589)
                                         ==========           ==========

Weighted average number
 of common shares used in
 basic and diluted EPS .............     19,426,789           19,646,652
                                         ==========           ==========

Net loss per common share:

  Basic and diluted ................     $  (0.006)           $  (0.018)
                                         ==========           ==========

For 2002 and 2001, the effect of dilutive securities were not included in computing EPS because their effects are anti-dilutive.

PART III, ITEM 13, EXHIBIT 21

                               EGAN SYSTEMS, INC.
                     LIST OF SUBSIDIARIES OF THE REGISTRANT

Envyr Corp. (incorporated in Delaware)

PART III, ITEM 13, EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation in Form 10-KSB of Egan Systems, Inc. and & Subsidiary of our report dated March 5, 2002, related to the consolidated financial statements of the Company for the year ended December 31, 2001.

                         PATRUSKY, MINTZ & SEMEL
                      CERTIFIED PUBLIC ACCOUNTANTS

March 25, 2003

PART III, ITEM 13, EXHIBIT 99.1

I, Ralph Jordan, certify that

1.  I have reviewed this annual report on Form 10-KSB of Egan Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, if any, is made known to me by others particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the evaluation date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Ralph Jordan
--------------------
President

PART III, ITEM 13, EXHIBIT 99.2

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Form 10-KSB of Egan Systems, Inc.(the "Company") for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ralph Jordan, President and Chief Financial Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Ralph Jordan
    -----------------------------
      Ralph Jordan
      President and Chief Financial Officer
      March 25, 2003

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Raleigh, North Carolina on the 25th day of March, 2003.

                                                     EGAN SYSTEMS, INC.

                                                  By /s/ Ralph Jordan
                                                     ---------------------------
                                                     Ralph Jordan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

          Signature                 Title                              Date
          ---------                 -----                              ----

/s/ Ralph Jordan          President/Secretary/Director          March 25, 2003
--------------------
Ralph Jordan

/s/ Jack Laskin                 Director                        March 25, 2003
--------------------
Jack Laskin

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                    Page No.

REPORT OF INDEPENDENT AUDITORS/SUCCESSOR                              F-2

REPORT OF INDEPENDENT AUDITORS/PREDECESSOR                            F-3

FINANCIAL STATEMENTS:

  Consolidated balance sheet at December 31, 2002                     F-4

  Consolidated statements of operations for the years ended
   December 31, 2002 and 2001                                         F-5

  Consolidated statements of changes in stockholders' equity
   for the years ended December 31, 2002 and 2001                     F-6

  Consolidated statements of cash flows for the years ended
   December 31, 2002 and 2001                                         F-7

  Notes to consolidated financial statements for the
   years ended December 31, 2002 and 2001                             F-8 - F-15

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Egan Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Egan Systems, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Egan Systems, Inc. and Subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the company has suffered recurring losses and current liabilities exceed current assets, which raise substantial doubt about their ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            /s/ Gabor and Associates

New York, New York
March 24, 2003

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Egan Systems, Inc. and Subsidiary

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Egan Systems, Inc. and Subsidiary for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Egan Systems, Inc. & Subsidiary for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the company has suffered recurring losses and current liabilities exceed current assets, which raise substantial doubt about their ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ Patrusky, Mintz & Semel

New York, New York
March 5, 2002

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

ASSETS

Current Assets
  Cash                                                              $    40,909
  Accounts receivable                                                    25,922
  Inventory                                                               4,550
                                                                    -----------

      Total Current Assets                                               71,381
                                                                    -----------

Property and equipment                                                   40,029
                                                                    -----------

Other Assets
  Computer software development costs - net                             104,364
  Security deposit                                                          966
                                                                    -----------

      Total Current Assets                                              105,330
                                                                    -----------

      Total Assets                                                  $   216,740
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   175,917
  Accrued expenses and other current liabilities                          8,090
                                                                    -----------

      Total Current Liabilities                                         184,007
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity
  Common stock - $0.05 par value; shares authorized
   - 30,000,000, shares issued and outstanding - 18,971,652             948,583
  Additional paid-in capital                                          4,501,026
  Deficit                                                            (5,416,876)
                                                                    -----------

      Total Stockholders Equity                                          32,733
                                                                    -----------

     Total Liabilities and Stockholders Equity                      $   216,740
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002            2001
                                                      ---------       ---------
Net product sales                                     $ 443,731       $ 557,927
                                                      ---------       ---------

Cost and expenses:

  Cost of goods sold                                     21,707          26,184
  Selling, shipping, general and
   administrative expenses                              169,684         270,954
  Research and development                               66,576          99,201
  Royalty expense                                        21,740           9,184
  Depreciation and amortization                         281,392         495,558
                                                      ---------       ---------

                                                        561,099         901,081
                                                      ---------       ---------

Loss before provision for income taxes                 (117,368)       (343,154)

Provision for income taxes                                1,168             435
                                                      ---------       ---------

Net loss                                              $(118,536)      $(343,589)
                                                      =========       =========

Net loss per common share:

 Basic and diluted                                    $  (0.006)      $  (0.018)
                                                      =========       =========

 Cash dividends per common share                      $    None       $    None
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                              Common Stock
                                              ------------         Additional
                                          Shares        Amount   Paid In Capital
                                          ------        ------   ---------------

Balance December 31, 2000               19,646,652    $ 932,333    $ 4,827,201

Net loss for 2001                               --           --             --
                                        ----------    ---------    -----------

Balance December 31, 2001               19,646,652      982,333      4,827,201

Stock returned and canceled               (800,000)     (40,000)      (320,550)

Stock subscription receivable - paid            --           --             --

Stock issued                               125,000        6,250         (5,625)

Net loss                                        --           --             --
                                        ----------    ---------    -----------

Balance December 31, 2002               18,971,652    $ 948,583    $ 4,501,026
                                        ==========    =========    ===========

                                                   Notes Receivable-
                                        Deficit     Stock Purchase    Total
                                        -------     --------------    -----

Balance December 31, 2000              $(4,954,751)   $(362,500)     $ 492,283

Net loss for 2001                         (343,589)          --       (343,589)
                                       -----------    ---------      ---------

Balance December 31, 2001               (5,298,340)    (362,500)       148,694

Stock returned and canceled                     --      360,550             --

Stock subscription receivable - paid            --        1,950          1,950

Stock issued                                    --           --            625

Net loss                                  (118,536)          --       (118,536)
                                       -----------    ---------      ---------

Balance December 31, 2002              $(5,416,876)   $      --      $  32,733
                                       ===========    =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            2002         2001
                                                            ----         ----

Cash flows from operating activities:
Net loss                                                $(118,536)   $(343,589)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Consulting expense                                            625           --
Depreciation and amortization                             281,392      495,558
Accounts receivable                                        15,564       36,451
Inventory                                                  (1,050)       2,915
Prepaid expenses and other current assets                      --        5,543
Security deposits                                            (966)       3,126
Accrued expenses and other
current liabilities                                       (54,251)     (59,000)
                                                        ---------    ---------

Net cash provided by operating activities                 122,778      141,004
                                                        ---------    ---------

Cash flows from investing activities:
Computer software development costs                       (94,462)    (143,049)
                                                        ---------    ---------

Net cash used in investing activities                     (94,462)    (143,049)
                                                        ---------    ---------

Cash flows from financing activities:
Proceeds from note receivable - stock purchase              1,950           --
                                                        ---------    ---------

Net cash provided by investing activities                   1,950           --
                                                        ---------    ---------

Net increase (decrease) in cash                            30,226       (2,045)

Cash - beginning of year                                   10,643       12,688
                                                        ---------    ---------

Cash - end of year                                      $  40,909    $  10,643
                                                        =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1.  GENERAL BUSINESS DESCRIPTION/CONCENTRATION OF CREDIT RISK:

The Company develops and markets proprietary computer software to programmers, resellers and computer users. The Company's sales are made on credit to customers who are based in North and South America, Europe, Africa, Asia and Australia. In 2002 and 2001, sales to one customer and two customers comprised approximately 12% and 25% of the Company's sales and approximately 5% and 8% of the Company's accounts receivable at December 31, 2002 and 2001, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include Egan Systems, Inc. ("the Company") and Envyr Corp., its wholly-owned, inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH:

Cash includes all cash balances and highly liquid investments with a maturity of three months or less. The Company maintains its cash in one bank account which, at times, may exceed the $100,000 federally insured limits. At December 31, 2002, bank balances did not exceed the insured limits. The Company has not experienced any losses in such accounts.

INVENTORY:

Inventory, which consists primarily of computer peripherals, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets of five years, or in the case of leasehold improvements, over the life of the lease, if shorter.

REVENUE RECOGNITION:

Product revenues are recognized at the time of shipment.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.):

EARNINGS PER SHARE:

Basic net income per common share is computed based on the weighted average number of outstanding common shares. The number of shares used in the computation of basic net income per common share were 19,426,789 and 19,646,652 in 2002 and 2001, respectively. Fully diluted net income per common share is computed based on the weighted average number of outstanding common shares plus the shares that would be outstanding assuming conversion of the outstanding options and warrants. In 2000 and 2001, for purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computations of fully diluted earnings per share were 19,426,789 and 19,646,652 in 2002 and 2001, respectively (Note 12).
Fully diluted earnings per share amounts are not presented for 2002 and 2001 because it is anti-dilutive (Note 12).

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

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.):

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption of this statement will materially impact its financial position, results of operations, or cash flows.

In June 2002, the Financial Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Cost Associates with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are not expected to have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Base Compensation - Transition and Disclosure - an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are not expected to have a material impact on the Company's consolidated financial statements.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. This interpretation clarifies the requirements of a guarantor's disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued and which remain outstanding. The interpretation also clarifies the requirements related to the recognition of a liability for the fair value of the obligation undertaken by the guarantor at the inception of the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are currently effective with the recognition and initial measurement provisions applying to prospective guarantees issued or modified after December 31, 2002. These provisions are not expected to have a material impact on the Company's financial statements.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

      Office furniture and equipment   $ 51,007
      Computer software                 173,494
      Computer hardware                 222,606
      Leasehold improvements              3,975
                                        -------
                                        451,082
      Accumulated depreciation          411,053
                                        -------

                                       $ 40,029
                                       ========


Depreciation expense charged to operations in each of the years ended December 31, 2002 and 2001 amounted to $43,779 and $54,161, respectively.

NOTE 4.  COMPUTER SOFTWARE DEVELOPMENT COSTS:

Computer software development costs consist of the following:

      Computer software development costs .........   $2,582,487
      Accumulated amortization ....................    2,478,123

                                                      $104,364

Amortization expense charged to operations in 2002 and 2001 amounted to $237,613 and $441,397, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company leases its office and warehouse facility under a noncancellable operating lease expiring in December 2003. Minimum future annual rental payments under this lease for the year ending December 31, 2003 is approximately $27,000. Rent expenses charged to operations in the years ended December 31, 2002 and 2001 amounted to $27,148 and $44,803, respectively.

GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, as of December 31, 2002, current liabilities exceed current assets by $112,626.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 5. COMMITMENTS AND CONTINGENCIES (Cont'd.):

GOING CONCERN (Cont'd.)

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

NOTE 6.  RESEARCH AND DEVELOPMENT COSTS:

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 2002 and 2001 were approximately $67,000 and $99,000, respectively.

NOTE 7.  COMMON STOCK:

STOCK SUBSCRIPTION RECEIVABLE:

In October and December 1997 and June 1998, the Company entered into agreements whereby it issued 20,000, 1,400,000 and 30,000 shares, respectively, of the Company's $.05 par value common stock to certain employees of the Company for consideration of $.25 per share or $362,500. Payment for the stock consisted of the issuance of non-interest bearing notes receivable in the amount of $362,500 payable within 20 days of the sale by the employee of the common stock related to these notes receivable, or immediately upon the employee leaving the employment of the Company. If the employee elects not to pay the note receivable upon leaving the Company, then the employee must return the common stock to the Company. The notes receivable are secured by the common stock related to these notes receivable. The transaction had been recorded as a sale of common stock with the notes receivable reflected as a reduction of stockholders' equity.

In 2002, pursuant to the underlying stock purchase agreements, certain former employees, holding 800,000 shares of the Company's issued $.05 par value common stock, returned the outstanding shares to the Company and the shares were canceled. As of December 31, 2002, the equity accounts have been adjusted to reflect the returned shares.

On October 14, 2002, the Company revalued the purchase price of the remaining 650,000 shares of the companys $.05 par value common stock held by two employees from $.25 to $.003 per share, which approximated the market value of the common stock at that date. On December 31, 2002, the employees paid $1,950 for these 650,000 shares of the Company's $.05 par value common stock. As of December 31, 2002, the equity accounts have been adjusted to reflect these transactions.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION:

CASH TRANSACTIONS:

During the years ended December 31, 2002 and 2001, the Company paid cash for corporate income tax payments in each year in the amount of $1,168 and $425, respectively.

NON-CASH TRANSACTIONS:

During the year ended December 31, 2002, the Company issued 125,000 shares of its $.05 par value common stock in exchange for consulting services valued at $0.005 per share or $625.

During the year ended December 31, 2002, certain former employees of the Company returned 800,000 shares of the Company's $0.05 par value common stock in exchange for notes receivable valued at $200,000. Both the common shares and the notes receivable were canceled in 2002.

NOTE 9. ACCOUNTS PAYABLE:

Accounts payable consists of the remainder of an amount due to a vendor for acquired technology purchased in 1999. On February 16, 2001, this vendor filed a cause of action against the Company to collect the amount owed. On April 11, 2001, the vendor discontinued this action, without prejudice. As a result, the vendor is not pressing the Company to pay the outstanding balance due to the poor financial condition of the company. However, because the discontinuance was without prejudice, the vendor has the right to reinstate the cause of action and demand payment of the outstanding amount at any time prior to the expiration of the statute of limitations.

NOTE 10. 401(k) SAVINGS PLAN:

In March 2000, the Company adopted a 401(k) savings Plan that covers all employees of the Company. The Plan was effective March 1, 2000. Contributions to the Plan may be made by all eligible employees up to fifteen percent of their salary. The Company will match twenty-five percent of the employee's contribution up to four percent of each employees base salary.

For the years ended December 31, 2002 and 2001, the Company incurred contribution expense of approximately $2,000 and $6,000, respectively, related to this Plan.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 11. INCOME TAXES:

The components of the deferred tax asset and liability are as follows:

                                                  2002            2001
                                                  ----            ----
                                               Noncurrent      Noncurrent
                                               ----------      ----------

Total deferred tax asset                      $ 2,080,000     $ 2,041,000
Total deferred tax liability                      (42,000)       (102,000)
Valuation allowance                            (2,038,000)     (1,939,000)
                                              -----------     -----------


Net deferred tax asset (liability)            $        --     $        --
                                              ===========     ===========

The provision for income taxes for the years ended December 31, 2002 and 2001 consists of the following:

                                                     2002           2001
                                                     ----           ----

Current tax expense                               $  1,168      $     435
Deferred tax expense                                60,000        176,000
Benefit of net operating loss carryforwards        (60,000)      (176,000)
                                                  --------      ---------

Total                                             $  1,168      $     435
                                                  ========      =========

Reconciliations of the differences between income taxes computed at Federal statutory rates and consolidated provisions for income taxes are as follows:

                                                    2002        2001
                                                    ----        ----
Income taxes computed at Federal statutory
tax rate                                          $   --       $ --
Income tax benefit of capitalized costs
deducted for tax purposes                             --         --
Surtax exemption                                      --         --
State tax provisions                               1,168        435
Benefit of operating loss carryforwards               --         --
                                                  ------       ----

Provision for income taxes                        $1,168       $435
                                                  ======       ====

As of December 31, 2002, the Company has a net operating loss carryforward available for Federal and State income tax purposes in the amount of approximately $5,200,000, expiring from 2007 through 2022.

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 12. COMPUTATION OF NET LOSS PER SHARE:

The following data show the amounts used in computing net loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock.

                                                       2002            2001
                                                       ----            ----

Net loss applicable to common stockholders ...    $  (118,536)    $  (343,589)
                                                  ===========     ===========

Weighted average number of common
 shares used in basic and diluted EPS ........     19,426,789      19,646,652
                                                  ===========     ===========

Basic and diluted EPS ........................    $    (0.006)    $    (0.018)
                                                  ===========     ===========

For 2002 and 2001, the effect of dilutive securities were not included in computing EPS because their effects are anti-dilutive.