Form 10QSB
period 2003-03-31
EGAN SYSTEMS INC
filed 2003-05-20
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 2-95836-NY


                               EGAN SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                          13-3250816
----------------------------------             ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


               4904 Waters Edge Drive, Suite 160 Raleigh, NC 27606
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (919) 851 - 2239
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of May 15, 2003, 18,971,652 shares of Common Stock of the issuer were outstanding.

                               Egan Systems, Inc.
                                      INDEX


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2003                   3

           Unaudited Consolidated Statements of Operations - For the
           three months ended March 31, 2003 and 2002                     4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2003 and 2002             5

           Notes to Consolidated Financial Statements                     6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                            7
  Item 3.  Controls and Procedures                                        7

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                          8
    Item 2.    Changes in Securities                                      8
    Item 3.    Defaults Upon Senior Securities                            8
    Item 4.    Submission of Matters to a Vote of Security Holders        8
    Item 5.    Other Information                                          8
    Item 6.    Exhibits                                                   8
    Signatures                                                            8
    Certifications                                                        9

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       EGAN SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
Cash                                                     $          23,279
Accounts receivable, net of allowance of $3,291                     37,537
Inventory                                                              620

Total Current Assets                                                61,436

PROPERTY AND EQUIPMENT, net                                         29,083

OTHER ASSETS
Computer software development costs, net                            44,961
Security deposit                                                       966

TOTAL ASSETS                                             $         136,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                  $175,917
Accrued liabilities                                                 23,915

TOTAL LIABILITIES                                                  199,832


STOCKHOLDERS' DEFICIT
Common stock, $0.05 par value, 30,000,000
Shares authorized, 18,971,652 shares issued
and outstanding                                                    948,583

Additional paid-in capital                                       4,501,026
Accumulated deficit                                             (5,512,995)

TOTAL STOCKHOLDERS DEFICIT                                        (63,386)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $        136,446


              The accompanying notes are an integral part of these
                       consolidated financial statements

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          For the Three Months Ended March 31,
                                              2003                  2002
                                            ---------             --------




NET SALES                               $     103,107         $      113,609


COST AND EXPENSES
Cost of goods sold                             3,930                   4,442
Research and development                           -                  16,336
Selling, shipping, general and               122,549                  34,253
administrative
Royalty expense                                  453                   2,816
Depreciation and                              72,294                  78,125
amortization

Total Expenses                               199,226                 135,972

NET LOSS                               $     (96,119)        $       (22,363)

BASIC AND DILUTED LOSS PER             $       (0.01)        $         (0.00)
COMMON SHARE

BASIC WEIGHTED AVERAGE                    18,971,652              19,646,652
SHARES



              The accompanying notes are an integral part of these
                       consolidated financial statements

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            For the Three Months Ended March 31,
                                                  2003               2002
CASH FLOWS FROM OPERATIONS
Net loss                                      $ (96,119)        $   (22,362)
Adjustments to reconcile net (loss) to net
 cash used by operating activities:
Depreciation and amortization                    72,294              78,125
Changes in operating assets and liabilities:
Accounts receivable                             (11,615)             (4,268)
Inventory                                         3,930                (750)
Accounts payable and accrued liabilities         13,880             (26,849)

Net cash provided by (used) by operating        (17,630)             23,896
activities

CASH FLOW FROM INVESTING
Computer software development costs                   -             (24,307)

Net cash used in investing activities                 -             (24,307)

CASH FLOW FROM FINANCING
                                                      -                   -

Net cash provided by financing activities             -                   -

Decrease in cash and cash equivalents           (17,630)               (411)

Balance at beginning of year                     40,909              10,643

Balance at end of year                        $  23,279         $    10,232


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       EGAN SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of Egan Systems, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-KSB for the fiscal year ended December 31, 2002.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2003 compared to the Three Months Ended March 31, 2002

     Revenues for the three months ended March 31, 2003, decreased by $10,502 or 9.2% to $103,107 from $113,609 for the corresponding period of the prior year. The decrease in revenue is reflective of the slow domestic economy and the decrease in high tech spending.

     Cost of goods sold for the three months ended March 31, 2003 decreased by $512 or 11.5% to $3,930 from $4,442 for the corresponding period of the prior year. The decrease in cost of goods sold represents the decrease in sales of tools during the three month period ended March 31, 2003.

     There was no research and development done by the Company for the three months ended March 31, 2003. For the corresponding period of the prior year, the company had research and development expenditures of $16,336.

     Selling, shipping, general and administrative expenses increased by $88,296 or 257.8% to $122,549 from $34,253 for the corresponding period of the prior year. The increase in selling, shipping, general and administrative expenses is principally attributable to increases in audit fees and increases in payroll expense.

     Royalty expense declined by $2,363 or 83.9% to $453 for the quarterly period ended March 31, 2003 from $2,816 for the corresponding period of the prior year. The decrease in royalty expenses is attributable to a decline in the sale of third party software.

     Depreciation and amortization expenses declined by $5,831 or 7.5% to $72,294 for the three months ended March 31, 2003 from $78,125 for the corresponding period of the prior year. Decrease in depreciation and amortization reflects the reduction in amortization from less computer software development cost being capitalized.

     As a result of the foregoing, the Company's net operating and loss increased by $73,756 or 330% to $96,119 for the three months ended March 31, 2003 from $22,363 for the period ended March 31, 2002.

Liquidity and Capital Resources

     As of March 31, 2003 the Company had cash of $23,279 and a deficit in working capital of $138,396. This compares with cash of $10,232 and a deficit in working capital of $152,139 as of March 31, 2002.

     Cash used by operating activities totaled $17,630 for the three months ended March 31, 2003. This compares with cash provided by operating activities of $23,896 for the corresponding period of the prior year. The net change is the result of a substantial increase of the net operating loss which was partially offset by a reduction in depreciation and amortization and changes in the current accounts.

     There were no cash flows from investing activities during the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company had computer software development costs of $24,307.

     The Company had no cash flows from any financing activities for either the three months ended March 31, 2002 or March 31, 2003.

     Historically, the Company has funded its operations through the sale of its shares or borrowings from its principal shareholder. As the Company continues to incur net operating losses, the need for outside capital sources becomes more acute. Unless the company is able to become profitable, sell its shares or obtain loans from third parties, the Company will not have sufficient cash to maintain its current operations or continue as a going concern. As of March 31, 2003, the Company had a deficit in working capital of $138,396. Therefore, unless it is able to generate additional business or obtain outside funding, it will have insufficient capital to continue its business operations for the next twelve months.

Item 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

                  None

Item 2.   Changes in Securities

                  None

Item. 3. Senior Securities

                  None

Item 4.  Submissions of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
         None

b)       Reports on Form 8-K
         None
                                    Signature


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                               EGAN SYSTEMS, INC.


                              /s/ Ralph Jordan
                              -------------------------------------
May 20, 2003                 Ralph Jordan
                              Chairman and Chief Executive Officer
                              Secretary / Treasurer and Chief Financial Officer

                                 CERTIFICATIONS

I, Ralph Jordan, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Egan Systems, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

By:/s/ Ralph Jordan
  -----------------------
Ralph Jordan
Chief Executive Officer

I, Ralph Jordan, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Egan Systems, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

By:/s/ Ralph Jordan
  ----------------------
Ralph Jordan
Chief Financial Officer