Form 10QSB
period 2003-06-30
EGAN SYSTEMS INC
filed 2003-07-29
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                               Egan Systems, Inc.
                                      INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet - June 30, 2003                   3

           Unaudited Consolidated Statements of Operations - For the
           three months and six months ended June 30, 2003 and 2002     4

           Unaudited Consolidated Statements of Cash Flows-
           For the six months ended June 30, 2003 and 2002              5

           Notes to Consolidated Financial Statements                   6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                          7
  Item 3.  Controls and Procedures
                                                                        7

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                        8
    Item 2.    Changes in Securities                                    8
    Item 3.    Defaults Upon Senior Securities                          9
    Item 4.    Submission of Matters to a Vote of Security Holders      9
    Item 5.    Other Information                                        9
    Item 6.    Exhibits                                                 9

     Signatures                                                         9
     Certifications
                                       2

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       EGAN SYSTEMS, INC. AND SUBSIDIARIES


                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                     $           7,043
   Accounts receivable, net of allowance of $3,291                     29,719
   Inventory                                                            2,850
                                                           -------------------

Total Current Assets                                                   39,612
                                                           ------------------

PROPERTY AND EQUIPMENT, net                                            21,985

OTHER ASSETS
   Security deposit                                                       966
                                                           --------------------

     TOTAL ASSETS                                           $          62,563
                                                           ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                         $         175,917
   Accrued liabilities                                                 10,886
                                                           ------------------

     TOTAL LIABILITIES                                                186,803
                                                           ------------------


STOCKHOLDERS' DEFICIT
   Common stock, $0.05 par value, 30,000,000 shares
     authorized, 18,971,652 shares issued and outstanding             948,583
   Additional paid-in capital                                       4,501,026
   Accumulated deficit                                             (5,573,849)
                                                           ------------------

TOTAL STOCKHOLDERS DEFICIT                                           (124,240)
                                                           -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $          62,563
                                                           ==================

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           Three Months Ended                    Six Months Ended
                                                               June 30,                               June 30,
                                                 -------------------------------------   --------------------------------
                                                     2003               2002                 2003               2002
                                                 -------------------------------------   --------------------------------

NET SALES                                          $101,949          $  113,142            $ 204,316          $ 226,751
COST AND EXPENSES
  Cost of goods sold
                                                      1,130               6,398                5,060             10,839
  Research and development
                                                          -              15,493                    -             31,829
  Selling, shipping, general and administrative
                                                    109,323              40,631              229,677             74,884
  Royalty expense
                                                      2,187               7,989                4,140             10,805
  Depreciation and amortization
                                                     50,162              83,586              122,411            161,711
                                                     -------            -------             --------            -------

    Total Expenses                                  162,802             154,097              361,288            290,068
                                                    -------            --------             --------            -------
NET LOSS                                           $(60,853)           $(40,955)             156,972)          $(63,317)
                                                    ========           =========            =========          =========
BASIC AND DILUTED LOSS PER COMMON  SHARE              (0.00)              (0.00)               (0.01)             (0.00)
                                                     ======               ======            =========          =========
BASIC WEIGHTED AVERAGE SHARES                    18,971,652           19,496,652          18,971,652          19,496,652
                                                 ===========         ===========           ==========         ==========

        The accompanying notes are an integral part of these consolidated financial statements
                                       4

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               For the Six Months Ended June 30,
                                                     2003             2002
                                                    ------           -------
CASH FLOWS FROM OPERATIONS
   Net loss                                      $ (156,972)      $  (63,317)
Adjustments to reconcile net (loss) to net cash
   used by operating activities:
   Depreciation and amortization                    122,411           161,711
Changes in operating assets and liabilities:
   Accounts receivable                               (3,797)            3,197
   Inventory                                          1,700              (250)
   Security deposit                                                      (966)
                                                          -
   Accounts payable and accrued liabilities           2,792           (52,395)
                                                    ---------        ---------

Net cash provided (used) by operating activities    (33,866)           47,980
                                                    ---------        ---------

CASH FLOW FROM INVESTING
   Computer software development costs                    -           (43,693)
                                                    ---------        ----------
                                                          -

Net cash used in investing activities                                 (43,693)
                                                   ----------        ----------
                                                          -

CASH FLOW FROM FINANCING

                                                          -                -
                                                   ---------         ----------

Net cash provided by financing activities

Increase (decrease) in cash and cash equivalents    (33,866)              4,287

Balance at beginning of year                         40,909              10,643
                                                  -----------        ----------

Balance at end of year                           $    7,043    $        14,930
                                                  ===========        ==========


 The accompanying notes are an integral part of these consolidated financial statements

                       EGAN SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Egan Systems, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10- QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-KSB for the fiscal year ended December 31, 2002.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2003 compared to the Three Months Ended June 30,2002

Revenues for the three months ended June 30, 2003, decreased by $11,193 or 9.9% to $101,949 from $113,142 for the corresponding period of the prior year. The decrease in revenue is reflective of the slow domestic economy and the decrease in high tech spending.

         Cost of goods sold for the three months ended June 30, 2003 decreased by $5,268 or 82.3% to $1,130 from $6,398 for the corresponding period of the prior year. The decrease in cost of goods sold represents the decrease in sales of tools during the three month period ended June 30, 2003.

         There was no research and development activities conducted by the Company for the three months ended June 30, 2003. For the corresponding period of the prior year, the company incurred research and development expenditures of $15,493.

         Selling, shipping, general and administrative expenses increased by $68,722 or 169.1% to $109,353 for the three months ended June 30, 2003 from $40,631 for the corresponding period of the prior year. The increase in selling, shipping, general and administrative expenses is principally attributable to increases in professional fees and increases in payroll expense.

         Royalty expense declined by $5,802 or 72.6% to $2,187 for the three months ended June 30, 2003 from $7,989 for the corresponding period of the prior year. The decrease in royalty expenses is attributable to a decline in the sale of third party software.

         Depreciation and amortization expenses declined by $33,424 or 40.0% to $50,162 for the three months ended June 30, 2003 from $83,586 for the corresponding period of the prior year. Decrease in depreciation and amortization reflects the reduction in amortization from less computer software development cost being capitalized.

         As a result of the foregoing, the Company's net operating and loss increased by $19,898 or 48.6% to $(60,853) for the three months ended June 30, 2003 from $(40,955) for the period ended March 31, 2002.

Six Months Ended June 30, 2003 compared to the Six Months Ended June 30, 2002

Revenues for the six months ended June 30, 2003, decreased by $22,436 or 9.9% to $204,316 from $226,751 for the corresponding period of the prior year. The decrease in revenue is reflective of the slow domestic economy and the decrease in high tech spending.

         Cost of goods sold for the six months ended June 30, 2003 decreased by $5,779 or 53.3% to $5,060 from $10,839 for the corresponding period of the prior year. The decrease in cost of goods sold represents the decrease in sales of tools during the six month period ended June 30, 2003.

         There was no research and development activities conducted by the Company for the six months ended June 30, 2003. For the corresponding period of the prior year, the company incurred research and development expenditures of $31,829.

         Selling, shipping, general and administrative expenses increased by $154,793 or 206.7% to $229,677 for the six months ended June 30, 2003 from $74,884 for the corresponding period of the prior year. The increase in selling, shipping, general and administrative expenses is principally attributable to increases in professional fees and increases in payroll expense.

         Royalty expense declined by $6,665 or 61.7% to $4,140 for the six months ended June 30, 2003 from $10,805 for the corresponding period of the prior year. The decrease in royalty expenses is attributable to a decline in the sale of third party software.

         Depreciation and amortization expenses declined by $39,300 or 24.3% to $122,411 for the six months ended June 30, 2003 from $161,711 for the corresponding period of the prior year. Decrease in depreciation and amortization reflects the reduction in amortization from less computer software development cost being capitalized.

         As a result of the foregoing, the Company's net operating and loss increased by $93,655 or 147.9% to $(156,972) for the six months ended June 30, 2003 from $(63,317) for the six month period ended June 30, 2003.

Liquidity and Capital Resources

         As of June 30, 2003 the Company had cash of $7,043 and a deficit in working capital of $124,240. This compares with cash of $40,909 and a deficit in working capital of $112,626 as of December 31, 2002.

         Cash used by operating activities totaled $33,866 for the six months endef June 30, 2003. This compares with cash provided by operating activities of $47,980 for the corresponding period of the prior year. The net change is the result of a substantial increase of the net operating loss which was partially offset by a reduction in depreciation and amortization and changes in the current accounts.

         There were no cash flows from investing activities during the six months ended June 30, 2003. For the six months ended June 30, 2003, the Company had computer software development costs of $43,693.

         The Company had no cash flows from any financing activities for either the six months ended June 30, 2002 or June 30, 2003.

         Historically, the Company has funded its operations through the sale of its shares or borrowings from its principal shareholder. As the Company continues to incur net operating losses, the need for outside capital sources becomes more acute. Unless the company is able to become profitable, sell its shares or obtain loans from third parties, the Company will not have sufficient cash to maintain its current operations or continue as a going concern. As of June 30, 2003, the Company had a deficit in working capital of $124,240. Therefore, unless it is able to generate additional business or obtain outside funding, it will have insufficient capital to continue its business operations for the next twelve months.

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



b) Reports on Form 8-K


                                    Signature


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                          EGAN SYSTEMS, INC.


                                       /s/ Ralph Jordan
                                       -------------------------------------
July 17, 2003                          Ralph Jordan
                                       Chairman and Chief Executive Officer
                                       Secretary / Treasurer and Chief Financial
                                       Officer

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

Dated: July 17, 2003

By: /s/ Ralph Jordan
 ------------------------
Ralph Jordan
Chief Executive Officer

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

Dated: July 17, 2003

By:  /s/ Ralph Jordan
 ------------------------
Ralph Jordan
Chief Financial Officer