Form 10QSB
period 2003-09-30
EGAN SYSTEMS INC
filed 2003-11-13
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of November 1, 2003, 29,971,652 shares of Common Stock of the issuer were outstanding.

                               Egan Systems, Inc.
                                      INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Unaudited Consolidated Financial Statements

           Unaudited Consolidated Balance Sheet - September 30, 2003       3

           Unaudited Consolidated Statements of Operations - For the
           three months and nine months ended September 30, 2003 and 2002  4

           Unaudited Consolidated Statements of Cash Flows-
           For the nine months ended September 30, 2003 and 2002           5

           Notes to Consolidated Financial Statements                      6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                             7
  Item 3.  Controls and Procedures
                                                                           7

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                           8
    Item 2.    Changes in Securities                                       8
    Item 3.    Defaults Upon Senior Securities                             9
    Item 4.    Submission of Matters to a Vote of Security Holders         9
    Item 5.    Other Information                                           9
    Item 6.    Exhibits                                                    9

     Signatures                                                            9
     Certifications
                                       2

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
Cash                                                               $ 3,540
Accounts receivable, net of allowance of $3,291                     62,371
Inventory                                                            2,915
                                                                    ------
Total Current Assets                                                68,826
                                                                   -------
PROPERTY AND EQUIPMENT, net                                         15,371
OTHER ASSETS
Security deposit                                                       966
                                                                      ----
TOTAL ASSETS                                                      $ 85,163
                                                                 =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                 $ 175,917
Accrued liabilities                                                 29,527
                                                                   -------
TOTAL LIABILITIES                                                  205,444
                                                                  --------
STOCKHOLDERS' DEFICIT
Common stock, $0.05 par value, 30,000,000 shares
authorized, 18,971,652 shares issued and outstanding               948,583
Additional paid-in capital                                       4,501,026
Accumulated deficit                                             (5,569,890)
                                                                -----------
TOTAL STOCKHOLDERS' DEFICIT                                       (120,281)
                                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 85,163
                                                                 =========

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         Three Months Ended                      Nine Months Ended
                                          September 30,                          September 30,
                                    2003                   2002            2003                  2002


NET SALES                        $ 130,562            $ 124,059       $ 332,916             $ 350,816
                                 ----------           ----------      ----------            ----------
COST AND EXPENSES
Cost of goods sold                    2,135               6,289           7,195                17,128
Research and development                  -              19,533               -                51,360
Selling, shipping, general and
administrative                      112,874              44,191         341,568               119,077
Royalty expense                       2,505               8,094           6,645                18,899
Depreciation and amortization         8,556              82,212         130,967               243,923
                                     ------             -------        --------              --------
Total Expenses                      126,070             160,319         486,375               450,387
                                   --------            --------        --------              --------
NET LOSS                            $ 4,492           $ (36,260)     $ (153,459)            $ (99,577)
                                   ========           ==========     ===========            ==========
BASIC AND DILUTED LOSS PER
COMMON  SHARE                        $ 0.00             $ (0.00)       $ (0.01)              $  (0.01)
                                    =======             ========        ========              ========
BASIC WEIGHTED AVERAGE SHARES    18,971,652          19,421,652      18,971,652            19,421,652
                                ===========         ===========     ===========           ===========

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                    2003              2002
                                                    -----             -----
CASH FLOWS FROM OPERATIONS
Net loss                                        $ (153,459)        $ (99,577)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation and amortization                      130,967           243,923
Changes in operating assets and liabilities:
Accounts receivable                                (36,449)          (10,889)
Inventory                                            1,635              (500)
Security deposit                                         -              (966)
Accounts payable and accrued liabilities            19,937           (49,819)
                                                   -------           --------
Net cash provided (used) by operating activities   (37,369)           82,172
                                                   --------          --------
CASH FLOW FROM INVESTING
Computer software development costs                     -            (68,694)
                                                   --------          --------
Net cash used in investing activities                   -            (68,694)
                                                   --------          --------
CASH FLOW FROM FINANCING
Net cash provided by financing activities               -                  -
                                                   --------          --------
Increase (decrease) in cash and cash equivalents   (37,369)           13,478
Balance at beginning of period                      40,909            10,643
                                                   --------          --------
Balance at end of period                          $  3,540          $ 24,121
                                                   ========          ========

                        EGAN SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

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


2.       GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and periods. In addition, the Company has used substantial amounts of working capital in its operations so that as of September 30, 2003, current liabilities exceed current assets by $136,618.


3.       SUBSEQUENT EVENTS

          On October 3, 2003, the Company issued 11,000,000 shares of common stock for the acquistion of the Tofino Group-Alberni Mining Division, a group of 35 mining claims, from Goldtech Mining Corporation, a Washington corporation. On November 5, 2003, the Shareholders approved a reverse split of the Company's shares on a one for one-hundred basis and changed the par value from $.05 per share to $.001 to increase the authorized number of shares from 30,000,000 to 95,000,000 common shares and 5,000,000 preferred shares; the acquisition of the remaining mining claims of Goldtech Mining Corporation in exchange for an additional 11,000,000 shares of the company's post reverse split common stock; the change of the company's name to Goldtech Mining Corporation; and the change of the State of Incorporation from Delaware to Nevada.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2003 compared to the Three Months Ended September 30,2002

Revenues for the three months ended September 30, 2003, increased by $6,503 or 5.3% to $130,562 from $124,059 for the corresponding period of the prior year. The increase in revenue resulted from increased sale of services which was partially offset by a decrease in the sale of tools.

     Cost of goods sold for the three months ended September 30, 2003 decreased by $4,154 or 66.1% to $2,135 from $6,289 for the corresponding period of the prior year. The decrease in cost of goods sold represents the decrease in sales of tools during the three month period ended September 30, 2003.

     There were no research and development activities conducted by the Company for the three months ended September 30, 2003. For the corresponding period of the prior year, the company incurred research and development expenditures of $19,533. Although the Company continues to conduct research and development, the cost of such has been included as part of the Company's general and administrative expenses.

         Selling, shipping, general and administrative expenses increased by $68,683 or 155.5% to $112,874 for the three months ended September 30, 2003 from $44,191 for the corresponding period of the prior year. The increase in selling, shipping, general and administrative expenses is principally attributable to increases in payroll expense.

     Royalty expense declined by $5,589 or 69.1% to $2,505 for the three months ended September 30, 2003 from $8,094 for the corresponding period of the prior year. The decrease in royalty expenses is attributable to a decline in the sale of third party software.

         Depreciation and amortization expenses declined by $73,656 or 89.6% to $8,556 for the three months ended September 30, 2003 from $82,212 for the corresponding period of the prior year. The decrease in depreciation and amortization reflects the reduction in amortization from less computer software development costs being capitalized.

     As a result of the foregoing, the Company had net income of $4,492 for the three months ended September 30, 2003 compared to a loss of $36,260 for the period ended September 30, 2002.

Nine Months Ended September 30, 2003 compared to the Nine Months Ended September 30, 2002

     Revenues for the nine months ended September 30, 2003, decreased by $17,900 or 5.1% to $332,916 from $350,816 for the corresponding period of the prior year. The decrease in revenue is reflective of the slow domestic economy and the decrease in high tech spending although demand for services did increase during the third quarter.

     Cost of goods sold for the nine months ended September 30, 2003 decreased by $9,933 or 58.0% to $7,195 from $17,128 for the corresponding period of the prior year. The decrease in cost of goods sold represents the decrease in sales of tools during the nine month period ended September 30, 2003.

     There were no research and development activities conducted by the Company during the nine months ended September 30, 2003. For the corresponding period of the prior year, the company incurred research and development expenditures of $51,360. Although the Company continues to conduct research and development, the cost of such has been included as part of the Company's general and administrative expenses.

     Selling, shipping, general and administrative expenses increased by $222,491 or 186.9% to $341,568 for the nine months ended September 30, 2003 from $119,077 for the corresponding period of the prior year. The increase in selling, shipping, general and administrative expenses is principally attributable to increases in professional fees and increases in payroll expense.

         Royalty expense declined by $12,254 or 64.9% to $6,645 for the nine months ended September 30, 2003 from $18,899 for the corresponding period of the prior year. The decrease in royalty expenses is attributable to a decline in the sale of third party software.

         Depreciation and amortization expenses declined by $112,956 or 46.3% to $130,967 for the nine months ended September 30, 2003 from $243,923 for the corresponding period of the prior year. The decrease in depreciation and amortization reflects the reduction in amortization from less computer software development costs being capitalized.

     As a result of the foregoing, the Company's net operating loss increased by $53,882 or 54.2% to $153,459 for the nine months ended September 30, 2003 from $99,577 for the nine month period ended September 30, 2003.

Liquidity and Capital Resources

     As of September 30, 2003 the Company had cash of $3,540 and a deficit in working capital of $136,618. This compares with cash of $40,909 and a deficit in working capital of $112,626 as of December 31, 2002.

     Cash used by operating activities totaled $37,369 for the nine months ended September 30, 2003. This compares with cash provided by operating activities of $82,172 for the corresponding period of the prior year. The net change is the result of a substantial increase of the net operating loss and reduced depreciation and amortization which was partially offset by changes in the current accounts.

     There were no cash flows from investing activities during the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company had computer software development costs of $68,694.

         The Company had no cash flows from any financing activities for either the nine months ended September 30, 2002 or September 30, 2003.

     Historically, the Company has funded its operations through the sale of its shares or borrowings from its principal shareholders. As the Company continues to incur net operating losses, the need for outside capital sources becomes more acute. Unless the company is able to become more profitable, sell its shares or obtain loans from third parties, the Company will not have sufficient cash to maintain its current operations or continue as a going concern. As of September 30, 2003, the Company had a deficit in working capital of $136,618. Therefore, unless it is able to generate additional business or obtain outside funding, it will have insufficient capital to continue its business operations for the next twelve months.

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

                                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

                  None

Item 2.   Changes in Securities

     On November 5, 2003 the shareholders of the Company approved a one for one-hundred reverse stock split and changed the par value of the shares from $.05 to $.001. This change is effective as of November 17, 2003.

Item. 3. Senior Securities

                  None

Item 4.  Submissions of Matters to a Vote of Security Holders

     On November 5, 2003 the shareholders approved a change in the Company's name from Egan Systems, Inc. to Goldtech Mining Corporation; approved a one for one-hundred reverse stock split and changed the par value from $.05 per share to $.001; approved a change in the state of incorporation of the Company from Delaware to Nevada; and ratified the aquisition of the assets of Goldtech Mining Corporation, a Washington corporation. With the exception of the acquisition, all matters approved will be effective as of November 17, 2003. The acquisition will be completed when the documentation and information is approved by the Company's Board of Directors.

Item 5.  Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

2.1 Agreement for the Purchase of Assets of Goldtech Mining Corporation, a Washington corporation
2.2   Articles and Plan of Merger as filed with the Secretary of State of Nevada
2.3 Articles and Plan of Merger as filed with the Secretary of State of Delaware
3.1 Articles of Incorporation of Goldtech Mining Corporation, a Nevada corporation
3.2   Bylaws of Goldtech Mining Corporation


b) Reports on Form 8-K
        None

                                    Signature


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                          EGAN SYSTEMS, INC.


                                       /s/ Ralph Jordan
                                       -------------------------------------
November 13, 2003                      Ralph Jordan
                                       Chairman and Chief Executive Officer
                                       Secretary / Treasurer and Chief Financial
                                       Officer

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

Dated: November 13_, 2003

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

Dated: November 13, 2003

By: /s/ Ralph Jordan
 ------------------------
Ralph Jordan
Chief Financial Officer