Form 10KSB
period 2003-12-31
EGAN SYSTEMS INC
filed 2004-04-21
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                          Commission File No. 2-95836NY

                           GOLDTECH MINING CORPORATION
                ------------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                       13-3250816
 ------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

              4904 Waters Edge Drive, Suite 160, Raleigh, NC 27606
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code


Registrant's Telephone Number, Include Area Code: (919) 851-2239

Securities Registered Pursuant to Section 12(b) of the Act:
------------------------------ -------------------------------------------------

    Title of Each Class               Name of Each Exchange on Which Registered
            None                                        None
------------------------------ -------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $457,918

         The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of March 31, 2004 was 11,871,725. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2004, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $ 7,190,779.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Transitional Small Business Disclosure Format:   Yes      No   X
                                                        ----    ------

                                TABLE OF CONTENTS

                                                                            Page
                                                                           -----
PART I

         Item 1.  Description of Business......................................3
         Item 2.  Description of Properties....................................5
         Item 3.  Legal Proceedings 5...........................................
         Item 4.  Submission of Matters to a Vote
                  of Security Holders..........................................5

PART II

         Item 5.  Market for Common Equity and
                  Related Stockholder Matters..................................6
         Item 6.  Management's Discussion and Analysis or Plan of Operation....6
         Item 7.  Financial Statements.........................................8
         Item 8.  Changes in and Disagreements with Accountants...............18
         Item 8A. Control and Procedures......................................18

PART III

         Item 9.  Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act...........................18
         Item 10. Executive Compensation......................................19
         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management.......................................19
         Item 12. Certain Relationships and Related Transactions..............20
         Item 13. Exhibits and Reports of Form 8-k............................21
         Item 14. Principal Accountants Fees & Services.......................21

                  Signatures..................................................21
                  Certifications..............................................22

                                     PART I
Item 1.  Description of Business

The Company has two lines of business; the development marketing and supporting of computer software products and service and since November 2003, the acquisition and development of mining properties.

Computer Software Products

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

In late 2000, the Company introduced an upgraded version of its ICOBOL product, ICOBOL 3. This version was the first version to move away from the D.G. type architecture. This next generation product offers substantially more features than ICOBOL 2 as well as vastly larger program sizes. ICOBOL 3 will allow the Company to attack other COBOL dialects and to more fully compete with other COBOL vendors. ICOBOL 3 is the underlying language on which the Company's attempt to substantially broaden its market is based

In mid-2001, a GUI-based Integrated Development Environment (ICIDE) was added to the ICOBOL 3 Windows platform. Based on the Company's existing compiler technology and incorporating aspects of the G-2K tool suite as well as a GUI editor, developers who chose ICOBOL 3 with the ICIDE will experience a substantial productivity gain in a user friendly graphical environment. Many of these users will no longer be required to go out and purchase additional tools from other vendors for their developers resulting in substantial savings.

In 2003, the company introduced its new Character Thin Client support. This product built on the success of the GUI Thin Client in 2002 and allows increased Internet and WAN use of the Company's products with a greatly decreased cost of ownership and support for the customers. With the combination of both a GUI and a Character Thin Client customers can pick the solution necessary for each. In the summer of 2003, Egan updated its pricing schedule. In general, prices were increased by 10% to offset rising costs. This was the first price change since 1994. In addition, time limits were set for upgrades such that there would be an increase in upgrade fees starting on January 1, 2004.

New Products

The Company continues to look at expanding its offerings with new products focused on providing for more one-source shopping for the company's customers. With that in mind in the Spring of 2004 the company introduced its Integrated SQL support. With this new optional product, customers can use standard databases directly from within COBOL. They can use standard SQL syntax to retrieve and/or modify data stored in any ODBC-compliant database like MS SQL, Oracle, and MySQL. This product facilitates use of the Company's products with customers' other applications. It also addresses the need for support of a full database product from within COBOL.

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

In 2003, sales to five customers comprised approximately 50% of the Company's sales. One of these customers accounted for approximately 16% of sales. This was due to the Company being hired as a consultant on a large programming project. Another company provided 12% of sales and functions as a distributor for the Company. Other than those five, no customer provided more than 5% of the Company's sales.

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

Mining Properties

Acquisition of Mining Claims

During 2003 the Company acquired the mining claims listed below by the issuance of 11,110,000 common shares to an affiliate, and other non-related parties, and the issuance of 575,000 common shares to a consultant. The terms of the acquisition includes an obligation to pay $1,500,000 upon completion of subsequent financing and the start of development of the properties. The affiliate is a pre-exploration company. Mineable ore reserves have not been proven and therefore all costs of acquisition and exploration have been expensed.

Tofino Group-Alberni Mining Division

The Tofino Group consists of 35 claims in the Tofino Group containing approximately 1,700 acres located on the west coast of Vancouver Island. Topographical and control surveys have been undertaken to augment the property database. The claims require Can $7,350 each year in work or fees. The claims will expire in August 2004.

Mets Lease - Liard Mining Division

The Mets Leases consists of 200 claims containing approximately 500 acres located in the new Todoggone Mining Camp in North Western British Columbia. Part of the purchase included several years of records and data still to be analyzed. The Claims require Can $2,000 in work or fees each year. The claims expire in April 2005.

Silvercup Claims - Revelstoke Mining Division

The Silvercup Claims consist of 85 claims containing 4,400 acres in the Revelstoke Mining Division which are adjacent to an existing and historic gold and silver mining camp in British Columbia. The claims require Can $18,060 in work of fees each year. The claims expire in September 2004.


Employees

At December 31, 2003, Egan Systems has 4 full time employees, 2 of which are engaged in software development or support and 2 are involved in sales, administration and support.


Item 2.  Description of Property

The Company leases approximately 2,000 square feet of office space in Raleigh, North Carolina. The lease on the property is on a month to month basis requiring monthly rental payments of approximately $2,000.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

On November 5, 2003, a special meeting of the shareholders was held. At this meeting the shareholders approved the following:

1. To amend the Articles of Incorporation to reverse split the Company's common shares on a one for one-hundred basis to increase the number of authorized common shares from 30,000,000 to 95,000,000 and authorized 5,000,000 preferred shares, both $.001 par value.
2. To amend the Articles of Incorporation to change the name of the Company to Goldtech Mining Corporation. 3. To change the Company's state of Incorporation from Delaware to Nevada. 4. To ratify the acquisition of certain mining claims in British Columbia, Canada.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The table below sets forth the high and low closing bid prices of the Company's Common Stock for the last two calendar years. Since the shares are not listed on NASDAQ, but on the Eastern Regional "Pink Sheets" and on the NASDAQ Electonic Bulletin Board (Symbol "GMNC"), the Company can only supply a general estimate of the price range of its shares on a quarterly basis.

Calendar Years                                       Bid Prices

2002                                             High             Low
First Quarter                                    $0.014           $0.007
Second Quarter                                   $0.010           $0.006
Third Quarter                                    $0.008           $0.006
Fourth Quarter                                   $0.011           $0.003

2003
First Quarter                                    $0.01            $0.01
Second Quarter                                   $0.01            $0.01
Third Quarter                                    $0.01            $0.01
Fourth Quarter*                                  $1.90            $1.00

* Reflects the one for one-hundred reverse split.

On April 15, 2004, the high bid and asked quotations for the Company `s Common Stock was $1.04 and $1.04 per share, respectively.

The Company believes that on December 31, 2003, there were approximately 161 shareholders of record and approximately 1,800 shareholders holding the Company's stock in street name.

The Company has not paid any dividends on its Common Stock and has determined, for the foreseeable future, to retain earnings, if any, to fund additional development and to take advantage of any opportunities that might become apparent.

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues. Revenues for the year-ended December 31, 2003 increased by $14,187 or 3.2% to $457,918 from $443,731 for the year-ended December 31, 2002. The principal reason for this increase was an increase in service income which was partially offset by a decrease in the sale of tools.

Cost of Sales. Cost of sales for the year ended December 31, 2003 decreased by $12,434 or 57.3% to $9,273 from $21,707 for the year ended December 31, 2002.
The decrease in the cost of sales resulted from the decrease in the sale of tools.

Selling and Administrative Expenses. Selling and administrative expenses for the year ended December 31, 2003 increased by $294,055 or 173.3% to $463,739 from $169,684 for the year ended December 31, 2002. The increase in selling and administrative expenses is principally attributable to an increase in payroll expenses.

Research and Development Expense. Research and development expense for the year-ended December 31, 2003 decreased by $61,725 or 92.7% to $4,851 from $66,576 for the year ended December 31, 2002. The principal reason for the decrease is that although the Company continues to conduct research, the majority of these expenditures have been reclassified to administrative expenses.

Royalty Expense. Royalty expense for the year-ended December 31, 2003 decreased by $14,220 of 65.4% to $7,520 from $21,740 fro the year ended December 31, 2002. The decrease in royalty expense is attributable to the decline in the sale of third party software.

Mineral Claims- Cost of Acquisition - As a result of the acquisition of certain gold mining claims during the year ended December 31, 2003, the Company incurred acquisition costs of $23,760. There were no such costs incurred during the year ended December 31, 2002.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2003 decreased by $250,119 or 88.9% to $31,273 from $281,392 for the year ended December 31, 2002. The decrease in depreciation and amortization expense reflects a change in accounting whereby the company no longer capitalizes and amortizes its software development costs, but instead expenses such costs to the period in which they were incurred.

Provision for Income Taxes. There was no provision for income taxes for the year ended December 31, 2003 as the Company incurred a net operating loss and has no taxes which are refundable. For the year ended December 31, 2002, the Company incurred a tax liability for state franchise taxes of $1,168. There were no franchise taxes in the current year because the Company is no longer a Delaware corporation but a Nevada corporation, a state which has no franchise or income taxes.

Income from the Settlement of Debt. For the year ended December 31, 2003, the Company received a benefit of $69,608 from the settlement of an account payable for less than it had been carried on the Company's books and records. There were no corresponding income items for the year-ended December 31, 2002.


 Liquidity and Capital Resources

As of December 31, 2003 the Company had cash of $13,046 and working capital of $34,846. This compares with cash of $40,909 and a deficit in working capital of$112,626 as of December 31, 2002.

Cash used by operating activities totaled $27,861 for the year ended December 31, 2003. This compares with cash provided by operations of $122,778 for the year ended December 31, 2002. The change resulted from a decrease in depreciation and amortization of $250,119 and change in the current accounts, principally the reduction of $104,072 in accounts payable and an increase in prepaid expense of $106,296 which was partially offset by a reduction ion the net operating loss and the issuance of shares for mineral claims.

There was no cash used or provided by investing activities for the year ended December 31, 2003. For the year ended December 31, 2002, $94,462 was used in the development of computer software.

There was no cash used or provided by financing activities for the year ended December 31, 2003. For the year ended December 31, 2002, the Company received $1,950 from the issuance of its stock.

Historically, the Company has funded its operations through the sale of its shares or borrowings from its principal shareholders. However, the company continues to incur net operating losses and its financial statements have been qualified on an going concern basis. Furthermore, with the acquisition of the gold mining claims, the Company has obligated itself to significant future development costs. Therefore, unless the Company's operations became profitable, or it is able to sell additional shares, it will be unable to continue as a going concern.

Item 7. Financial Statements

TABLE OF CONTENTS

                                                                           Page

INDEPENDENT ACCOUNTANTS' REPORT

FINANCIAL STATEMENTS

  Consolidated Balance Sheet - December 31, 2003 \

  Consolidated Statements of Operations - December 31, 2003 and 2002

  Consolidated Statements of Changes in Stockholders' Equity

  Consolidated Statements of Cash Flows - December 31, 2003 and 2002

  Notes to Consolidated Financial Statements

MADSEN & ASSOCIATES, CPA's  INC.                      684 East Vine St.  Suite 3
---------------------------------                            Murray, Utah  84107
Certified Public Accountants and                          Telephone 801-268-2632
Business Consultants                                            Fax 801-262-3978


Board of Directors
Goldtech Mining Corporation and Subsidiary
Raleigh, North Carolina

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Goldtech Mining Corporation and Subsidiary at December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldtech Mining Corporation and Subsidiary at December 31, 2003 and the results of operations, and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
April 12, 2004                            s\Madsen & Associates, CPA's  Inc.

      GOLDTECH MINING CORPORATION AND SUBSIDIARY CONSOLIDATEDBALANCE SHEETS
                                December 31, 2003



ASSETS
CURRENT ASSETS
   Cash                                                          $ 13,048
    Accounts receivables                                           44,001
    Inventory                                                       4,107
                                                                 --------
       Total Current Assets                                        61,156
                                                                 --------

EQUIPMENT - net of accumulated depreciation                         8,756
                                                                 --------

                                                                 $ 69,912
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                            $ 26,309
                                                                 --------

       Total Current Liabilities                                   26,309
                                                                 --------

STOCKHOLDERS' EQUITY

    Preferred stock
         5,000,000 shares authorized at $.001 - none issued            -
   Common stock
        95,000,000 shares authorized, at $.001 par value;
        11,873,725 shares issued and outstanding                   11,874
    Capital in excess of par value                              5,461,495
   Accumulated deficit                                         (5,429,766)
                                                               ----------
       Total  Stockholders'  Equity                                43,603
                                                               ----------
                                                                $  69,912


              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002



                                                 Dec 31,               Dec 31,
                                                  2003                  2002
                                                ---------            ----------

REVENUES                                      $  457,918             $ 443,731
                                               ---------              ---------

EXPENSES

    Cost of sales                                  9,273                21,707
    Selling and administrative                   463,739               169,684
    Research and development                       4,851                66,576
   Royalties                                       7,520                21,740
   Mineral claims - costs of acquisition          23,760                     -
    Depreciation and amortization                 31,273               281,392
                                               ---------             ---------
                                                 540,416               561,099

NET LOSS - before other income                   (82,498)             (117,368)

OTHER INCOME AND EXPENSE

     Provision for income tax                          -                (1,168)
     Income from settlement of debt               69,608                     -
                                              ----------            ----------

NET LOSS                                       $ (12,890)           $ (118,536)
                                              ==========            ==========

NET LOSS PER COMMON SHARE
   Basic and diluted                              $ (.01)             $   (.63)
                                              -----------           ----------
AVERAGE   OUTSTANDING SHARES

    Basic   (stated in 1,000's)                    2,137                   189
                                              -----------           ----------



              The accompanying notes are an integral part of these
                             financial statements.

                                               GOLDTECH  MINING CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2003 and 2002



                                                                             Capital in
                                                             Common Stock     Excess of       Accumulated
                                                Shares          Amount        Par Value        Deficit
                                               --------     ---------------  ------------    -------------


Balance December 31,  2001                      195,475        $ 196       $ 5,809,338      $ (5,298,340)

Common capital stock returned and
    cancelled                                    (8,000)          (8)         (360,542)                -

Issuance of common stock for services
    at $.50                                       1,250            1               624                 -

Net operating loss for the year ended
December 31, 2002                                     -            -                 -          (118,536)

Balance December 31, 2002                       188,725          189         5,449,420        (5,416,876)

Issuance of common stock to consultant -
   acquisition of mineral claims - at $.22      575,000          575            12,075                 -
Issuance of common stock for mineral
   claims - at $.001                         11,110,000       11,110                 -                 -

Net operating loss for the year
   ended December 31, 2003                            -            -                 -           (12,890)

Balance December 31, 2003                    11,873,725     $ 11,874       $ 5,461,495      $ (5,429,766)
                                             ==========       ======         =========        ==========




                          The accompanying notes are an
                  integral part of these financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002




                                                                           Dec 31          Dec 31
                                                                            2003            2002
                                                                         ---------       ---------

CASH FLOWS FROM
OPERATING ACTIVITIES

   Net loss                                                             $ (12,890)       $ (118,536)
Adjustments to reconcile net loss to net cash
       provided by operating  activities

          Depreciation and amortization                                    31,273           281,392
          Capital stock issued for mineral claims                          23,760                 -
          Changes in current assets and liabilities
            Accounts receivable                                           (18,079)           15,564
            Inventory                                                         443            (1,050)
             Prepaid expenses                                             105,330              (966)
            Accounts payable                                             (157,698)          (53,626)



          Net Change in Cash From Operations                              (27,861)          122,778
                                                                        ----------        ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
          Computer software development costs                                   -           (94,462)
                                                                        ----------       -----------


CASH FLOWS FROM FINANCING
   ACTIVITIES
          Proceeds from issuance of stock                                       -            1,950
                                                                        ----------       -----------

   Net change in Cash                                                     (27,861)          30,226
Cash at
Beginning of Period                                                        40,909           10,643
                                                                        ----------       ----------

   Cash at End of Period                                                 $ 13,048        $  40,909
                                                                        ==========       =========


NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 11,110,000 common shares for mineral claims                                 $   11,110

Issuance of 575,000 common shares to consultant - acquisition of mineral claims             12,650
                                                                                         ----------


              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



1. ORGANIZATION

The Company was incorporated in 1987 under the laws of the state of Delaware with authorized common stock of 30,000,000 shares at $.05 par value with the name "Egan Systems, Inc.". The domicile was changed to the State of Nevada on November 5, 2003 in connection with a name change to "Goldtech Mining Corporation" and an increase in the authorized common stock to 95,000,000 shares with a par value of $.001 and the addition of preferred stock of 5,000,000 shares with a par value of $.001. The terms of the preferred stock have not been determined.

On November 17, 2003 the Company completed a reverse stock split of one share for 100 outstanding shares. This report has been prepared showing after stock split shares from inception.

The Company is engaged in the business of developing, selling, and supporting computer software products. During 2003 the Company also entered the business of acquiring and developing mineral claims.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2003, the Company had a net operating loss available for carry forward of approximately $335,000. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project a profitable operation. The net operating loss will expire starting in 2007 through 2024.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Capitalization of  Mining Claim Costs

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment will be capitalized and depreciated over their useful lives.

Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Inventory

Inventory consists of computer peripherals and is stated at the lower of cost or market.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Equipment

Equipment consists of office, computer software and hardware, and they are being depreciated over five years using the straight line method of depreciation.
       Cost                                       $ 424,898
       Less accumulated depreciation                416,142
                                                  ----------
                                                      8,756

Depreciation expense for 2003 was $31,273 and for 2002 $43,779.

Long Lived-Assets

The Company periodically evaluates the economic lives of its long-lived assets and if there has been an impairment in the value a loss would be recognized in the operating statement.

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned inactive subsidiary, Envyr Corp. All intercompany transactions have been eliminated.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable and accounts payable, are considered by management to be their estimated fair values.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003



3.  ACQUISITION OF MINING CLAIMS

During 2003 the Company acquired the mining claims listed below by the issuance of 11,110,000 common shares to an affiliate, and other non related parties, and the issuance of 575,000 common shares to a consultant. The terms of the acquisition includes an obligation to pay $1,500,000 upon completion of subsequent financing and the start of development of the properties. The affiliate is a pre-exploration company. Mineable ore reserves have not been proven and therefore all costs of acquisition and exploration have been expensed.

Tofino Group - Alberni Mining Division

The Tofino Group consists of 35 claims in the Tofino Group containing approximately 1,700 acres located on the west coast of Vancouver Island. Topographical and control surveys have been undertaken to augment the property database. The claims require Can $7,350 each year in work or fees. The claims will expire in August 2004.

Mets Lease - Liard Mining Division

The Mets Leases consists of 200 claims containing approximately 500 acres located in the new Todoggone Mining Camp in North Western British Columbia. Part of the purchase included several years of records and data still to be analyzed. The claims require Can $2,000 in work or fees each year. The claims expire in April 2005

Silvercup Claims - Revelstoke Mining Division

The Silvercup Claims consist of 85 claims containing 4,400 acres in the Revelstoke Mining Division which are adjacent to an existing and historic gold and silver mining camp in British Columbia. The claims require Can $18,060 in work or fees each year. The claims expire in September 2004.

4.  401(K) SAVINGS PLAN

During March 2000 the Company adopted a 401(k) saving plan that covers all employees of the Company. Contributions to the plan may be made by all eligible employees up to 15% percent of their salary and the Company will match 25% of the employees' contribution up to four percent of his base salary.

During 2003 the Company made contributions to the plan of $2,770 and in 2002 $2,000.


5.  COMMON CAPITAL STOCK

During 2003 the Company issued 11,110,000 common shares to an affiliate, and other non related parties, and 575,000 shares to a consultant, for the purchase of mining claims as outlined in note 3.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and a manager have acquired 19% of the common capital stock issued. An officer received a salary of $102,982 for the year 2003.

7.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and debt which will enable the Company to conduct operations for the coming year.

8.  SUBSEQUENT EVENTS

On March 16, 2004, the Company entered into a one-year agreement with Pan American Relations to conduct investors relations for 25,000 restricted shares of common stock to be issued by April 30, 2004, plus approved expenses. There are no monthly fees.

On March 26, 2004 the Company entered into an Asset Acquisition Agreement with Solid Resources, Ltd., a publicly held Alberta corporation, to acquire an option in undeveloped mineral properties located near Salamanca, Spain. The purchase price is $25,000 with Solid to maintain a carried interest of 25% of the property for any and all net profits and 25% of the funds in the event that the Property is sold. The Company issued a note for the $25,000 at no interest for 120 days and agrees to spend a minimum of $600,000 of recordable exploration work on the property by September 15, 2007 at a rate of a minimum of $150,000 per year beginning with the work to be performed by September 15, 2004. Solid has the right to convert the 25% carried interest for up to 5,000,000 shares of the Company at a rate of 200,000 shares for each 1% at any time up to 24 months from the signing of the Agreement.

On March 31, 2004 the Company sold 417,195 shares of common stock at $.75 per share to Glen Lockton Investments, Inc., an Ontario corporation, for $312,896. Glen Lockton Investments, Inc. has the right to acquire an additional share of common stock for $1.50 per share within one year.

 Item 8.  Changes in and Disagreements with Accountants

During our two most recent fiscal years, there have been no disagreements with either of our accounting firms on any matters of accounting principal or practices, financial statement disclosures or auditing scope or procedures, which disagreement(s) if not resolved to the satisfaction of either of our auditors would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports.

On March 19, 2004, as a result of the acquisition of the mining claims, the Company terminated the services of Gabor & Associates, the certifying accountants for the year-ended December 31, 2002 and elected Madsen & Associates CPA's, Inc. and its certifying accountants.

Item 8A.  Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.
     .
                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The executive officers and directors of the company as of April 15, 2004 are as follows:

   Name            Age                    Position
  -------         -----                  -----------
Ralph Jordan       50    Chief Executive Officer , Chief Financial Officer
                         & Director
Tracy Kroeker      33    President, Director
Tolan Furusho      34    Secretary/Treasurer, Director
Jack Laskin        75    Director
Nancy Egan         62    Director

     Ralph Jordan. Mr. Jordan has been a director of the Company since 1987 and President of the company since September 2001. Mr. Jordan is the founder of our wholly-owned subsidiary. Envyr and has been employed by it since 1986. Prior to founding Envyr, Mr. Jordan was employee by Data General Corp. where he headed the language department.

     Jack Laskin. Mr. Laskin has been a director of the Company since 1987. Prior to Mr. Laskin's retirement in 1986, he was President of Diplomat Electronics Corp.

     Nancy Egan. Ms. Egan was elected to the board of directors in December 31, 2001 following the death of her husband the former President of the Company. Ms. Egan is a homemaker.

     Tolan Furusho. Mr. Furusho was elected to the Board of Directors in March 2004. Mr. Furusho has practiced law as a sole practicioner since graduating from law school in 1995. Mr. Furusho's principal area of practice is criminal defense. He is a 1995 graduate of Seattle University School of Law.

     Tracy Kroeker. Ms. Kroeker was elected to the Board of Directors in March 2004. Since October 2001, Mr. Kroeker is the Senior Vice President of Solid Resources Ltd., a company engaged in mineral exploration. From 1996 to 2001, Ms. Kroeker was the owner and founder of G-2 Enterprises, Inc. a real estate investment firm

         The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Item 10. Executive Compensation

The following table sets forth information concerning cash and non-cash compensation paid or accrued for service in all capacities to the Company during the year ended December 31, 2002 of each person who served as the Company's Chief Executive Officer during calendar year 2002. No other executive officers totaled annual salary and bonus exceeded $100,000 during the calendar year ended December 31, 2002 or for any of the two previous years.

                                                                             Long-term
 Name & Principal          Annual Compensation                 Other        Compensation
     Position        Year       Salary        Bonus      (Fringe Benefits)  Stock Options
     --------        ----       ------        -----      -----------------  -------------

Ralph Jordan          2003     $107,000          -              13,056             -
                      2002     $112,000          -              13,056             -
                      2001     $122,000          -              13,056             -


Our outside directors are compensated for expenses for each Board of Director's meeting they attend.

Board Committees

The Company currently has an Audit Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets out as of the beneficial ownership of shares of the Company's common stock as of March 31, 2001 of each shareholder of the Company to be a beneficial owner of more than 5% of the Company's common stock and all officers and directors of the Company. The Company has only one class of stock outstanding and all shareholders have equal per share voting rights.

    Name and                  Amount and
    Address of                Nature of
    Beneficial                Beneficial
    Owner (1)                 Owner                     Percent of Class
   --------------           ---------------            -------------------
    Ralph Jordan                   4,900                      (3)

    Jack Laskin                   13,700                      (3)

    Nancy Egan                    15,420                      (3)

    Tracy Kroeker                    -0-                       -

    Tolan Furusho                150,000                    1.26%

    Morgan Stewart             2,100,000                   17.69%
                               ---------                   ------

All officers & directors
  as a group (5) persons         184,020                    1.55%
                               =========                   ======

(1) All addresses are 4904 Waters Edge Drive, Raleigh, NC 27606

(2) All ownership is direct

(3) Less than 1%


Item 12.  Certain Relationships and Related Transactions

On March 26, 2004, the Company executed an Asset Acquisition Agreement with Solid Resources Ltd. for the acquisition of 12,463 acres of property in Spain. A director of the Company, Tracy Kroeker is a Senior Vice President of Solid Resources Ltd.

On August 19, 2003 and November 10, 2003 the Company executed Asset Acquisition Agreements with Goldtech Mining Corporation (GMC), a Washington corporation. A director of the Company, Tolan Furusho was the President and director of GMC as well as a shareholder.

                                     PART IV

Item 13.  Exhibits And Reports On Form 8-K

(a)      Exhibits

2.1 Agreement for the Purchase of Assets of Goldtech Mining Corporation dated August 29, 2003 filed with Form 10-QSB for the quarterly period ended September 30, 2003.

2.2 Articles and Plan of Merger as filed with the Secretary of State of Nevada, filed with Form 10-QSB for the quarterly period ended September 30, 2003.

2.3 Articles and Plan of Merger as filed with the Secretary of State of Delaware, filed with Form 10-QSB for the quarterly period ended September 30, 2003.

2.4* Contract with Pan America Relations for investor  relations dated March 16,
     2004.

2.5* Asset Acquisition Agreement with Solid Resources Ltd. dated March 26, 2004.

2.6* Asset Acquisition Agreement for the acquisition of the Mets Lease and the Silver Cup Claims dated November 10, 2003.

3.1  Articles  of  Incorporation  of  Goldtech  Mining  Corporation,   a  Nevada
     corporation filed with Form 10-QSB for the quarterly period ended September 30, 2003.

3.2 By-laws of Goldtech Mining Corporation filed with Form 10-QSB for the quarterly ended September 30, 2003.

*  Filed herewith

(b)      Reports on Form 8-K

1. Form 8-K dated November 5, 2003 reporting a change in control of the company; the acquisition of additional gold mining claims and the results of the voting at the special shareholders meeting held on November 5, 2003.

Item 14.  Principal Accountants Fees and Services

Audit fees        $8,750
Other fees             0

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             GOLDTECH MINING CORPORATION

                                    By: /s/ Ralph Jordan
                                        ----------------------------------------
Dated: April 21, 2004               Ralph Jordan
                                    Executive Officer & Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                           Title                          Date
      -------                        --------                      --------

/s/ Ralph Jordan
-------------------------
Ralph Jordan                Chief Executive Officer, Chief
                            Financial Officer &  Director        April 21, 2004


/s/ Jack Laskin             Director                             April 21, 2004
-------------------------
Jack Laskin


/s/ Nancy Egan              Director                             April 21, 2004
-------------------------
Nancy Egan

/s/ Tracy Kroeker           President, Director                  April 21, 2004
-------------------------
Tracy Kroeker


/s/ Tolan Furusho           Secretary/Treasurer, Director        April 21, 2004
--------------------------
Tolan Furusho

                                 CERTIFICATIONS

I, Ralph Jordan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Goldtech Mining Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

1. The registrant's other certifying officers and I are responsible for establishing and maintaining
2. disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated: April 21, 2004

By: /s/ Ralph Jordan
------------------------
Ralph Jordan
Chief Executive Officer

I, Ralph Jordan, certify that:


1. I have reviewed this annual report on Form 10-KSB of Goldtech Mining Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 21, 2004

By: /s/ Ralph Jordan
-----------------------
Ralph Jordan
Chief Financial Officer

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002



--------------------------------------------------------------------------------

I, Ralph Jordan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Goldtech Mining Corporation; on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Goldtech Mining Corporation.



By: /s/ Ralph Jordan

----------------------------

Name: Ralph Jordan

Title: Chief Executive Officer

April 21, 2004

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Ralph Jordan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Goldtech Mining Corporation; on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Goldtech Mining Corporation.



By: /s/ Ralph Jordan
------------------------------
Name: Ralph Jordan

Title: Chief Financial Officer

April 21, 2004