Form 10QSB
period 2004-03-31
EGAN SYSTEMS INC
filed 2004-05-12
CIK 763846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from to _____________

                        Commission File number 2-95836NY

                           GOLDTECH MINING CORPORATION
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

          Nevada                                            13-3250816
-------------------------------                   ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

 4904 Waters Edge Drive, Suite 160, Raleigh, NC                     27606
-----------------------------------------------              -------------------
(Address of principal executive offices)                          (Zip Code)

                                 919- 851-2239
               --------------------------------------------------
               Registrant's telephone number, including area code



        (Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                          Outstanding as of May 6, 2004
   ---------------------                 -----------------------------
   Common  Stock, $0.001                          12,290,920

                           GOLDTECH MINING CORPORATION

                                      INDEX


                                                                            Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

  ITEM 1.
            Consolidated Balance Sheets........................................4
              March 31, 2004 (unaudited) and December 31, 2003

            Unaudited Consolidated Statements of Operations
              Three  months ended March 31, 2004  and  2003....................5

            Unaudited Consolidated Statements of Cash Flows
               Three months ended March 31, 2004 and  2003.....................6

            Notes to Consolidated Financial Statements.........................7

  ITEM 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................10

  ITEM 3.   Controls and Procedures...........................................11

PART II.  Other Information 11

  ITEM 1.   Legal Proceedings.................................................11
  ITEM 2.   Changes in Securities and Small Business Issuers Purchases
            of Equity Securities..............................................11
  ITEM 3.   Defaults upon Senior Securities...................................12
  ITEM 4.   Submission of Matters to a Vote of Security Holders...............12
  ITEM 5.   Other Information.................................................12
  ITEM 6.   Exhibits and Reports on Form 8-K..................................12

            Signatures........................................................12
            Certifications

PART I - FINANCIAL INFORMATION



This filing contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

ITEM 1. FINANCIAL STATEMENTS

                   GOLDTECH MINING CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                Unaudited       (Audited)
                                                                  Mar 31,        Dec 31,
                                                                   2004           2003
                                                                ----------      ----------

ASSETS
CURRENT ASSETS

   Cash                                                        $ 219,610         $ 13,048
    Accounts receivables                                          25,855           44,001
    Inventory                                                      4,187            4,107
                                                                --------          -------
       Total Current Assets                                      249,652           61,156
                                                                --------          -------

EQUIPMENT - net of accumulated depreciation                        4,499            8,756
                                                                 -------          -------

                                                               $ 254,151         $ 69,912
                                                                ========          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

      Note payable - note 4                                     $ 25,000         $      -
     Accounts payable                                              6,448           26,309
                                                                --------          -------

       Total Current Liabilities                                  31,448           26,309
                                                                --------          -------

STOCKHOLDERS' EQUITY

    Preferred stock
         5,000,0000 shares authorized at $.001 - none issued           -               -
   Common stock
        95,000,000 shares authorized, at $.001 par value;
        12,290,920 shares issued and outstanding                  12,291           11,874
    Capital in excess of par value                             5,773,974        5,461,495
   Accumulated deficit                                        (5,563,562)      (5,429,766)
                                                               ---------        ----------

       Total  Stockholders'  Equity                               22,703           43,603
                                                               ---------        ----------

                                                               $ 254,151        $  69,912
                                                               =========        ==========


              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Three Months Ended March 31
                                   (unaudited)



                                             Mar 31,               Mar 31,
                                              2004                   2003
                                            --------              --------

REVENUES                                   $ 108,806             $ 103,107
                                            --------              --------

EXPENSES

    Cost of sales                             2,120                  3,930
    Selling and administrative              188,984                122,549
    Exploration and concession expense       46,000                      -
Royalties                                     1,240                    453
   Depreciation and amortization              4,258                 72,294
                                            -------               --------
                                            242,602                199,226

NET LOSS                                  $(133,796)               (96,119)
                                            =======               ========
NET LOSS PER COMMON SHARE

   Basic and diluted                         $ (.01)              $  (1.05)
                                            -------               --------
AVERAGE OUTSTANDING SHARES
        (stated in 1,000's)
    Basic                                    12,083                    189
                                            -------               --------
    Diluted                                  17,083                      -
                                            -------               --------



              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the Three Months Ended March 31
                                   (unaudited)



                                                        Mar 31,        Mar 31,
                                                         2004           2003
                                                       ---------      ----------
CASH FLOWS FROM
       OPERATING ACTIVITIES

   Net loss                                           $ (133,796)     $ (96,119)
Adjustments to reconcile net loss to net cash provided by operating activities

          Depreciation and amortization                    4,258         72,294
          Changes in current assets and liabilities
            Accounts receivable                           18,146          5,604
            Inventory                                        (80)         3,930
            Accounts and note payable                      5,138         13,880

          Net Change in Cash From Operations            (106,334)          (411)
                                                       ----------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                               -              -
                                                       ----------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
         Proceeds from issuance of stock                 312,896              -
                                                       ----------      ---------

   Net change in Cash                                    206,562           (411)
Cash at Beginning of Period                               13,048         10,643
                                                       ----------      ---------

   Cash at End of Period                               $ 219,610       $ 10,232
                                                       ==========      =========




              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2004


1. ORGANIZATION

The Company was incorporated in 1987 under the laws of the state of Delaware with authorized common stock of 30,000,000 shares at $.05 par value with the name "Egan Systems, Inc." The domicile was changed to the State of Nevada on November 5, 2003 in connection with a name change to "Goldtech Mining Corporation" and an increase in the authorized common stock to 95,000,000 shares with a par value of $.001 and the addition of preferred stock of 5,000,000 shares with a par value of $.001. The terms of the preferred stock has not been determined.

On November 17, 2003 the Company completed a reverse stock split of one share for 100 outstanding shares. This report has been prepared showing after stock split shares from inception.

The Company is engaged in the business of developing, selling, and supporting computer software products. During 2003 the Company also entered the business of exploration of mineral claims.

2. CONDENSED FINANCIAL STATEMENTS AND FOOTNOTES

              The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

              These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 (b) Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB.

              In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004



3.  ACQUISITION OF MINING CLAIMS

During 2003 the Company acquired the mining claims listed below by the issuance of 11,110,000 common shares to an affiliate, and other non related parties, and the issuance of 575,000 common shares to a consultant. The terms of the acquisition includes an obligation to pay $1,500,000 upon completion of subsequent financing and the start of development of the properties. The affiliate is a pre-exploration company. Minable ore reserves have not been proven and therefore all costs of acquisition and exploration have been expensed.

Tofino Group - Alberni Mining Division

The Tofino Group consists of 35 claims in the Tofino Group containing approximately 1,700 acres located on the west coast of Vancouver Island. Topographical and control surveys have been undertaken to augment the property database. The claims require Can $7,350 each year in work or fees The claims will expire in August 2004.

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

4. ACQUISITION OF MINING  PROPERTIES - SPAIN

On March 26, 2004 the Company entered into an Asset Acquisition Agreement with Solid Resources, Ltd., a publicly held Alberta corporation, to acquire undeveloped mining properties located near Salamanca, Spain. The purchase price is $25,000 with Solid to maintain a carried interest of 25% of the property for any and all net profits and 25% of the funds in the event that the Property is sold. The Company issued a note for the $25,000 at no interest for 60 days and agrees to spend a minimum of $600,000 of recordable exploration work on the property by September 15, 2007 at a rate of a minimum of $150,000 per year beginning with the work to be performed by September 15, 2004. Solid has the right to convert the 25% carried interest for up to 5,000,000 restricted common shares of the Company at a rate of 200,000 shares for each 1% at any time up to 24 months from the signing of the Agreement.

5.  COMMON CAPITAL STOCK

On March 31, 2004 the Company sold 417,195 shares of common stock at $.75 per share to Glen Lockton Investments, Inc., an Ontario corporation, for $312,896. Glen Lockton Investments, Inc. has the right to acquire an additional share of common stock for $1.50 per share within one year.

6.  CONTINUING  LIABILITIES

On March 16, 2004, the Company entered into a one-year agreement with Pan American Relations to conduct investors relations for 25,000 restricted shares of common stock to be issued by April 30, 2004, plus approved expenses. There are no monthly fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company has two lines of business; the development marketing and supporting of computer software products and service and since November 2003, the acquisition and development of mining properties.

Comparison  of the quarter  ended March 31, 2004 to the quarter  ended March 31,
2003

Revenues for the quarterly period ended March 31, 2004 increased by $5,699 or 5.5% to $108,806 from $103,107 for the quarterly period ended March 31, 2003. The principal reason for this increase in revenue was a price increase which went into effect on July 1, 2003.

Cost of sales for the quarterly period ended March 31, 2004 decreased by $1,810 or 46.1% to $2,120 from $3,930 for the quarterly period ended March 31, 2003. The decrease in the cost of sales resulted from the decrease in the sale of tools.

Selling and administrative expenses for the quarterly period ended March 31, 2004 increased by $66,435 or 54.2% to $188,984 from $122,549 for the quarter ended March 31, 2003. The increase in selling and administrative expenses is principally attributable to the cost of the expansion into the exploration of mineral claims.

Exploration and concession expense of $ 46,000 resulted from the purchase of and exploration of mining claims during the quarterly period ended March 31, 2004.

Royalty expense for the quarterly period ended March 31, 2004 increased by $787 or 173.7% to $1240 from $453 for the quarterly period ended March 31, 2003. The increase in royalty expense is attributable to an increase in the sale of third party software.

Depreciation and amortization expenses for the quarterly period ended March 31, 2004 decreased by $68,036 or 94.1% to $4,258 from $72,294 for the quarterly period ended March 31, 2003. The decrease in depreciation and amortization expense was caused by the final write off of capitalized costs of the software development.

There were no provisions for income taxes for either the quarter ended March 31, 2004 or March 31, 2003 as the Company incurred losses in both periods.

 Liquidity and Capital Resources

As of March 31, 2004 the Company had cash of $219,610 and working capital of $218,204. This compares with cash of $13,048 and working capital of $34,847 as of December 31, 2003. Cash used by operating activities totaled $106,334 for the quarter ended March 31, 2004. This compares with cash used by operations of $411 for the quarter ended March 31, 2003. This change resulted from a decrease change in the current accounts and a large operating loss which was partially offset by a reduction in depreciation and amortization.

There was no cash used or provided by investing activities for either the quarterly period ended March 31, 2004 or March 31, 2003.

There was an increase in cash provided by financing activities for the quarterly period ended March 31, 2004 from the issuance of capital stock for $312,896. There were no financing activities for the corresponding period of the prior year.

Historically, the Company has funded its operations through the sale of its shares or borrowings from its principal shareholders. However, the company continues to incur net operating losses and with the acquisition of the mining claims, the Company has obligated itself to significant future exploration costs. Therefore, unless the Company's operations became profitable, or it is able to sell additional shares, it will be unable to continue as a going concern.


ITEM 3   CONTROL AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securiteis Exchange Act of 1934 Rule 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filling date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(c) Changes in internal controls. There were no significant changes in our internal controls or to our knowlege, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS


                                      None.


                          ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2004 the Company issued 417,195 common shares for cash of $312,896.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                            ITEM 5. OTHER INFORMATION

On March 26, 2004 the Company entered into an Asset Acquisition Agreement with Solid Resources, Ltd., a publicly held Alberta corporation, to acquire undeveloped mining properties located near Salamanca, Spain. The purchase price is $25,000 with Solid to maintain a carried interest of 25% of the property for any and all net profits and 25% of the funds in the event that the Property is sold. The Company issued a note for the $25,000 at no interest for 60 days and agrees to spend a minimum of $600,000 of recordable exploration work on the property by September 15, 2007 at a rate of a minimum of $150,000 per year beginning with the work to be performed by September 15, 2004. Solid has the right to convert the 25% carried interest for up to 5,000,000 restricted common shares of the Company at a rate of 200,000 shares for each 1% at any time up to 24 months from the signing of the Agreement

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

   None

b. Reports on Form 8-K

   1. Form 8-K dated March 23, 2004 reporting a change in certifying accountants.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDTECH MINING CORPORATION

                                 By: /s/ Ralph Jordan
                                 ----------------------------------------
Dated: May 12, 2004               Ralph Jordan
                                  Executive Officer & Chief Financial Officer

CERTIFICATIONS

I, Ralph Jordan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Goldtech Mining Corporation;

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

Dated: May 12 , 2004

By: /s/ Ralph Jordan
------------------------
Ralph Jordan
Chief Executive Officer

I, Ralph Jordan, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Goldtech Mining Corporation;

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

Dated: May 12 , 2004

By: /s/ Ralph Jordan
-----------------------
Ralph Jordan
Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------


I, Ralph Jordan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Goldtech Mining Corporation; on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Goldtech Mining Corporation.



By: /s/ Ralph Jordan

----------------------------

Name: Ralph Jordan

Title: Chief Executive Officer

May  12, 2004

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------

I, Ralph Jordan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Goldtech Mining Corporation; on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Goldtech Mining Corporation.


By: /s/ Ralph Jordan
------------------------------
Name: Ralph Jordan

Title: Chief Financial Officer

May 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized