Form 10-Q
period 2004-06-30
GOLDTECH MINING CORP
filed 2004-08-26
CIK 763846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from to Commission File number 2-95836NY


                           GOLDTECH MINING CORPORATION
                 -----------------------------------------------
               (Exact name of registrant as specified in charter)

        Nevada                                             13-3250816
-------------------------------              -----------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


4904 Waters Edge Dr., #160, Raleigh, NC 27606                    27606
---------------------------------------------         --------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (919) 851-2239
               Registrant's telephone number, including area code



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class                          Outstanding as of August 20, 2004
---------------------                  --------------------------------
 Common  Stock, $0.001                           13,895,920

                                      INDEX


                                                                           Page
                                                                          Number
PART I.   Financial Information

  ITEM 1.      Financial Statements (unaudited)...............................3

               Consolidated Balance Sheets....................................4
                 June 30, 2004 and December 31, 2003

               Consolidated Statements of Operations
                 Three and six months ended June 30, 2004  and  2003..........5

               Consolidated Statements of Cash Flows
                  Six months ended June 30, 2004 and  2003....................7

               Notes to Financial Statements..................................8

  ITEM 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............13

  ITEM 3.      Controls and Procedures.......................................15

PART II.  Other Information

  ITEM 1.       Legal Proceedings.............................................15
  ITEM 2.       Changes in Securities and Small Business Issuers Purchase of
                Equity Securities.............................................15
  ITEM 3.       Defaults Upon Senior Securities...............................15
  ITEM 4.       Submission of Matters to a Vote of Security Holders...........15
  ITEM 5.       Other Information.............................................15
  ITEM 6.       Exhibits and Reports on Form 8-K..............................15


                Signatures....................................................16
                Certifications................................................17

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


ITEM 1. FINANCIAL STATEMENTS


The accompanying consolidated balance sheets of Goldtech Mining Corporation and Subsidiary (development stage company) at June 30, 2004 and December 31, 2003, and the statements of operations and cash flows for the three and six months ended June 30, 2004 and 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                    GOLDTECH MINING OPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2004 and December 31, 2003



                                                                   Jun 30,              Dec 31,
                                                                    2004                 2003
                                                                    ----                 ----

ASSETS
CURRENT ASSETS

   Cash                                                            $ 179,460         $ 13,048
    Accounts receivables                                              31,894           44,001
    Inventory                                                          2,123            4,107
                                                                    --------          -------
       Total Current Assets                                          213,477           61,156
                                                                    --------          -------

EQUIPMENT - net of accumulated depreciation                              241            8,756
                                                                    --------          -------

                                                                   $ 213,718         $ 69,912
                                                                     =======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

      Note payable - note 4                                         $ 25,000         $      -
     Accounts payable                                                 10,055           26,309
                                                                    --------          -------

       Total Current Liabilities                                      35,055           26,309
                                                                    --------          -------

STOCKHOLDERS' EQUITY

    Preferred stock
         5,000,0000 shares authorized at $.001 - none issued              -                 -
   Common stock
        95,000,000 shares authorized, at $.001 par value;
        13,895,920 shares issued and outstanding                      13,896            11,874
    Capital in excess of par value                                 7,172,619         5,461,495
   Accumulated deficit                                            (7,007,852)       (5,429,766)
                                                                   ---------        ----------

       Total  Stockholders'  Equity                                  178,663            43,603
                                                                   ---------         ---------

                                                                   $ 213,718          $ 69,912
                                                                   =========         =========

              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
            For the Three and Six Months Ended June 30, 2004 and 2003



                                         Jun 30,         Jun 30,         Jun 30,       Jun 30,
                                          2004            2003            2004          2003
                                          ----            ----            ----         -----

REVENUES                               $ 127,116       $ 101,949       $ 236,497     $ 204,316
                                         --------       ---------       --------      --------

EXPENSES

    Cost of sales                          2,064           1,130           4,184         5,060
    Selling and administrative           165,760         109,323         350,891       229,677
    Exploration and concession
    expense                            1,401,250               -       1,447,250             -
   Royalty Expense                         2,502           2,187           3,742         4,140
   Depreciation and amortization           4,258          50,162           8,516       122,411
                                       ----------        -------       ---------       --------
                                       1,575,834         162,802       1,814,583       361,288
                                       ----------        -------       ---------       -------

NET LOSS                            $ (1,448,718)        (60,853)    $(1,578,086)     (156,972)
                                       ==========        ========      =========       =======

NET LOSS PER COMMON SHARE

   Basic and diluted                      $ (.10)         $ (.01)         $ (.11)       $ (.02)
                                       ----------        --------      ---------       -------

AVERAGE   OUTSTANDING SHARES
                                                                 (stated in 1,000's)
    Basic                                 12,611           9,125          12,083         9,015
                                       ----------        -------       ---------       -------
    Diluted                                1,308               -          12,510             -
                                       ----------        -------       ---------       -------




              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003


                                                                 Jun 30,               Jun 30,
                                                                  2004                  2003
                                                                --------              ---------


CASH FLOWS FROM
       OPERATING ACTIVITIES

   Net loss                                                  $ (1,578,086)           $ (156,972)
Adjustments to reconcile net loss to net cash
       provided by operating  activities

          Issuance of common capital stock for expenses         1,400,250                    -
          Depreciation and amortization                             8,516              122,411
          Changes in current assets and liabilities
            Accounts receivable                                    12,107               (3,797)
            Inventory                                               1,984                1,700
            Accounts and note payable                               8,745                2,792
                                                               -----------            ----------

          Net Change in Cash From Operations                     (146,484)             (33,866)
                                                               -----------            ----------
CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                        -                    -
                                                               -----------            ----------

CASH FLOWS FROM FINANCING
   ACTIVITIES
         Proceeds from issuance of stock                          312,896                    -
                                                               ----------             -----------

   Net change in Cash                                             161,984              (33,866)
Cash at Beginning of Period                                        13,048               40,909
                                                               ----------             -----------

   Cash at End of Period                                        $ 179,460              $ 7,043
                                                               ==========             ===========



              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004



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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. On June 30, 2004, the Company had a net operating loss available for carry forward of approximately $2,722,500. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project a profitable operation. The net operating loss will expire starting in 2007 through 2025.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Unproven  Mining Claim Costs

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

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory

Inventory consists of computer peripherals and is stated at the lower of cost or market.

Equipment

Equipment consists of office, computer software and hardware, and they are being depreciated over five years using the straight line method of depreciation.
       Cost                                              $ 424,898
       Less accumulated depreciation                       424,657
                                                           -------
                                                               241
Long Lived-Assets

The Company periodically evaluates the economic lives of its long-lived assets and if there has been an impairment in the value a loss would be recognized in the operating statement.

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Envyr Corp. All intercompany transactions have been eliminated

Estimates and Assumptions

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

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004



Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  ACQUISITION OF MINING CLAIMS

During 2003 the Company acquired the mining claims listed below by the issuance of 11,110,000 common shares to an affiliate, and other non related parties, and the issuance of 575,000 common shares to consultants or for services rendered. The affiliate is a pre-exploration company. Minable ore reserves have not been proven and therefore all costs of acquisition and exploration have been expensed.

Tofino Group - Alberni Mining Division

The Tofino Group consists of 35 claims in the Tofino Group containing approximately 1,700 acres located on the west coast of Vancouver Island. Topographical and control surveys have been undertaken to augment the property database. The claims require Can $7,350 each year in work or fees, which will be due during August 2004 to extend the lease for the next year.

Mets Lease - Liard Mining Division

The Mets Leases consists of 200 claims containing approximately 500 acres located in the new Todoggone Mining Camp in North Western British Columbia. Part of the purchase included several years of records and data still to be analyzed. The claims require Can $2,000 in work or fees each year, which will be due during April 2005 to extend the lease for the next year.

Silvercup Claims - Revelstoke Mining Division

The Silvercup Claims consist of 85 claims containing 4,400 acres in the Revelstoke Mining Division which are adjacent to an existing gold and silver mining camp in British Columbia. The claims require Can $18,060 in work or fees each year, which will be due during September 2004 to extend the lease for the next year.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004



4. ACQUISITION OF MINING  PROPERTIES - SPAIN

On March 26, 2004 the Company entered into an Asset Acquisition Agreement with Solid Resources, Ltd., a publicly held Alberta corporation, to acquire undeveloped mining properties located near Salamanca, Spain. The purchase price is $25,000 with Solid to maintain a carried interest of 25% of the property for any and all net profits and 25% of the funds in the event that the Property is sold. The Company issued a note for the $25,000 at no interest for 150 days and agrees to spend a minimum of $600,000 of recordable exploration work on the property by September 15, 2007 at a rate of a minimum of $150,000 per year beginning with the work to be performed by September 15, 2004. Solid has the right to convert the 25% carried interest for up to 5,000,000 restricted common shares of the Company at a rate of 200,000 shares for each 1% at any time up to 24 months from the signing of the Agreement.

5.  401(K) SAVINGS PLAN

During March 2000 the Company adopted a 401(k) saving plan that covers all emplyees of the Company. Contributions to the plan may be made by all eligible employees up to 15% percent of their salary and the Company will match 25% of the employees's contribution up to four percent of his base salary.

During this quarter the Company made contributions of $795 to the plan.

6.  COMMON CAPITAL STOCK

On March 31, 2004 the Company sold 417,195 shares of common stock at $.75 per share to Glen Lockton Investments, Inc., an Ontario corporation, for $312,896. Glen Lockton Investments, Inc. has the right to acquire an additional share of common stock for $1.50 per share within one year.

During the current quarter the Company issued 1,605,000 common shares for services.

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and a manager have acquired 42.3% of the common capital stock issued.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004



8.  GOING CONCERN

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has two lines of business; the development marketing and supporting of computer software products and service and since November 2003, the acquisition and development of mining properties.

The following is derived from and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes, as of and for the three and six month periods ended June 30, 2004 and 2003.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

Revenues for the three months ended June 30, 2004 increased by $25,167 or 24.7% to $127,116 from $101,949 for the corresponding period of the prior year. The principal reason for this increase was a combination of increased pricing and an increase in service income and the sale of tools.

Cost of sales for the three months ended June 30, 2004 increased by $934 to $2,064 from $1,130 for the quarter ended June 30, 2003. The increase in the cost of sales resulted from an increase in the sale of licenses.

Selling and administrative expenses for the quarter ended June 30, 2004 increased by $56,437 to $165,790 from $109,323 for the quarter ended June 30, 2003. The increase in selling and administrative expenses is principally attributable to the addition of the mining operations.

Exploration and concession expense of $1,401,250 resulted from the purchase of and exploration of mining claims during the quarter ended June 30, 2004 by the issuance of common stock.

Royalty expense for the quarter ended June 30, 2004 increased by $315 to $2502 from $2,187 for the quarter ended June 30, 2003. The increase in royalty expense is attributable to an increase in the sale of third party software.

Depreciation and amortization expenses for the quarter ended June 30, 2004 decreased by $45,904 to $4,258 from $50,162 for the quarter ended June 30, 2003. The decrease in depreciation and amortization expense is caused by the final write-off of capitalized costs of the software development which occurred during the three months ended June 30, 2003.

There was no provision for income taxes for either the three months ended June 30, 2004 or 2003 as the Company incurred a net operating loss in both periods.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

Revenues. Revenue for the six months ended June 30, 2004 increased by $32,181 or 15.7% to $236,497 from $204,316 for the corresponding period of the prior year. The increase in revenues resulted from a combination of increased pricing and an increase in service income.

Cost of Sales. Cost of sales for six months ended June 30, 2004 decreased by $876 or 17.3% to $4,184 from $5,060 for the corresponding period of the prior year. The decrease in the cost of sales resulted from a decrease in the sale of licenses.

Selling and Administrative Expenses. Selling and administrative expenses for the six months ended June 30, 2004 increased by $121,214 or 52.8% to $350,891 from $229,677 for the corresponding period of the prior year. The increase in selling and administrative expense is primarily the result of the addition of the mining operation and expenses associated therewith.

Exploration and Concession Expenses. Exploration and concession expenses of $1,401,250 are new expenses due to the addition of the mining operations.

Royalty Expense. Royalty expenses for the six months ended June 30, 2004 increased by $3,455 or 83.5% to $7,595 from $4,140 for the corresponding period of the prior year. The increase in royalty expense is due to an increase in the sale of third party software.

Depreciation and Amortization. Depreciation and amortization decreased by $113,895 or 93.0% to $8,516 from $122,411 for the corresponding period of the prior year. The decrease in depreciation and amortization resulted because certain assets were fully depriated during the six months ended June 30, 2004 and accordingly there was no depreciation charge against such assets during the six months ended June 30, 2004.

As a result of the foregoing, the Company's net operating loss increased by $1,421,114 or 905% to $1,578,086 from $156,972 for the corresponding period of the prior year.

 Liquidity and Capital Resources

As of June 30, 2004 the Company had cash of $179,460 and working capital of $173,994. This compares with cash of $13,048 and working capital of $34,847 as of December 31, 2003.

Cash used by operating activities totaled $150,912 for the six months ended June 30, 2004. This compares with cash used by operations of $33,866 for the quarter ended June 30, 2003.

There was no cash used or provided by investing activities for either the six months ended June 30, 2004 or June 30, 2003.

There was an increase in cash provided by financing activities for the six months ended June 30, 2004 an increase in the net operating loss of $1,421,114 and a reduction in depreciation which was partially offset by the issuance of stock for services and changes in the current accounts of $312,896 from the issuance of stock. There were no financing activities for the six months ended June 30, 2003.

Historically, the Company has funded its operations through the sale of its shares or borrowings from its principal shareholders. However, the company continues to incur net operating losses and with the acquisition of the mining claims, the Company has obligated itself to significant future exploration costs. Therefore, unless the Company's operations become profitable, or it is able to sell additional shares, it will be unable to continue as a going concern.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES


   During the quarter ended June 30, 2004 the Company issued 1,605,000 common shares for services.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION


     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLDTECH MINING CORPORATION

                              By: /s/ Ralph Jordan
                                 ----------------------------------------
Dated: August 23, 2004           Ralph Jordan
                                 Chief Executive Officer &
                                 Chief Financial Officer

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

Dated: August 23, 2004

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

Dated: August 23, 2004

By: /s/ Ralph Jordan
-----------------------
Ralph Jordan
Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, Ralph Jordan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Goldtech Mining Corporation; on Form 10-QSB for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Goldtech Mining Corporation.



By: /s/ Ralph Jordan

----------------------------

Name: Ralph Jordan

Title: Chief Executive Officer

August 23, 2004

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Ralph Jordan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Goldtech Mining Corporation; on Form 10-QSB for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Goldtech Mining Corporation.


By: /s/ Ralph Jordan
------------------------------
Name: Ralph Jordan

Title: Chief Financial Officer

August  23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized