Form 10QSB
period 2004-09-30
GOLDTECH MINING CORP
filed 2004-11-22
CIK 763846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to                Commission  2-95836NY
                               ---------    ----------     File number ---------

                           GOLDTECH MINING CORPORATION
                 -----------------------------------------------
               (Exact name of registrant as specified in charter)

          Nevada                                         13-3250816
-------------------------------                ---------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)


4904 Waters Edge Dr., #160, Raleigh, NC 27606                   27606
---------------------------------------------         --------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (919) 859-8184
                -----------------------------------------------
               Registrant's telephone number, including area code



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                          Outstanding as of November 15, 2004
    ---------------------                 ------------------------------------
    Common  Stock, $0.001                                 16,670,241

                                      INDEX


                                                                                      Page
                                                                                      Number

PART I.   Financial Information

          ITEM 1.    Financial Statements...............................................3

                     Consolidated Balance Sheets........................................4
                     September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                     (Unaudited) Consolidated Statements of Operations
                     Three and nine months ended September 30, 2004 and 2003............5

                     (Unaudited) Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2004 and 2003......................7

                     Notes to Financial Statements......................................8

          ITEM 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....................14

          ITEM 3.    Controls and Procedures...........................................16

PART II.  Other Information

          ITEM 1.    Legal Proceedings.................................................17
          ITEM 2.    Unregistered Sale of Equity Securities and Use of Proceeds........17
          ITEM 3.    Defaults Upon Senior Securities...................................17
          ITEM 4.    Submission of Matters to a Vote of Security Holders...............17
          ITEM 5.    Other Information.................................................17
          ITEM 6.    Exhibits and Reports on Form 8-K..................................17


                     Signatures........................................................18
                     Certifications....................................................19


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


ITEM 1. FINANCIAL STATEMENTS



The accompanying consolidated balance sheets of Goldtech Mining Corporation and Subsidiary (development stage company) at September 30, 2004 and December 31, 2003, and the statements of operations and cash flows for the three and nine months ended September 30, 2004 and 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the full year ending December 31, 2004.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2004 and December 31, 2003





                                                                           Sep 30,          Dec 31,
                                                                             2004            2003
                                                                             ----            ----


(unaudited) (audited)
ASSETS
CURRENT ASSETS

   Cash                                                                   $ 33,517         $ 13,048
    Accounts receivables                                                    26,784           44,001
    Inventory                                                                4,559            4,107
                                                                          ---------         --------
             Total Current Assets                                           64,860           61,156
                                                                          ---------         --------

EQUIPMENT - net of accumulated depreciation                                   1046            8,756

                                                                          $ 65,906         $ 69,912
                                                                          =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Note payable - note 4                                                 $ 40,000        $       -
     Accounts payable - note 3                                              87,518           26,309
                                                                          ---------         --------
       Total Current Liabilities                                           127,518           26,309
                                                                          ---------         --------


STOCKHOLDERS' EQUITY

    Preferred stock
         5,000,0000 shares authorized at $.001 - none issued                     -               -
   Common stock
        95,000,000 shares authorized, at $.001 par value;
        13,895,920 shares issued and outstanding                            13,896          11,874
    Capital in excess of par value                                       7,060,619       5,461,495
   Accumulated deficit                                                  (7,136,127)     (5,429,766)
                                                                         ----------      ----------

       Total  Stockholders'  Equity                                        (61,612)         43,603
                                                                         ----------      ----------

                                                                          $ 65,906        $ 69,912
                                                                         ==========      ==========


              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                (UNAUDITED) CONSOLIDATED STATEMENT OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2004 and 2003


                                        Three Months Ended               Nine Months Ended
                                     Sept 30,        Sept 30,       Sept 30,        Sept 30,
                                       2004            2003           2004           2003
                                       ----            ----           ----          -----


REVENUES                            $ 111,968      $ 130,562      $ 347,890      $ 332,916
                                      -------        -------      ---------       --------

EXPENSES

    Cost of sales                       2,284          2,135          6,468           7,195
    Selling and administrative        166,233        112,874        541,978         341,568
    Exploration and concession
    expense                           176,266              -      1,490,516               -
   Royalty Expense                      3,837          2,505          7,579           6,645
   Depreciation and amortization          108          8,556          7,710         130,967
                                      -------        -------      ---------        --------
                                      348,728        126,070      2,133,898         486,375
                                      -------        -------      ---------        --------

NET LOSS                           $ (236,760)        4,492     $(1,706,361)       (153,459)
                                      =======

NET LOSS PER COMMON SHARE

   Basic and diluted                   $ (.02)       $ 0.00          $ (.13)         $ (.02)
                                     --------        ------         -------          -------

AVERAGE   OUTSTANDING SHARES
                                                           (stated in 1,000's)
    Basic                              13,895         9,125           12,873          9,015
                                     --------                         ------
    Diluted                            14,322             -           13,300              -
                                     --------      --------           ------       ---------



              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003



                                                               Sept 30,           Sept 30,
                                                                2004               2003
                                                                ----              -----

CASH FLOWS FROM
       OPERATING ACTIVITIES

   Net loss                                                $ (1,706,361)      $ (153,459)
Adjustments to reconcile net loss to net cash
         provided by operating  activities

          Issuance of common capital stock for expenses       1,288,250                -
          Depreciation and amortization                           7,710          130,967
          Changes in current assets and liabilities
            Accounts receivable                                  17,217          (36,449)
            Inventory                                              (452)           1,635
            Accounts and note payable                           101,209           19,937
                                                              ----------        ---------

          Net Change in Cash From Operations                   (292,427)         (37,369)
                                                              ----------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                     -                -
                                                              ----------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
         Proceeds from issuance of stock                       312,896                -
                                                              ----------        ---------

   Net change in Cash                                           20,469          (37,369)
   Cash at Beginning of Period                                  13,048           40,909
                                                              ---------         ----------

   Cash at End of Period                                    $   33,517          $ 3,540
                                                              =========        ===========



              The accompanying notes are an integral part of these
                             financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2004



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

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. On September 30, 2004, the Company had a net operating loss available for carry forward of approximately $2,017,511. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project a profitable operation. The net operating loss will expire starting in 2007 through 2025.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                               September 30, 2004



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Statement of Cash Flows
For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

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

Unproven Mining Claim Costs
Costs of acquiring, exploring, carrying, and retaining unproven properties are expensed as incurred.

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

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                               September 30, 2004



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Equipment
Equipment consists of office, computer software and hardware, and they are being depreciated over five years using the straight line method of depreciation.
       Cost                                  $ 424,898
       Less accumulated depreciation           423,852
                                               -------
                                                  1046

Long Lived-Assets
The Company periodically evaluates the economic lives of its long-lived assets and if there has been an impairment in the value a loss would be recognized in the operating statement.

Principles of Consolidation
The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Envyr Corporation. All inter-company transactions have been eliminated

Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments
The carrying amounts of financial instruments, including cash, accounts receivable and accounts payable, are considered by management to be their estimated fair values.

Recent Accounting Pronouncements
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                               September 30, 2004



3.  ACQUISITION OF MINING CLAIMS - CANADA

During 2003 the Company acquired the mining claims listed below by the issuance of 11,110,000 restricted common shares to the seller and the issuance of 575,000 common shares to consultants for services rendered. The seller is a pre-exploration company. Mine-able ore reserves have not been proven and therefore all costs of acquisition and exploration have been expensed.

In August, 2004, the Company determined that it had not received clear and unencumbered title to these mining claims as represented in the Asset Acquisition Agreements. The Company informed the seller of this breach and asked for a remedy. No response was forthcoming from the seller. As of September 3, 2004 the Company declared these agreements in default and the Company has requested that the 11,110,000 shares be returned for cancellation since no consideration has been paid. There continues to be no response or remedy from the seller, thus the Company is pursuing the return of these shares and the expenses incurred. Until this matter is resolved, these 11,110,000 shares have been designated non-voting shares by the Company. The Company is evaluating its legal options to recover damages based on the misrepresentation of these agreements. On September 30, 2004 accounts payable includes $26,266 current year filing fees paid by the assignor of the claims.

Tofino Group - Alberni Mining Division

The Tofino Group consists of 35 claims in the Tofino Group containing approximately 1,700 acres located on the west coast of Vancouver Island. Topographical and control surveys have been undertaken to augment the property database. The claims require Can $7,350 each year in work or fees, which will be due during August 2005 to extend the lease for the next year.

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

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                               September 30, 2004



Silvercup Claims - Revelstoke Mining Division

The Silvercup Claims consist of 85 claims containing 4,400 acres in the Revelstoke Mining Division, which are adjacent to an existing gold and silver mining camp in British Columbia. The claims require Can $18,060 in work or fees each year, which will be due during September 2005 to extend the lease for the next year.

4. ACQUISITION OF MINING PROPERTIES - SPAIN

On March 26, 2004 the Company entered into an Asset Acquisition Agreement with Solid Resources, Ltd., a publicly held Alberta corporation, to acquire mining properties located near Salamanca, Spain. The purchase price was $25,000, which was paid, with Solid Resources to maintain a carried interest of 25% of the property for any and all net profits and 25% of the funds in the event that the Property is sold. The Company agreed to spend a minimum of $600,000 of recordable exploration work on the property by September 15, 2007 at a rate of a minimum of $150,000 per year beginning with the work to be performed by September 15, 2004, which was paid. Solid has the right to convert the 25% carried interest for up to 5,000,000 restricted common shares of the Company at a rate of 200,000 shares for each 1% at any time up to 24 months from the signing of the Agreement.

5.  NOTES PAYABLE

The Company is obligated under two 12% notes payable, due in twelve monthly installments. One of these notes is to an officer for $25,000.

6.  401(K) SAVINGS PLAN

During March 2000 the Company adopted a 401(k) saving plan that covers all employees of the Company. All eligible employees may make contributions to the plan, up to 15% percent of their salary; and, the Company will match 25% of the employee's contribution, up to four percent of their base salary.

During this quarter the Company made contributions of $681 to the plan.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                               September 30, 2004



7.  COMMON CAPITAL STOCK

On March 31, 2004 the Company sold 417,195 shares of common stock at $.75 per share to Glen Lockton Management, Inc., an Ontario corporation, for $312,896. Glen Lockton Management, Inc. has the right to acquire an additional share of common stock for $1.50 per share within one year.

In May, 2004, a total of 1,325,000 shares of common stock of the Company were issued and registered under Form S-8 without Board consideration or approval. The Company is taking the necessary steps to have the shares returned that were issued improperly. The Company is evaluating its legal options to recover damages based on the misrepresentation of this issuance.

During the current quarter, the Company issued no shares.

8.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and a manager have acquired 42.3% of the common capital stock issued as of September 30, 2004.

9.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and debt, which will enable the Company to conduct operations for the coming year.

                   GOLDTECH MINING CORPORATION AND SUBSIDIARY
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                               September 30, 2004


10.  SUBSEQUENT EVENTS

In October, 2004, the Company discovered that $312,896 from the March, 2004 stock placement had not been deposited into the Company's account from the trust account where it was received. The Company is working to resolve this problem; and, if necessary, it will take the appropriate legal actions to recover these funds.

In October, 2004, the Company issued 3,200,000 restricted shares of stock for services to the Company, 2,200,000 of which were issued to the President, Tracy Kroeker for her work.

In November, 2004, the Company canceled 425,750 shares of stock recovered to date from the May, 2004 stock issuance.

In November, 2004, the Company sold its software subsidiary back to some of its original owners. This action frees the Company of a subsidiary that has contributed significant losses to the Company and allows the Company to focus solely on its mining operations. All of the liabilities including facilities, 401 (K), and personnel of the software subsidiary will be assumed by the new software company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



The Company has two lines of business; the development marketing and supporting of computer software products and service and since November 2003, the acquisition and development of mining properties.

The following is derived from and should be read in conjunction with, our un-audited, condensed consolidated financial statements and related notes, as of and for the three and nine month periods ended September 30, 2004 and 2003.

Comparison of the three months ended Sept. 30, 2004 to the three months ended Sept. 30, 2003

Revenues. Revenues for the three months ended September 30, 2004 decreased by $18,594 or 14.2% to $111,968 from $130,562 for the corresponding period of the prior year. The principal reason for this decrease was a decrease in service income.

Cost of Sales. Cost of sales for the three months ended September 30, 2004 increased by $149 to $2,284 from $2,135 for the quarter ended September 30, 2003. The increase in the cost of sales resulted from an increase in the sale of first time licenses.

Selling and Administrative Expenses. Selling and administrative expenses for the quarter ended September 30, 2004 increased by $53,359, to $166,233 from $112,874 for the quarter ended September 30, 2003. The increase in selling and administrative expenses is attributable to the addition of the mining operation costs and legal expenses.

Exploration and Concession Expense. Exploration and concession expense of $176,266 resulted primarily from the start of drilling on the Spanish properties and accrued fees on the Canadian properties during the quarter ended September 30, 2004.

Royalty Expense. Royalty expense for the quarter ended September 30, 2004 increased by $1,333 to $3,837 from $2,505 for the quarter ended September 30, 2003. The increase in royalty expense is attributable to an increase in the sale of third party software.

Depreciation and Amortization Expenses. Depreciation and amortization for the quarter ended September 30, 2004 decreased to $108 from $8,556 for the quarter ended September 30, 2003. The decrease in depreciation and amortization expense caused by the final write-off of capitalized costs of the software development which occurred during the three months ended September 30, 2003.

There was no provision for income taxes for either the three months ended September 30, 2004 or 2003 as the Company incurred a net operating loss in both periods.

As a result of the foregoing, the Company incurred a net operating loss of $236,760 compared to an operating profit of $4,492 for the corresponding period of the prior year.


Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Revenues. Revenue for the nine months ended September 30, 2004 increased by $14,874 or 4.4% to $347,890 from $332,916 for the corresponding period of the prior year. The increase in revenues resulted from a combination of increased pricing and an increase in service income.

Cost of Sales. Cost of sales for the nine months ended September 30, 2004 decreased by $727 or 10.3% to $6,468 from $7,195 for the corresponding period of the prior year. The decrease in the cost of sales resulted from a decrease in the sale of licenses.

Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 2004 increased by $200,410 or 58.6% to $541,978 from $341,568 for the corresponding period of the prior year. The increase in selling and administrative expense is the result of the addition of the mining operation cost and expenses associated therewith along with increased legal expenses.

Exploration and Concession Expenses. Exploration and concession expenses for the nine months ended September 30, 2004 of $1,490,516 are new expenses due to the addition of the mining operations.

Royalty Expense. Royalty expenses for the nine months ended September 30, 2004 increased by $934 or 14% to $7,579 from $6,645 for the corresponding period of the prior year. The increase in royalty expense is due to an increase in the sale of third party software.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2004 decreased to $7,710 from $130,967 for the corresponding period of the prior year. The decrease in depreciation and amortization resulted because certain assets were fully depreciated during the nine months ended September 30, 2003 and accordingly there was no depreciation charge against such assets during the nine months ended September 30, 2004.

As a result of the foregoing, the Company's net operating loss increased by $1,552,902 or 1011% to $1,706,361 from $153,459 for the corresponding period of the prior year.

Liquidity and Capital Resources

As of September 30, 2004 the Company had cash of $33,517 and negative working capital of ($62,658). This compares with cash of $13,048 and working capital of $34,847 as of December 31, 2003.

Cash used by operating activities totaled $292,427 for the nine months ended September 30, 2004. This compares with cash used by operations of $37,369 for the nine months September 30, 2003. The principal reason for the increased use of cash was the increase in the net operating loss which was partially offset by a non-cash charge for issuance of shares for services and changes in the current accounts.

There was no cash used or provided by investing activities for either the nine months ended September 30, 2004 or September 30, 2003.

There was an increase in cash provided by financing activities of $312,896 from the proceeds of the sale of common stock for the nine months ended September 30, 2004. There were no financing activities for the nine months ended September 30, 2003.

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

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filling date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(c) Changes in internal controls. All banking and accounting operations were consolidated back to headquarters. There were no other significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A stockholder derivative complaint was filed on October 14, 2004 against the current directors in the United States District Court of the Western District of Washington. The Company does not believe that the suit has merit and motion to dismiss the action has been filed.

A previous suit against the Company filed on September 24, 2004 in the United States District Court of the Western District of Washington by a group calling themselves "The Goldtech Shareholders Protective Committee" was dismissed on October 25, 2004.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004 the Company issued no shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS

   None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLDTECH MINING CORPORATION

                                         By: /s/ Ralph Jordan
                                            -----------------------------------
Dated: November 22, 2004                    Ralph Jordan
                                            Chief Executive Officer &
                                            Chief Financial Officer

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



Dated: November 22, 2004

By:/s/ Ralph Jordan
------------------------
Ralph Jordan
Chief Executive Officer

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



Dated: November 22, 2004

By:/s/ Ralph Jordan
-----------------------
Ralph Jordan
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Ralph Jordan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Goldtech Mining Corporation; on Form 10-QSB for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Goldtech Mining Corporation.



By: /s/ Ralph Jordan
----------------------------

Name: Ralph Jordan

Title: Chief Executive Officer

November 22, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------

I, Ralph Jordan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Goldtech Mining Corporation; on Form 10-QSB for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Goldtech Mining Corporation.


By: /s/ Ralph Jordan
------------------------------
Name: Ralph Jordan

Title: Chief Financial Officer

November 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized