Form 10KSB
period 2004-12-31
GOLDTECH MINING CORP
filed 2005-05-03
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

Commission File No. 2-95836NY

GOLDTECH MINING CORPORATION
____________________________________________________
(Name of small business issuer in its charter)

Nevada	13-3250816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3-11 Bellrose Drive, Suite 314, St. Albert, Alberta	T8N 5C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Include Area Code: (780) 498-2289

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $0

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 31, 2005 was 19,170,241. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $ 19,170,241.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:	Yes	No	X

PART I

Item 1. Description of Business

Business Development

Goldtech Mining Corporation, (the Company) was incorporated under the laws of the state of Nevada in 2003. The Company completed a merger with Egan Systems, Inc. in late 2003 and changed its domicile to the State of Nevada in November 2003 in connection with a name change to Goldtech Mining Corporation.

Egan Systems, Inc. was originally incorporated under the laws of the state of Delaware in 1987. In late 1987, the Company acquired ENVYR Corporation as a wholly owned subsidiary. The Company established its headquarters in Raleigh, North Carolina.

From 1987 to 2003, the Company was primarily engaged in the business of developing, selling and supporting computer software products, particularly products related to the COBOL computer language.

In 2003, the Company adopted an additional line of business of acquiring interests in mining properties to explore and potentially exploit properties for minerals.

In March 2004, the Company entered into an asset acquisition agreement to acquire 100% of the rights, title and interest in the Golpejas Concessions.

From 2003 to until September 2004, the Company had two lines of business: explore and develop potential mining properties and development, marketing and supporting of computer software products and service.

On September 30, 2004, the Company sold its wholly-owned subsidiary, Envyr Corporation and adopted a business plan to focus exclusively on its mining exploration business.

In January, 2005, the Company effectuated a change of control and changed its Headquarters to 3-11 Bellrose Drive, Suite 314, St. Albert, Alberta.

Our auditors have stated in their opinion that there is substantial doubt regarding our ability to continue as a going concern. We were a development stage company with limited revenues, a history of significant losses and a substantial accumulated deficit.

Neither the Company nor its subsidiary has filed any petition for bankruptcy and is not aware of any actions related to bankruptcy. Furthermore, there are no known personnel of Goldtech Mining Corporation who currently have any petitions filed under the Bankruptcy Act or under any state insolvency laws.

Business of the Company

Principle products, services and markets

During 2003 and 2004, the Company was engaged in two principle lines of business: mining exploration and computer software products and services.

Mining Exploration

The Company entered into an asset acquisition agreement to acquire 100% of the rights, title and interest in the Golpejas Concessions, a formerly producing Tin and Tantalum Mine located in Northwest Spain.

The Company is currently in the exploration state of the Golpejas Concessions, no products or minerals are currently being exploited.

Computer Software Products

Until the sale of its subsidiary, Envyr, in September 2004, the Company was engaged in the business of developing, selling and supporting computer software products, particularly products related to the COBOL computer language.

Much of the Company’s existing business is with firms who at one time or another enjoyed a relationship with Data General Corp. (D.G.) and employed one or more versions of D.G.’s COBOL products. In providing an alternative to D.G.’s proprietary products the Company was able to gain customers that had been D.G.’s but also, by the quality of Egan’s product offerings, to make D.G. both a distributor of one of the Company’s products, Interactive COBOL, and in December of 1996 to become an Accredited Service Provider to D.G. for the Company’s VX COBOL product.

Analysis of Software Customers

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

In 2003, sales to five customers comprised approximately 50% of the Company’s sales. One of these customers accounted for approximately 16% of sales. This was due to the Company being hired as a consultant on a large programming project. Another company provided 12% of sales and functions as a distributor for the Company. Other than those five, no customer provided more than 5% of the Company’s sales.

The Company’s software was in use in North and South America, Europe, Africa, Asia, and Australia/New Zealand.

Computer Software Inventory, Supplies and Manufacturing

The Company maintains sufficient quantities of material on hand to satisfy normal shipping requirements. The Company is not forced to rely on any single vendor or group of vendors to satisfy its materials requirement.

Software Competition

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

Software Intellectual Property

All of the Company’s products and source codes are protected by copyright. Furthermore all delivered executable code for MS-DOS, Novell, Windows and the various Unix versions that execute on systems employing Unix is protected from illicit duplication by the requirement for the presence of a unique mechanical security device available only from the Company.

Employees

At December 31, 2004, Goldtech Mining had one full time employee in executive management and administration.

Item 2. Description of Property

Mining Property

Golpejas Concession Overview

The Company entered into an asset acquisition agreement on March 26, 2004 to acquire 100% of the rights, title and interest in the Golpejas Concessions. The Golpejas Concessions is located about 25 kilometers west of the city of Salamanca in Western Spain, close to the Portugal border, encompasses 12,463 acres and includes the formerly producing open pit tin-tantalum mine. The Company is currently in the exploration state of the Golpejas Concession for ore deposits of tin, tantalum, niobium, lithium, cesium, and rubidium as well as other potential mineralization that may be discovered.

The Golpejas property is easily accessible by car, being a 20 minute drive from Salamanca following the C-517 highway to the village of Golpejas. From here the open pit can be reached following the paved road from Golpejas to Espino de los Doctores for about 2.5 kilometers. Many small towns and villages are nearby resulting in water and electrical power being readily available on the mine site. Experienced mine labor is available as this area has a history of metal mining and production. A 25 year old mine and mill infrastructure is still near the property, which could decrease the capital costs of putting this project back into production. The railroad Medina del Campo-Fuentes de Onoro passes only a few kilometers from the Golpejas property.

Under the terms of the agreement, the Company acquires 100% of the rights, title and interest in the Golpejas Concession in exchange for $25,000 cash payment and 25% carried interest to the Seller. Additionally, the Company agrees to perform a minimum of $600,000 US in Exploration work on the property by September 2007 in minimum annual increments of $150,000 due by September 15 of each year. In the event that the Company does not meet these expenditures, the ownership can revert back to the Seller. The Company believes it has met its obligations to date.

Golpejas Concession History

From 1965 to 1985, the Company believes Minera del Duero S.A. exploited the Golpejas deposit as an open pit mine. During the 1970s approximately 5.0 million tons grading 1,500 grams of tin per ton and 150 grams of tantalum per ton were extracted and processed through a 1,000 ton per day operation. The open pit operation ceased in 1977, but Minera del Duero S.A. reworked the tailings until 1985. Over the last five years of operation (1977-1981), the Company believes approximately 460 tons of tin and 22 tons of tantalum concentrate were produced and from 1977 to 1981, approximately 460 tons of tin and 22 tons of tantalum concentrate were extracted and processed from a 1000 ton per day open pit mine operation.

In 1983, the Company believes the Spanish Institute of Mining (“IGME”) and Ente Nacional Adaro, Investigaciones Mineras (“ENADISMA”) carried out geophysical surveys at Golpejas consisting of electromagnetic, magnetometer and gravity surveys and as a result of these surveys, IGME estimated open pit resources of 3.5 million tons of remaining mineral resources with an average grade of 500 grams of tin per ton and 93 grams of tantalum per ton.

In 1999, Desarrollo de Recursos Geologicos S.A.(“DRG”) re-staked the claim on the mineral rights of the Golpejas Concession.

In 2001, exploration Work was conducted on behalf of Solid Resources, the property’s previous owner, consisted of the collection of 27 channel-chip and four panel rock samples in 2001. Results of the channel-chip samples averaged 134.5 parts per million tantalum, 105.0 parts per million niobium, 126.6 parts per million tin and 74.1 parts per million lithium over 4.03 meters. The panel samples averaged 134.25 parts per million tantalum, 115.5 parts per million niobium, 54.5 parts per million tin and 69.5 parts per million lithium.

In 2002, a further 16 panel rock samples were collected over a total strike distance of 400 meters. A property evaluation report prepared for Solid Resources in late 2002 also indicated exceptionally high values for cesium and rubidium. Previously, these metals were not reported or considered in the mining, milling or property reports.

In November 2002, JN Helson, Ph.D., P. Geo., an independent consulting Geologist, completed an evaluation report of the Golpejas Concession. The report recommends a program of scout drilling, trenching, and exploration around the previous mining area where granite outcrops occur. The report concludes that the geology, mineralization and field observation of the Golpejas deposit points strongly toward similarities with other mineralized, per-alkaline, granite ring structures in the world which have been mined for metals like tin, tantalum, and niobium.

In April 2004, HA Sanche, Ph.D., P. Geo., an independent consulting Geologist completed an appraisal of the Golpejas identified probable reserves estimating the value of the ore reserves to be a minimum of $240 Million based on the known 3.5 Million tons and current metal prices of $68.57 per ton.

In January 2005, Goldtech completed a six hole exploration drilling program to confirm tonnages and grade of the Golpejas deposit. The Company believes the results confirm potential production concentrations of Tin and Tantalum.

Goldtech is planning further exploration drilling programs to confirm tonnages and grade of the Golpejas deposit. The Company believes that the proposed drilling program of 100 drill holes at a depth of 250 feet could create additional mineral reserves of 50 to 100 million tons. Goldtech believes that the Golpejas mine could be put back into production within 12 to 18 months, once the drilling has been completed and a feasibility study has been completed to determine the size of operational facilities most appropriate for this property.

Golpejas Concession Geology

The area encompassing the Golpejas property can be subdivided into metamorphosed rocks, overburden and igneous rocks. Three formations of metamorphosed rocks have been mapped:

• Aldeatejada Formation – alternation of politic layers and quartzites and grauwackes. Muscovite, sericite and quartz are the essential minerals of slates and schist, with development in higher metamorphic zones to chlorite and biotite.

•      Golpejas Formation – beds of quartzite with thin intercalations of politic beds.

Towards the base these pelites are reddish and thin, but towards the top they increase in thickness up to 15 centimetres, whereas the quartzites do not surpass 30 centimetres.

There are no conglomerates. Cross bedding is common in the quartzites. The age of this formation is Ordovician and therefore it belongs to the Armorican quartzite.

•      Villarmayor Formation – this formation consists of three units which differ much in terms of lithology. Above the Ordovician quartzites lay a monotonous series of bluish grey slates. In the ore of the Villarmayor syncline appear black spotted slates with intercalations of quartzites thought to be of Silurian age.

Overburden material of the Tertiary and quaternary periods consists predominantly of detrital sediments.

The Golpejas property lies within a small metamorphic terrain which is flanked as much to the north as to the south by extensive formations of granites which cover the centre-west of the province.

•      Northern zone granites – consist of the granites that form the Ledesma batholith.

The granites of this zone, closest to the Golpejas property, are heterogeneous, fine grained, euco and muscovite granites. All have been tectonized due to the Juzbado shear zone.

•           Southern zone granites – consist predominantly of strongly deformed, two mica granites, fine grained leucogranites with muscovite, tourmaline and late granodiorites.

•           Albite granites of Golpejas – represent the albitic leucogranites in the Golpejas deposit area. The bank that crops out in the northern section contains mainly albite, muscovite and quartz in variable amounts, showing at times only albite, only muscovite with quartz, or all three minerals with up to 80% albite content. Potassium feldspar may be present, but only occurs in small amounts and is always strongly kaolinized. In the southern section the content of the strongly kaolinized microcline increases and the plagioclase becomes more basic. The albite is always idiomorphic and shows characteristics of early crystallization. The quartz and potassium feldspar crystallization occurs after the albite, muscovite and tin. Other minerals found include: apatite, tourmaline, zircon, beryl, topaz, rutile casserite, columbo-tantalite and tapiolite.

Golpejas Mineralization

The Golpejas tin-tantalum deposit occurs in a ring like structure and is made up of sheets of per-alkaline albite microgranite. This structure dips generally less than 45 degrees to the north for the major part of the open pit but changes gradually to the east at the eastern end.

The mineralization occurs as disseminated cassiterite, columbo-tantalite and tapiolite in the microgranite and to a lesser extent in the quartz veins which may also contain amblygonite, and sulphides of copper, tin, zinc, bismuth and silver. Assay results published by a former operator of the Golpejas mine; indicate a near surface tin content of 0.28% tin and an average content of 0.06% tin in the kaolinized albite granite on the bottom of the pit. Similar data for tantalum was not available.

Two types of alteration are present at the Golpejas deposit: greisenization and kaolinization. The greisenization process shows evidence of a pneumatolytic effect in which fluorine rich vapors have acted on the granite. Greisenization, which is often associated with kaolinization, grows stronger towards the top of the structure at the contact with the schists. The greisen varies from a few millimeters to about 20 centimeters in thickness. Due to the strong kaolinization the granite has become very soft, which facilitates the exploitation. The Golpejas deposit has similar characteristics to that of several tin-tantalum deposits around the world, including:

•           the presence of 40 granite ring complexes with per-alkaline albite riebeckite granites being a major rock type in these granites;

•           cassiterite and tantalite mineralization occurring as disseminations, but also within greisen zones; and,

•	quartz veins which may contain pyrite and base metal sulphides.

Office Facility

Through September 30, 2004,the Company leased approximately 2,000 square feet of office space in Raleigh, North Carolina. The lease on the property is on a month to month basis requiring monthly rental payments of approximately $2,000.

Item 3. Legal Proceedings

A Complaint is pending whereas the Company expects to be a plaintiff in litigation against New World Mining, Tolan Furusho, Beverlee Claydon aka Beverlee Kamerling and other related parties in the appropriate jurisdiction of Texas for the recovery and cancellation of the unrecovered 11,110,000 shares, approximately 5,678,000 shares of common stock have been recovered, that were issued to New World Mining (formerly Goldtech Mining, a Washington corporation) and distributed to related third parties. The Company is seeking the recovery of common stock in which consideration was not paid, damages and expenses for misrepresentations in asset acquisition agreements and legal fees.

A Complaint was filed in November 2004 with the Washington Bar Association, Case number WSBA #04-01650, againt Tolan Furusho, Attorney at Law, for the recovery of $312,896 in which Mr. Furusho was the escrow agent and took receipt of funds in trust from the sale of the Company’s common stock.

A complaint was filed on October 1, 2004 with the Seattle Police Department, Case # 04B- 11186, against Tolan Furusho for the recovery of the above $312,896 related to the above matter. A criminal investigation is pending.

A Complaint is pending whereas the Company expects to be a plaintiff in litigation against Tolan Furusho and his associate, Beverlee Claydon aka Beverlee Kamerling appropriate third parties for the issuance of 540,000 and 1,325,000 shares of the Company’s common stock which was issued for consulting work that was not performed and/or improperly under Form S-8 and under the direction of Tolan Furusho and Beverlee Claydon aka Beverlee Kamerling. The Company is seeking the recovery of shares or equal value, interest, expenses and damages. As of April 15, 2005,the Company has recovered approximately 425,750 shares.

A stockholder derivative complaint was filed on October 14, 2004, Case #CV4-2130 against the current directors in the United States District Court of the Western District of Washington. The Company does not believe that the suit has merit and motion to dismiss the action has been filed.

A previous suit against the Company filed on September 24, 2004, Case #C04-2011RMS, in the United States District Court of the Western District of Washington by a group calling themselves “The Goldtech Shareholders Protective Committee” was dismissed on October 25, 2004.

Other than as stated above, we are not currently aware of any other pending, past or present litigation that would be considered to have a material effect us. There are no known bankruptcy or receivership issues outstanding and we have no known securities law violations. Additionally, we have no known legal proceedings in which certain corporate insiders or affiliates of us are in a position that is adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote during the fourth quarter of the fiscal year ending December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The table below sets forth the high and low closing bid prices of the Company’s Common Stock for the last two calendar years. Since the shares are not listed on NASDAQ, but on the Eastern Regional “Pink Sheets” and on the NASDAQ Electronic Bulletin Board (Symbol “GMNC”), the Company can only supply a general estimate of the price range of its shares on a quarterly basis.

Calendar Years	Bid Prices
2003	High	Low
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter*	$1.90	$1.00

2004	High	Low
First Quarter	$1.00	$0.80
Second Quarter	$0.95	$0.42
Third Quarter	$0.55	$0.17
Fourth Quarter	$0.34	$0.20

* Reflects the one for one-hundred reverse split.

On April 15, 2005, the high bid and asked quotations for the Company `s Common Stock was $1.04 and $1.04 per share, respectively.

The Company has not paid any dividends on its Common Stock and has determined, for the foreseeable future, to retain earnings, if any, to fund additional development and to take advantage of any opportunities that might become apparent.

Item 6. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from our expectations. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for products by us and products offered by competitors, as well as general conditions of the marketplace.

The financial statements for the years ended December 31, 2004 and 2003 have been prepared on a going concern basis. The issuance of a going concern opinion by the auditors indicates that the auditors have substantial doubt about the Goldtech’s ability to continue as a going concern. As of December 31, 2004, the Company has accumulated deficit of $6,891,661.

For the year ended December 31, 2003, the Company had continued operations consisting of a software operation under its wholly owned subsidiary, Envyr Corporation and a mining operation in which the Company was accounted for in a consolidated financial statements in prior disclosure. On September 30, 2004, the Company sold its interest in its wholly owned subsidiary, Envyr Corporation, and is being accounted for as a discontinued operation in the financial statements.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues. The Company had no revenues for the continued operations for the year-ended December 31, 2004 and 2003. The Company had revenues of $457,918 for the year ending December 31, 2003 resulting from the discontinued operation.

Cost of Sales. The Company had no cost of sales for the continued operations for the year-ended December 31, 2004 and 2003. The Company had cost of sales of $9,273 for the year ending December 2003 resulting from the discontinued operation.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2004 increase by $1,385,742 or 3420% to $1,426,255 from $40,513. The increase in general and administrative expenses is principally attributable to an increase in legal, corporate and mining expenses.

Exploration Expenses: Exploration expenses for the year ended December 31, 2004 decreased by $23,760 to $0 from $23,760 for the continued operations. The Company no exploration expenses for the year ending December 2003 resulting from the discontinued operation.

Research and Development Expense. The Company had no research and development expenses for the continued operations for the year ended December 31, 2004 and 2003. The Company had Research and development expense for the year-ended December 31, 2003 of $4,851 resulting from the discontinued operation.

Royalty Expense. The Company had no Royalty expenses for the continued operations for the year ending December 31, 2004 and 2003. The Company had royalty expenses for the year ending December 31, 2003 of $7,520 resulting from the discontinued operation.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2004 increased by $7,711 to $7,711 from $0 for the continued operation. The increase is a result of depreciation and amortization of development costs associated with the mineral property. The Company had no Depreciation and amortization expenses for the year ending December 31, 2003 resulting from the discontinued operation.

Deferred Development Costs: Deferred Development Costs for the year ended December 31, 2004 increased by $175,000 to $175,000 from $0 for the continued operation. The increase is a result of the development drilling on the Golpejas property. The Company had no Deferred Costs for the year ended December 31, 2003 from the discontinued operation.

Operating Losses: Operating losses of $1,433,966 for year ending December 31, 2004, increased by $1,369,693 from $64,273 for the year ending December 31, 2003 for the continued operation. The increase reflects the increase in general and administrative expenses. The Company had operating losses of $120,459 for the year ending December 31, 2003 from the discontinued operation.

Provision for Income Taxes. There was no provision for income taxes for the year ended December 31, 2004 and 2003 as the Company incurred a net operating loss and has no taxes which are refundable.

Material Events

In 2003, the Company adopted an additional line of business of acquiring interests in mining properties to explore and potentially exploit properties for minerals.

In 2003, the Company entered into asset acquisition agreements to acquire three (3) mining claims in British Columbia, Canada in exchange for 11,110,000 shares of the Company’s common stock. In August, 2004, the Company determined that it had not received clear and unencumbered title to these mining claims as represented in the Asset Acquisition Agreements. The Company informed the seller of this breach and asked for a remedy. No response was forthcoming from the seller. As of September 3, 2004 the Company declared these agreements in default and the Company has requested that the 11,110,000 shares be returned for cancellation since no consideration has been paid. As of April 15, 2004, approximately 5,678,000 have been returned. There continues to be no response or remedy from the seller, thus the Company is pursuing the return of the remaining shares and the expenses incurred. Until this matter is resolved, these 11,110,000 shares have been designated non-voting shares by the Company. The Company is evaluating its legal options to recover damages based on the misrepresentation of these agreements.

In November 2003, the Company completed a merger with Egan Systems, Inc. in late 2003 and changed its domicile changed to the State of Nevada in November 2003 in connection with a name change to Goldtech Mining Corporation.

In March 2004, the Company entered into an asset acquisition agreement to acquire 100% of the rights, title and interest in the Golpejas Concessions, a formerly producing tin and tantalum mine located in Northwest Spain.

In March 2004, the Company completed a private placement with an investor for $312,896. In October, 2004, the Company discovered that $312,896 from the March, 2004 stock placement had not been deposited into the Company’s account from the trust account where it was received. The Company is working to resolve this problem; and, if necessary, it will take the appropriate legal actions to recover these funds.

In October, 2004, the Company issued 3,200,000 restricted shares of stock for services to the Company, 2,200,000 of which were issued to the President, Tracy Kroeker for her work.

In October, 2004, the Company sold its software subsidiary back to some of its original owners. This action frees the Company of a subsidiary that has contributed significant losses to the Company and allows the Company to focus solely on its mining operations. All of the liabilities including facilities, 401 (K), and personnel of the software subsidiary will be assumed by the new software company.

In November, 2004, the Company canceled 425,750 shares of stock recovered to date from the May, 2004 stock issuance.

In January, 2005, the Company effectuated a change of control and changed its headquarters to 3-11 Bellrose Drive, Suite 314, St. Albert, Alberta

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash of $5,457 compared to $13,048 as of December 31, 2003. The Company had working capital (current assets less current Liabilities) as of December 31, 2004 of $137,406 compared to $34,846 as of December 31, 2003.

Cash used by operating activities totaled $320,896 for the year ended December 31, 2004 which compares with cash provided by the operations of $131,329 for the year ended December 31, 2003. The increase in the cash used is a result of the increase in expenses related to the mining operation and general and administrative requirements of the operation.

Cash used by investing activities totaled $175,000 for the year ended December 31, 2004 compared to no investment activities for the year ended December 31, 2003. The increase in use of cash is related to the investment into deferred development costs for exploration development on the Golpejas Concessions.

Cash provided by financing activities totaled $612,198 for the year ended December 31, 2004 compared to no financing activities for the year ended December 31, 2003. The Company funded its operations through the sale of its shares or borrowings from its principal shareholders and officers reflected in notes payable.

Historically, the Company has funded its operations through the sale of its shares or borrowings from its principal shareholders. However, the company continues to incur net operating losses and its financial statements have been qualified on a going concern basis. The Company has obligated itself to significant future development costs. Therefore, unless the Company’s operations became profitable, or it is able to sell additional shares, it will be unable to continue as a going concern.

Item 7. Financial Statements

GOLDTECH MINING CORPORATION AND SUBSIDIARY

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

Report on audited financial statements	F1

FINANCIAL STATEMENTS

Consolidated balance sheets as of December 31, 2004 and 2003	F2

Consolidated statements of operations for the years ended December 31,	F3
2004 and 2003

Consolidated statements of stockholders’ equity (deficit) for the period from	F4
January 1, 2003 to December 31, 2004

Consolidated statements of cash flows for the years ended December 31,	F5
2004 and 2003

Notes to consolidated financial statements	F6 - F15

E. Randall Gruber, CPA, PC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

GOLDTECH MINING CORPORATION

I have audited the accompanying balance sheets of Goldtech Mining Corporation and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goldtech Mining Corporation and Subsidiary as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E. Randall Gruber, CPA, PC

St. Louis, Missouri

April 22, 2005

GOLDTECH MINING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$5,457	$13,048
Accounts receivable - Trade	-----	44,001
Accounts receivable - Other	312,896	-----
Inventory	-----	4,107
Prepaid expenses	459	-----

Total current assets	318,812	61,156

Property and equipment, net	-----	8,756
Mineral properties deferred development costs	175,000	-----

Total assets	493,812	69,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	10,424	26,309
Accrued expenses	170,982	-----

Total current liabilities	181,406	26,309

Notes payable
Notes payable	217,302	-----
Notes payable - Related parties	82,000	-----

Total notes payable	299,302	-----

Total liabilities	480,708	26,309

Stockholders’ equity
Preferred stock 5,000,000 shares authorized at $.001, no
shares issued and outstanding	-----	-----
Common stock 95,000,000 shares authorized, $.001 par
value, 16,670,170 and 11,873,725 share issued and outstanding	16,670	11,874
Additional paid in capital	6,888,095	5,461,495
Accumulated deficit	(6,891,661)	(5,429,766)

Total stockholders’ equity (deficit)	13,104	43,603

Total liabilities and stockholders’ equity (deficit)	$493,812	$69,912

GOLDTECH MINING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2004 and 2003

		2004		2003

Revenues	$	---	$	---

Operating expenses
Expenses paid with common stock:
General and administrative expenses		1,118,500		---
Exploration		----		23,760
General and administrative expenses		307,755		40,513
Depreciation and amortization		7,711		-----

Total operating expenses from continuing operations		1,433,966		64,273

Loss from continuing operations before other income		(1,433,966)		(64,273)

Interest expense		(9,672)
Other income		162,500		171,842

Income (loss) from continuing operations		(1,281,138)		107,569

Discontinued operations
Income (loss) from discontinued operations		8,366		(120,459)
Loss from disposal of discontinued operations		(189,123)		-----

Loss from discontinued operations		(180,757)		(120,459)

Net loss		(1,461,895)		(12,890)

Loss per share of common stock
Basic:
Continuing operations		(0.09)		0.05
Discontinued operations		(0.01)		(0.06)
Total		(0.11)		(0.01)

Assuming dilution:
Continuing operations		(0.07)		0.05
Discontinued operations		(0.01)		(0.06)
Total		$(0.08)		$(0.01)

Average number of common shares outstanding:
Basic		13,837,843		2,137,000
Assuming dilution		18,002,626		2,137,000

GOLDTECH MINING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from January 1, 2003 to December 31, 2004

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2002	188,725	189	5,449,420	(5,311,230)	138,379

Common stock issued for services	575,000	575	12,075		12,650

Common stock issued for mineral rights	11,110,000	11,110			11,110

Net loss				(118,536)	(118,536)

Balance December 31, 2003	11,873,725	$11,874	$5,461,495	$(5,429,766)	$43,603

Proceeds from sale of stock	417,195	417	312,479	---	312,896

Stock issued for services - Related parties	2,200,000	2,200	172,800	---	175,000

Stock issued for services	2,605,000	2,605	1,366,645		1,369,250

Common stock returned and cancelled	(425,750)	(426)	(425,324)		(425,750)

Net loss	---	---	---	(1,461,895)	(1,461,895)

Balance December 31, 2004	16,670,170	$16,670	$6,888,095	$(6,891,661)	$13,104

GOLDTECH MINING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004 and 2003

		2004		2003

Cash flows from operating activities from continuing operations:
Income (loss) from continuing operations		$(1,281,138)		$107,569
Adjustments to reconcile income from continuing operations
to cash provided by operating activities:
Stock issued for :
General and administrative expenses		1,118,500		12,650
Exploration		---		11,110
Changes in operating assets and liabilities:
Accounts receivable - Other		(312,896)		---
Prepaid expenses		(459)		---
Accounts payable		(15,886)		---
Accrued expenses		170,983		---

Net cash used by operating activities from
continuing operations		(320,896)		131,329

Cash flows from investing activities from continuing operations:
Deferral of development costs		(175,000)		---

Cash flows from financing activities from continuing operations:
Proceeds from issuance of notes payable		217,302		---
Proceeds from issuance of notes to related party		82,000		---
Proceeds from issuance of common stock		312,896		---

Net cash provided by financing activities
from continuing operations		612,198		---

Increase (decrease) in cash and cash equivalents		116,302		131,329

Net cash used in / provided by discontinued operations		(123,893)		(159,190)

Cash and cash equivalents, beginning of year		13,048		40,909

Cash and cash equivalents, beginning of year		$5,457		$13,048

Non-cash investing and financing activities:
Common stock issued for:
Services		$1,118,500		$12,650
Mineral rights	$	-----		$11,110
Exploration	$	-----	$	-----

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Background and Summary of Significant Accounting Policies

Background

Goldtech Mining Corporation (the Company), a Nevada corporation is headquartered in Alberta,
Canada. The Company has been engaged in the business of developing, selling and supporting computer software products. During the year ended December 31, 2003, the Company also began acquiring and developing mineral claims.

The Company was originally incorporated under the name Egan Systems, Inc. in the state of
Delaware in 1987. On November 5, 2003 the Company filed a Certificate of Name Change with the state of Nevada to Goldtech Mining Corporation.

Following is a summary of the Company’s significant accounting policies.

Basis of Presentation

During November, 2004, the Company sold its software subsidiary back to a group of its original owners. The software business was accounted for as a discontinued operation under generally accepted accounting principles (GAAP) and therefore the software business results of operations and cash flows have been removed from the Company’s regular continuing operations and cash flows for all periods presented in this document.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended
December 31, 2004 of $1,461,895 and at December 31, 2004, had an accumulated deficit of $6,891,661. In addition, the Company generates minimal revenue from its operations.
These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the
Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the acquisition and development of mineral claims.

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mine Exploration and Development Costs

The Company records exploration costs as operating expenses in the period that they occur, and only capitalizes exploration costs on areas of interest that have proven reserves and are in development or production. This practice is consistent with prevailing mining industry accounting trends and securities regulations.

Mine development costs are capitalized after proven and probable reserves have been identified and classified as deferred development costs until production ensues. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Property Evaluations

Annually, or more frequently as circumstances require, the Company evaluates the carrying amounts of its mineral properties, including deferred development costs, to assess whether such amounts are recoverable. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, sales prices, operating capital and costs, and reclamation costs that will be in effect when the properties are in production. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.

The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reason-
ably possible that changes in estimates could occur which may affect the expected recover-
ability of the Company’s investment in mineral properties.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires manage-
ment to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns and other allowances.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over the useful lives of the assets, which are estimated at five years.
Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maint-
enance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Common Stock Issued Other than for Cash

All transactions in which goods or services are received for the issuance of the Company’s common stock are accounted for based on the fair market value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive
Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2004 and 2003, the
Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Reclassifications

Certain comparative balances for 2003 have been reclassified to conform to the 2004 presentation.
The reclassifications have no effect on net loss or accumulated deficit as previously reported.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2004 and 2003.

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary Envyr Corporation. All intercompany transactions have been eliminated.

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows, associated with the asset or the asset’s estimated fair value to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No 46, “Consolidation of Variable Interest Entities”
(an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidation Financial State-
ments). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-5 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements.
The general requirement to consolidate under ARB-51 is based on the presumption that an enter-
prise’s financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to receive a majority of the entity’s residual returns or both. A company that consolidated a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46. that was issued in January, 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying IN-46R.
In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The
Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative
Instruments and Hedging Activities”, effective for contracts entered into or modified after
September 30, 2003, except as stated below and for hedging relationships designated after
September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implement-
ation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs
7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement had no impact on the
Company’s financial statements.

During May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Element of Financial
Statements. The adoption of this statement had no impact on the Company’s financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about
Pensions and Other Postretirement Benefits” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 88, “Employers’ Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106,
“Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the
revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December, 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting
Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 11, “Revenue
Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple
Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial
Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic, 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces
(ETIF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to
Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments for investments are deemed to be temporarily impaired. In September 204, the FASB issued a FASB Staff
Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15,2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position.
Once the FASB reaches a final decision on the measurement and recognition provisions, the
Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB
No. 43, Chapter 4 (“SFAS No. 151”. The amendments made by SFAS 151 clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The
Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing
Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152
amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”,
to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Asset, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.
Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basis measurement principle (fair value) for exchanges of similar productive assets. That exception

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the
FASB believes SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS
No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of
SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”
(“SFAS 123R”). SFAS 123R will provide investors and other users of financial statements with more compete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and
supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as
originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005.
The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

Note 2 - Property and Equipment

Property and equipment are recorded at cost. Property and equipment consist of office equipment, computer software and hardware, and is summarized as follows at December 31, 2004 and 2003:

2004	2003
Cost	$	----	$424,898
Less - Accumulated depreciation	----	416,142
$	----	$8,756

Depreciation expense for the year ended December 31, 2004 and 2003 was $7,711 and .
$31,273 accordingly.

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Accounts Receivable - Other

On March 31, 2004, the Company sold 417,195 shares of its common stock to an investor in the company for $312,896. In October, 2004, the Company discovered that the funds from the sale had not been transferred from the trust account where it was originally received into the Company’s cash account. The Company has recorded the $312,896 as an other accounts receivable. The
Company is actively attempting to collect these funds, and will undertake all appropriate actions including legal actions.

Note 4 - Notes Payable

Notes payable consist of the following at December 31, 2004

Note payable to a former subsidiary, due on demand and
bearing interest at 12% per annum.		$217,302

Note payable to an officer of the Company, due on demand
and bearing interest at 8% per annum.		82,000

		$299,302

Accrued interest on the notes payable totals $9,672 at December 31, 2004.

Note 5 - Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended
December 31, 2004 is as follows:

Federal income tax rate	34.00%
Effect of net operating loss	-34.00%
Effective income tax rate

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Net loss carryforward	$6,676,252

The Company may offset net operating loss carryforwards against future taxable income through the year 2019. No tax benefit has been reported in the financial statements as the Company believes that the carry-forward will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Contingencies

The Company is a defendant in a lawsuit filed against the Company’s current directors. The lawsuit was filed in the United States District Court of the Western District of Washington. The Company
does not believe that the suit has merit and a motion to dismiss the action has been filed.

Note 7 - Acquisition of Mining Claims - Canada

During 2003 the Company acquired various mining claims through the issuance of 11,110,000 restricted common shares and the issuance of 575,000 common shares to consultants for services rendered.
During August, 2004, the Company determined that it had not received clear and unencumbered title to the mining claims, as had been represented in the Asset Acquisition Agreements. The
Company informed the seller of the breach of contract and requested a remedy. Since no response was received from the seller, the Company declared the agreement in default as of September 3, 2004.
The Company has requested that the 11,110,000 shares be returned for cancellation since no consideration has been received. The Company is pursuing the return of the shares and expenses incurred. Until resolution of this matter, the 11,110,000 shares have been designated non-voting shares. The Company is evaluating its legal options to recover damages based on the misrepresent-
ation of these agreements. As part of the original agreement, the Company was the recipient of a note receivable in the amount of $200,000. As of December 31, 2004, the Company had received
$150,000 as payment on the note receivable. Due to the breach of contract, the proceeds from the note receivable have been included in the financial statements as other income.

Note 8 - Acquisition of Mining Properties - Spain

On March 26, 2004 the Company entered into an Asset Acquisition Agreement with Solid Resources,
Ltd to acquire 100% of the right, tite and interest in the mineral rights on mining properties located near Salamanca, Spain. The purchase price was $25,000 for the rghts to the minerals therein.
Solid Resources, Ltd will receive 25% of any and all net profits derived from the mining of the minerals and 25% of the funds in the event that the property is sold. The Company agreed to spend a minimum of $600,000 of recordable exploration work on the property by September 15, 2007 at a rate of a minimum of $150,000 per year beginning with work to be performed by September 15, 2004. The purchase price and the exploration work are included in mineral properties deferred development cost on the balance sheet of the Company at December 31, 2004.

Solid Resources has the right to convert the 25% carried interest for up to 5,000,000 restricted common shares of the Company at a rate of 200,000 shares for each 1% at any time up to 24 months from the signing of the Agreement.

On April 6, 2004, the Company hired a consulting geologist to prepare a valuation of the mineral resources contained in the Salamana, Spain property acquired. The report indicates that the property previously had five million tons extracted and processed through a 1000 tons per day open pit mining and milling operation, primarily for tin and tantalum. The mine closed due to the drop in the price of tin in 1977. The Spanish Ecological Survey reports that 3.5 million tons of remaining mineral resources are outlined on the property. The property still contains the twenty five year old mine and mill infra-
structure on the property, which decreases the capital costs of putting the project back into production.
Previous emphasis was placed on tin production, but now the more exotic tantalum, cesium and rubidium metals would be the primary target. A drilling program is necessary to confirm tonnages and grade of deposits.

GOLDTECH MINING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Common Capital Stock

In May, 2004, a total of 1,325,000 shares of common stock of the Company were issued and registered under Form S-8 without Board consideration or approval. The Company is taking the necessary steps to have the shares returned that were issued improperly. The Company is evaluating it legal options to recover damages based on the misrepresentation of this issuance. As of December 31, 2004 the
Company had recovered 425,750 shares.

On October 15, 2004, the Company issued 2,200,000 shares to an officer of the Company, and
1,000,000 shares to the former subsidiary for services rendered at $.08 per share.

Note 10 - Related Party Transactions

Related parties own and control 47% of the Company’s issued common stock as of December 31,
2004

At December 31, 2004 the Company owes an officer of the Company $82,000 represented by an note payable.

The Company issued 2,200,000 shares to an officer of the Company for services rendered during 2004.

Note 11 - Subsequent Event

On January 11, 2005, the Company announced a change of control and a new board of directors. The changes were made upon the transition toward becoming a premier junior exploration mining company.

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

On April 11, 2005, as a result of the change of control in January 2005, the Company terminated the services of Madsen & Associates, the certifying accountants for the year-ended December 31, 2003 and elected E. Randall Gruber, CPA as certifying accountants.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

.
PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The executive officers and directors of the company as of December 31, 2004 are as follows:

Name	Age	Position

Ralph Jordan	51	Chairman, CEO, CFO, Secretary, Treasurer & Director
Tracy Kroeker	34	President, Director
Jack Laskin	76	Director
Nancy Egan	63	Director

Ralph Jordan. Mr. Jordan has been a director of the Company since 1987 and President of the company since September 2001. Mr. Jordan is the founder of our wholly-owned subsidiary. Envyr and has been employed by it since 1986. Prior to founding Envyr, Mr. Jordan was employee by Data General Corp. where he headed the language department.

Jack Laskin. Mr. Laskin has been a director of the Company since 1987. Prior to Mr. Laskin’s retirement in 1986, he was President of Diplomat Electronics Corp.

Nancy Egan. Ms. Egan was elected to the board of directors in December 31, 2001 following the death of her husband the former President of the Company. Ms. Egan is a homemaker.

Tracy Kroeker. Ms. Kroeker was elected to the Board of Directors in

March 2004. From October 2001 until March 2004, Ms. Kroeker was the Senior Vice President of Solid Resources Ltd., a company engaged in mineral exploration. From 1996 to 2001, Ms. Kroeker was the owner and founder of G-2 Enterprises, Inc., a real estate investment firm.

The term of office of each director is one year and until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Item 10. Executive Compensation

The following table sets forth information concerning cash and non-cash compensation paid or accrued for service in all capacities to the Company during the year ended December 31, 2004 of each person who served as the Company’s Chief Executive Officer during calendar year 2004. No other executive officers totaled annual salary and bonus exceeded $100,000 during the calendar year ended December 31, 2004 or for any of the two previous years.

Long Term Compensation All
	Annual Compensation
Name & Principal Position	Year	Salary	Bonus	Other Annual	Awards Stock($)	Securities Underlying (#)	Other Comp($)
Ralph Jordan	2004	$ 85,818	-	9,792	-	-	-
Chairman, CEO,	2003	$107,000	-	13,056	-	-	-
CFO, Sec & Treas	2002	$112,000	-	13,056	-	-	-

Tracy Kroeker(1)	2004	-	-	-	-	-	$176,000
President &	2003	-	-	-	-	-	-
Director	2002	-	-	-	-	-	-

(1) Effective April 1, 2004, the Company entered into an Employment Agreement with Tracy Kroeker. Ms. Kroeker is employed as the President of the Company. She is to be paid an annual salary of $120,000 at a rate of $10,000 per month. In October 2004, Ms. Kroeker was issued 2,200,000 shares of the Company’s common stock as other compensation. Ms. Kroeker was paid no other consideration and she elected to defer her annual compensation.

Our outside directors are compensated for expenses for each Board of Director’s meeting they attend.

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2004, to each person named in the Summary Compensation Table.

Option/SAR Grants In The Last Fiscal Year

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS/SARs GRANTED (#)	% OF TOTAL OPTIONS/SARs GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE

Tracy Kroeker (1)	5,000,000	100%	$0.01	Sep 1, 2007

The following table sets forth information with respect to the grant of long-term incentive plan awards during the fiscal year ended December 31, 2004 to each person named in the Summary Table.

Long-term Incentive Plans - Awards in Last Fiscal Year

		Estimated Future Payouts under Non-Stock Price -Based Plans

NAME	Number Of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Thresold ($ or #)	Target ($ or #)	Maximum ($ or #)

Tracy Kroeker(1)	5,000,000	Sep 1, 2007	0	5,000,000	5,000,000

(1) Under the terms of her employment agreement, Ms. Kroeker was granted an incentive option to purchase up to 5,000,000 restricted shares of the Company’s common stock at an exercise price of $0.01. In the event that Ms. Kroeker is able to bring the Golpejas Property into full metal extraction production or enter into a bona-fide sale to an unrelated third party with 36 months from the date of employment, April 1, 2004, she is entitled to purchase said shares.

Board Committees

The Company currently has an Audit Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets out as of the beneficial ownership of shares of the Company’s common stock as of December 31, 2004 of each shareholder of the Company to be a beneficial owner of more than 5% of the Company’s common stock and all officers and directors of the Company. The Company has only one class of stock outstanding and all shareholders have equal per share voting rights.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class

Ralph Jordan	4,900	(3)

Jack Laskin	13,700	(3)

Nancy Egan	15,420	(3)

Tracy Kroeker	7,833,000	47.0%

Envyr Corp.	1,000,000	6.0%

All officers & directors as a group (4) persons	7,867,020	47.1%

(1) All addresses are 4904 Waters Edge Drive, Raleigh, NC 27606

(2) All ownership is direct

(3) Less than 1%

Item 12. Certain Relationships and Related Transactions

Effective September 30, 2004, the Company executed a asset sale agreement for the sale of its wholly-owned subsidiary, Envyr Corporation. Ralph Jordan, a Director and former Chairman, CEO, CFO, Secretary and Treasury of the Company is employed by Envyr.

On March 26, 2004, the Company executed an Asset Acquisition Agreement with Solid Resources Ltd. for the acquisition of 12,463 acres of property in Spain. A director of the Company, Tracy Kroeker was a Senior Vice President of Solid Resources Ltd.

On August 19, 2003 and November 10, 2003 the Company executed Asset Acquisition Agreements with New World Mining, formerly Goldtech Mining Corporation (GMC), a Washington corporation. Tolan Furusho was the President and director of GMC at the time as and became a director and officer of the Company in March 2004 until he was removed in September 2004.

PART IV

Item 13. Exhibits And Reports On Form 8-K

(a)	Exhibits

10.1      Contract with Pan America Relations for investor relations dated March 16, 2004 filed with Form 10-KSB for the period ended December 31, 2003.

10.2      Asset Acquisition Agreement with Solid Resources Ltd. dated March 26, 2004 filed with Form 10-KSB for the period ended December 31, 2003.

10.3      Asset Sale Agreement of Envyr Corporation date October 1, 2004.*

* Filed herewith

(b)	Reports on Form 8-K

1.      Form 8-K dated May 2, 2005 reported on April 11, 2005, the Registrant engaged E. Randal Gruber, CPA, to Audit its financial statements for the year ended December 31, 2004

2.     Form 8-K dated October 27, 2004 responding to the Form-PreC14A Proxy Statement filed on October 14, 2004 by a group of dissident shareholders who materially misrepresent the Company's business efforts.

3.     Form 8-K dated September 29, 2004 updating its shareholders on recent developments and corrects false information and claims from third party dissidents.

4.     Form 8-K dated September 21, 2004 reported that on September 20, 2004, the Board of Directors, by a unanimous vote ratified its resolution of September 7, 2004 to unwind the acquisition of certain assets of Goldtech Mining Corporation (a Washington Company) and to seek the return of the 11,110,000 shares issued for the acquisition of such assets and that Tolan Furusho is no longer a director of the Company.

5.     Form 8-K dated September 16, 2004 reported on September 13, 2004, the Board of Directors of the Company removed Tolan Furusho as the Secretary and Treasurer of the Company effective immediately.

6.     Form 8-K dated August 27, 2004 reported on August 26, 2004, Michael S. Magruder resigned from the Board of Directors.

7.     Form 8-K dated August 4, 2004 reported on July 26, 2004, the Company entered into an employment agreement with Ms. Kroeker to serve as the Company?s president and Chief Executive Officer and on August 3, 2004, Michael S. Magruder was added to the Board of Directors.

8.     Form 8-K dated March 31, 2004 reported on March 23 , 2004, the Registrant engaged Madsen & Associates, CPA?s Inc., to audit its financial statements for the year ended December 31, 2003.

Item 14. Principal Accountants Fees and Services

AUDIT FEES

Fees for audit services provided by our principal accountant during the years ended December 31, 2004 and 2003 were $8,500 and $8,500, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for the fiscal years ending December 31, 2004 and 2003.

ALL OTHER FEES

There were no other fees billed for services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDTECH MINING CORPORATION

By: /s/ Tracy Kroeker
Dated: May 2, 2005	Tracy Kroeker
Chief Executive Officer &
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tracy Kroeker Tracy Kroeker	Chief Executive Officer, Chief Financial Officer & Chairman	May 2, 2005

/s/ Ralph Jordan Ralph Jordan	Director	May 2, 2005