Form 10QSB
period 2005-03-31
GOLDTECH MINING CORP
filed 2005-05-23
CIK 763846

                SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITIONREPORTPURSUANTTO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from                to.

Commission File No. 2-95836-NY

Goldtech Mining Corporation

(Exact name of registrant as specified in its charter)

Nevada	13-3250816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3-11 Bellrose Drive, Suite 314, St. Albert, Alberta T8N 5C9
(Address of principal executive offices)

(780) 498-2289

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. YES        ☐ NO ☒

As of May 15, 2005, 19,170,241 shares of Common Stock of the issuer were outstanding.

Goldtech Mining Corporation

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets - March 31, 2005	1
Unaudited Consolidated Statements of Operations - For the	2
three months ended March 31, 2004 and 2005
Unaudited Consolidated Statements of Cash Flows-	3
For the three months ended March 31, 2004 and 2005
Notes to Consolidated Financial Statements	4-7

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	11
Item 6. Exhibits	11
SIGNATURES	11
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Goldtech Mining Corporation

TABLE OF CONTENTS

PAGE

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to Unaudited Financial Statements	4 - 7

GOLDTECH MINING CORPORATION

Balance Sheets

	Unaudited	Audited
	March 31,	December 31,
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$85,147	$5,457
Accounts receivable - Other	312,896	312,896
Prepaid expenses	-----	459

Total current assets	398,043	318,812

Mineral properties deferred development costs	205,000	175,000

Total assets	603,043	493,812

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	51,405	10,424
Accrued expenses	249,315	170,982

Total current liabilities	300,720	181,406

Notes payable
Notes payable	157,302	217,302
Notes payable - Related parties	150,053	82,000

Total notes payable	307,355	299,302

Total liabilities	608,075	480,708

Stockholders’ equity
Preferred stock 5,000,000 shares authorized at $.001, no
shares issued and outstanding	-----	-----
Common stock 95,000,000 shares authorized, $.001 par
value, 19,170,170 and 16,670,170 shares issued and outstanding	19,170	16,670
Additional paid in capital	7,010,595	6,888,095
Stock subscriptions received	85,000	-----
Accumulated deficit	(7,119,797)	(6,891,661)

Total stockholders’ equity (deficit)	(5,032)	13,104

Total liabilities and stockholders’ equity (deficit)	$603,043	$493,812

See accompanying note to financial statements

GOLDTECH MINING CORPORATION

Statements of Operations

For the three months ended March 31, 2005 and 2004

(unaudited)

		2005		2004

Revenues	$	---	$	---

Expenses
Expenses paid with common stock:
General and administrative expenses		125,000		---
Exploration		----		---
Exploration and concession expense		----		46,000
General and administrative expenses		93,848		95,785

Total operating expenses from continuing operations		218,848		141,785

Loss from continuing operations before other income		(218,848)		(141,785)

Interest expense		9,289		-----

Income (loss) from continuing operations		(228,137)		(141,785)

Discontinued operations
Income (loss) from discontinued operations		-----		7,989

Loss from discontinued operations		-----		7,989

Net loss		(228,137)		(133,796)

Loss per share of common stock
Basic:
Continuing operations		0.01		(0.01)
Discontinued operations		0.00		0.00
Total		(0.10)		(0.01)

Assuming dilution:
Continuing operations		(0.01)		(0.01)
Discontinued operations		0.00		0.00
Total		$(0.01)		$(0.01)

Average number of common shares outstanding:
Basic		18,447,948		12,083,000
Assuming dilution		23,865,143		17,083,000

See accompanying note to financial statements

GOLDTECH MINING CORPORATION

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004

(unaudited)

	2005		2004

Cash flows from operating activities from continuing operations:
Income (loss) from continuing operations	$(228,137)		$(141,785)
Adjustments to reconcile income from continuing operations
to cash provided by operating activities:
Stock issued for :
General and administrative expenses	125,000		---
Changes in operating assets and liabilities:
Accounts receivable - Other	---		---
Prepaid expenses	459		---
Accounts payable	40,982		5,138
Accrued expenses	78,333		---

Net cash used by operating activities from
continuing operations	16,637		(136,647)

Cash flows from investing activities from continuing operations:
Deferral of development costs	(30,000)		---

Cash flows from financing activities from continuing operations:
Retirement of notes payable	(60,000)		---
Proceeds from issuance of notes to related party	68,053		---
Stock subscriptions received	85,000		312,896

Net cash provided by financing activities
from continuing operations	93,053		---

Increase (decrease) in cash and cash equivalents	79,690		176,249

Net cash used in / provided by discontinued operations	---		30,313

Cash and cash equivalents, beginning of year	5,457		13,048

Cash and cash equivalents, beginning of year	$85,147		$219,610

Non-cash investing and financing activities:
Common stock issued for:
Services	$125,000	$	-----

See accompanying note to financial statements

GOLDTECH MINING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 2 - Condensed Financial Statements and Footnotes

The interim financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and for the periods before January 1, 2005, its subsidiary. During November, 2004 the Company sold its software subsidiary back to a group of its original owners. The software business was accounted for as a discontinued operation under generally accepted accounting principles (GAAP) and therefore the software business results of operations and cash flows have been removed from the Company’s regular continuing operations and cash flows for all periods presented in this document before January 1, 2005. All significant inter- company accounts and transactions have been eliminated in the consolidated statements.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QB and Item 310(b) Regulations S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-KSB.

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

GOLDTECH MINING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 - Notes Payable

Notes payable consist of the following at March 31, 2005:

Note payable to a former subsidiary, due on demand and

bearing interest at 12% per annum.	$157,302

Note payable to an officer of the Company, due on demand

and bearing interest at 8% per annum.	150,053

$307,355

Accrued interest on the notes payable totals $18,911 at March 31, 2005.

Note 5 - Contingencies

The Company is a defendant in a lawsuit filed against the Company’s current directors. The lawsuit was filed in the United States District Court of the Western District of Washington. The Company does not believe that the suit has merit and a motion to dismiss the action has been filed.

Note 6 - Acquisition of Mining Claims - Canada

During 2003 the Company acquired various mining claims through the issuance of11,110,000 restricted common shares and the issuance of 575,000 common shares to consultants for services rendered. During August, 2004, the Company determined that it had not received clear and unencumbered title to the mining claims, as had been represented in the Asset Acquisition Agreements. The Company informed the seller of the breach of contract and requested a remedy. Since no response was received from the seller, the Company declared the agreement in default as of September 3, 2004. The Company has requested that the 11,110,000 shares be returned for cancellation since no consideration has been received. The Company is pursuing the return of the shares and expenses incurred. Until resolution of this matter, the 11,110,000 shares have been designated non-voting shares. The Company is evaluating its legal options to recover damages based on them is representation of these agreements. As part of the original agreement, the Company was the recipient of a note receivable in the amount of $200,000. As of December 31, 2004, the Company had received $150,000 as payment on the note receivable. Due to the breach of contract, the proceeds from the note receivable have been included in the December 31, 2004 financial statements as other income.

Note 7 - Acquisition of Mining Properties - Spain

On March 26, 2004 the Company entered into an Asset Acquisition Agreement with Solid Resources, Ltd to acquire 100% of the right, title and interest in the mineral rights on mining properties located near Salamanca, Spain. The purchase price was $25,000 for the rights to the minerals therein. Solid Resources, Ltd will receive 25% of any and all net profits derived from the mining of the minerals and 25% of the funds in the event that the property is sold. The

Company agreed to spend a minimum of $600,000 of recordable exploration work on the property by September 15, 2007 at a rate of a minimum of $150,000 per year beginning with work to be performed by September 15, 2004. The purchase price and the exploration work are included in mineral properties deferred development cost on the balance sheet of the Company at December 31, 2004.

GOLDTECH MINING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Solid Resources has the right to convert the 25% carried interest for up to 5,000,000 restricted common shares of the Company at a rate of 200,000 shares for each 1% at any time up to 24 months from the signing of the Agreement.

On April 6, 2004, the Company hired a consulting geologist to prepare a valuation of the mineral resources contained in the Salamanca, Spain property acquired. The report indicates that the property previously had five million tons extracted and processed through a 1000 tons per day open pit mining and milling operation, primarily for tin and tantalum. The mine closed due to the drop in the price of tin in 1977. The Spanish Ecological Survey reports that 3.5million tons of remaining mineral resources are outlined on the property. The property still contains the twenty five year old mine and mill infra-structure on the property, which decreases the capital costs of putting the project back into production. Previous emphasis was placed on tin production, but now the more exotic tantalum, cesium and rubidium metals would be the primary target. A drilling program is necessary to confirm tonnages and grade of deposits.

Note 8 - Common Capital Stock

On January 24, 2005, the Company issued 2,000,000 shares to a corporation controlled by an officer of the Company for services rendered. On January 24,2005 the Company issued 500,000 shares to an unrelated consultant for services rendered.

Note 9 - Other Related Party Transactions

Related parties own and control over 50% of the Company’s issued common stock as of March 31, 2005

At March 31, 2005 the Company owes an officer of the Company $150,053 represented by a note payable.

Note 10 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $7,119,797 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

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

For the period ended March 31, 2004, the Company had continued operations consisting of a software operation under its wholly owned subsidiary, Envyr Corporation and a mining operation in which the Company was accounted for in a consolidated financial statements in prior disclosure. On September 30, 2004, the Company sold its interest in its wholly owned subsidiary, Envyr Corporation, and is being accounted for as a discontinued operation in the financial statements.

Results of Operations

Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

Revenues. The Company had no revenues for the continued operations for the period ending March 31, 2005 and 2004. The Company had revenues of $108,806 for the period ending March 31, 2004 resulting from the discontinued operation.

Cost of Sales. The Company had no cost of sales for the continued operations for the period ending March 31, 2005 and 2004. The Company had cost of sales of $2,120 for the period ending March 2004 resulting from the discontinued operation.

General and Administrative Expenses. General and administrative expenses for the period ending March 31, 2005 increased by $123,063 or 128.5% to $218,848 from $95,785 for the period ending March 31, 2004. The increase in general and administrative expenses is principally attributable to an increase in legal, corporate and mining expenses.

Exploration Expenses: Exploration expenses for the period ending March 31, 2005 decreased by $46,000 to $0 from $46,000 for the continued operations. The Company no exploration expenses for the period ending March 2004 resulting from the discontinued operation.

Research and Development Expense. The Company had no research and development expenses for the continued operations for the period ended March 31, 2005 and 2004. The Company had no Research and development expenses for the period ending March 31, 2004 resulting from the discontinued operation.

Royalty Expense. The Company had no Royalty expenses for the continued operations for the period ending March 31, 2005 and 2004. The Company had royalty expenses for the period ending March 31, 2004 of $1,240 resulting from the discontinued operation.

Depreciation and Amortization. The Company had no depreciation and amortization expenses for the continued operations for the period ending March 31, 2005 and 2004. The Company had Depreciation and amortization expenses for the period ending March 31, 2004 of $4,258 resulting from the discontinued operation.

Deferred Development Costs: Deferred Development Costs for the period ending March 31, 2005 increased by $30,000 to $30,000 from $0 for the period ending March 31, 2004 for the continued operation. The increase is a result of the development drilling on the Golpejas property. The Company had no Deferred Costs for the period ending March 31, 2004 from the discontinued operation.

Operating Losses: Operating losses of $228,137 for period ending March 31, 2005, increased by $86,352 from $141,785 for the period ending March 31, 2004 for the continued operation. The increase reflects the increase in general and administrative expenses. The Company had operating losses of $133,796 for the period ending March 31, 2004 from the discontinued operation.

Material Events

In January, 2005, the Company effectuated a change of control and changed its headquarters to 3-11 Bellrose Drive, Suite 314, St. Albert, Alberta

In January, 2005, the Company issued an update on the exploration drilling of the Golpejas Tin & Tantalum Mine, a previously operated mine. The Company’s Chairman visited the Golpejas Property and reported that the Scout drilling on the Golpejas property in Spain has commenced.

In February 2005, the Company announced the formation of an advisory board of international engineers and geologists with expertise in mining and geology.

In February 2005, the Company announced it entered discussions with a former tin smelter to purchase the company’s tin concentrates from the Golpejas Mine, if put into back into operation.

In February 2005, the Company announced it may qualify for Spanish government funding to assist in establishing a mining operation at the Golpejas property.

In February 2005, the Company announced the scout drilling program of 6 holes is now completed. The cores were sent to Acme Analytical Laboratories in Vancouver for assaying and the results on hole #1 were summarized.

In February 2005, the Company announced further drilling results from ongoing work in Spain. Results for holes 2 & 3 were summarized.

In February 2005, the Company announced Assays revealed evidence of Rubidium in addition to confirming the existence of Tin, Tantalum, Lithium, and Niobium at the Golpejas Property.

In March 2005, the Company announced the drilling results of hole #4 at the Golpejas indicate the location of a “feeder zone”.

In May 2005, the Company engaged E. Randal Gruber as its independent accountant for the year ending December 31, 2004 and dismissed the former independent accountants, Madsen & Associates, CPA’s Inc.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash of $85,147 compared to $219,610 as of March 31, 2004. The Company had working capital (current assets less current Liabilities) as of March 31, 2005 of $97,323 compared to $218,204 as of March 31, 2004.

Cash used by operating activities totaled $16,637 for the period ended March 31, 2005 which compares with cash used by the operations of $106,334 for the period ended March 31, 2004. The increase in the cash used is a result of the changes in operating assets of the operation.

Cash used by investing activities totaled $30,000 for the period ended March 31, 2005 compared to no investment activities for the period ended March 31, 2004. The increase in use of cash is related to the investment into deferred development costs for exploration development on the Golpejas Concessions.

Cash provided by financing activities totaled $93,053 for the period ended March 31, 2005 compared to $312,896 the period ended March 31, 2004. The Company funded its operations through the sale of its shares or borrowings from its principal shareholders and officers reflected in notes payable.

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

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A Complaint is pending whereas the Company expects to be a plaintiff in litigation against New World Mining, Tolan Furusho, Beverlee Claydon aka Beverlee Kamerling and other related parties in the appropriate jurisdiction for misrepresentation and fraud involved in the two asset acquisition agreements in 2003 between Egan Systems (now Goldtech Mining-NV) and Goldtech Mining-WA (now New World Mining) for some British Columbia mining properties in return for 11,110,000 shares of common stock. The Company is seeking damages and expenses, including legal fees, for this misrepresentation and for the original unfulfilled Sales agreement between Egan and Goldtech-WA.

A Complaint was filed in November 2004 with the Washington Bar Association, Case number WSBA #04-01650, againt Tolan Furusho, Attorney at Law, for the recovery of $312,896 in which Mr. Furusho was the escrow agent and took receipt of funds in trust from the sale of the Company’s common stock.

A complaint was filed on October 1, 2004 with the Bellevue Police Department, Case # 04B- 11186, against Tolan Furusho for the recovery of the above $312,896 related to the above matter. A criminal investigation is pending.

A Complaint is pending whereas the Company expects to be a plaintiff in litigation against Tolan Furusho and his associate, Beverlee Claydon aka Beverlee Kamerling appropriate third parties for the issuance of 540,000 and 1,325,000 shares of the Company’s common stock which was issued for consulting work that was not performed and/or improperly issued under Form S-8 and under the direction of Tolan Furusho and Beverlee Claydon aka Beverlee Kamerling. The Company is seeking the recovery of shares or equal value, interest, expenses and damages. As of April 15, 2005,the Company has recovered approximately 425,750 shares.

A stockholder derivative complaint was filed on October 14, 2004, Case #CV4-2130 against some of the current directors in the United States District Court of the Western District of Washington. The Company does not believe that the suit has merit and motion to dismiss the action has been filed.

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

1.      Form 8-K dated January 20, 2005 reported that the departure of directors, election of directors, appointment of officers and change of corporate address.

2.      Form 8-K dated May 2, 2005 reported on April 11, 2004, the Registrant engaged E. Randal Gruber as its independent accountant for the year ending December 31, 2004 and dismissed the former independent accountants, Madsen & Associates, CPA’s Inc.

Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Goldtech Mining Corporation

/s/ Tracy L. Kroeker

Tracy L. Kroeker
Chairman and Chief Executive Officer
Secretary / Treasurer and Chief Financial Officer

May 23, 2005