Form 10QSB
period 2005-06-30
GOLDTECH MINING CORP
filed 2005-08-18
CIK 763846

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE               SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________.

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
YES    ☐    NO   ☒

As of August 15, 2005, 7,773,841 shares of Common Stock of the issuer were outstanding.

Goldtech Mining Corporation

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 2005

Unaudited Consolidated Statements of Operations - For the
three months and six months ended June 30, 2004 and 2005

Unaudited Consolidated Statements of Cash Flows-
For the six months ended June 30, 2004 and 2005

Notes to Consolidated Financial Statements

Item 2.	Management Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GOLDTECH MINING CORPORATION

Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$42,008	$5,457
Accounts receivable - Other	312,896	312,896
Prepaid expenses	-----	459

Total current assets	354,904	318,812

Mineral properties deferred development costs	205,000	175,000

Total assets	559,904	493,812

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	41,475	10,424
Accrued expenses	319,292	170,982

Total current liabilities	360,767	181,406

Notes payable
Notes payable	139,802	217,302
Notes payable - Related parties	102,390	82,000

Total notes payable	242,192	299,302

Total liabilities	602,959	480,708

Stockholders' equity
Preferred stock 5,000,000 shares authorized at $.001, no
shares issued and outstanding	-----	-----
Common stock 95,000,000 shares authorized, $.001 par
value, 7,628,770 and 16,670,170 shares issued and outstanding	7,629	16,670
Additional paid in capital	6,639,526	6,888,095
Stock subscriptions received	85,000	-----
Accumulated deficit	(6,775,210)	(6,891,661)

Total stockholders' equity (deficit)	(43,055)	13,104

Total liabilities and stockholders' equity (deficit)	$559,904	$493,812

See accompanying note to financial statements

GOLDTECH MINING CORPORATION

Statement of Operations

For the three and six months ended June 30, 2005 and 2004

(unaudited)

	Three months ended				Six months ended
	June 30,				June 30,
	2005		2004		2005		2004

Revenues $	---	$	---	$	---	$	---

Expenses
Expenses paid with common stock:
General and administrative expenses (net
of non-cash credit of $431,400
for the three and six months ended
June 30, 2005)	(431,400)		---		(306,400)
Exploration	----		---
Exploration and concession expense	(11,110)		1,401,250		(11,110)		1,447,250
General and administrative expenses	97,923		91,711		191,771		183,068

Total operating expenses from
continuing operations	(344,587)		1,492,961		(125,739)		1,630,318

Income (loss) from continuing operations
before other expense	344,587		(1,492,961)		125,739		(1,630,318)

Interest expense	8,999		-----		18,288		-----

Income (loss) from continuing operations	335,588		(1,492,961)		107,451		(1,630,318)

Discontinued operations
Income (loss) from discontinued operations	-----		44,243		-----		52,232

Loss from discontinued operations	-----		44,243		-----		52,232

Net income (loss)	335,588		(1,448,718)		107,451		(1,578,086)

Income (loss) per share of common stock
Basic:
Continuing operations	0.02		(0.12)		0.01		(0.13)
Discontinued operations	0.00		0.00		0.00		0.00
Total	0.02		(0.11)		0.01		(0.13)

Assuming dilution:
Continuing operations	0.01		(0.11)		0.00		(0.13)
Discontinued operations	0.00		0.00		0.00		0.00
Total	$0.01		$(0.11)		0.00		$(0.13)

Average number of common shares outstanding:
Basic	18,567,357		12,611,000		17,440,306		12,083,000
Assuming dilution	28,567,357		13,080,000		27,440,306		12,510,000

See accompanying note to financial statements

GOLDTECH MINING CORPORATION

Statement of Cash Flows

For the three and six months ended June 30, 2005 and 2004

(unaudited)

	2005		2004

Cash flows from operating activities from continuing operations:
Income (loss) from continuing operations	$107,451		$(1,578,086)
Adjustments to reconcile income from continuing operations
to cash provided by operating activities:
Stock issued for (cancelled):
General and administrative expenses	125,000		---
Exploration and concession expense			1,400,250
General and administrative expenses (cancelled)	(431,400)		---
Exploration and concession expense (cancelled)	(11,110)		---
Changes in operating assets and liabilities:
Accounts receivable - Other	---		---
Prepaid expenses	459		---
Accounts payable	31,051		8,745
Accrued expenses	157,310		---

Net cash used by operating activities from
continuing operations	(21,239)		(169,091)

Cash flows from investing activities from continuing operations:
Deferral of development costs	(30,000)		---

Cash flows from financing activities from continuing operations:
Retirement of notes payable	(77,500)		---
Proceeds from issuance of notes to related party	68,053		---
Repayment of notes to related party	(47,663)		---
Proceeds from issuance of stock			312,896
Stock subscriptions received	144,900		---

Net cash provided by financing activities
from continuing operations	87,790		312,896

Increase (decrease) in cash and cash equivalents	36,551		143,805

Net cash used in / provided by discontinued operations	---		22,607

Cash and cash equivalents, beginning of year	5,457		13,048

Cash and cash equivalents, beginning of year	$42,008		$179,460

Non-cash investing and financing activities:
Common stock issued for:
Services	$125,000		$1,400,250
Common stock cancelled for:
Services	$(431,400)	$
Exploration and concession expense	$(11,110)	$

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

The Company was originally incorporated under the name Egan Systems, Inc. in the state of

Delaware in 1987. On November 5, 2003 the Company filed a Certificate of Name Change with the state of Nevada to Goldtech Mining Corporation.

Note 2 - Condensed Financial Statements and Footnotes

The interim financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and for the periods before January 1, 2005, its subsidiary. During November, 2004 the Company sold its software subsidiary back to a group of its original owners. The software business was accounted for as a discontinued operation under generally accepted accounting principles (GAAP) and therefore the software business results of operations and cash flows have been removed from the Company's regular continuing operations and cash flows for all periods presented in this document before January 1, 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated statements.

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

December 31, 2004 and notes thereto included in the Company's Form 10-KSB.

Note 3 - Accounts Receivable - Other

On March 31, 2004, the Company sold 417,195 shares of its common stock to an investor in the company for $312,896. In October, 2004, the Company discovered that the funds from the sale had not been transferred from the trust account where it was originally received into the Company's cash account. The Company has recorded the $312,896 as an other accounts receivable. The

Company is actively attempting to collect these funds, and will undertake all appropriate actions including legal actions.

4

GOLDTECH MINING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 - Notes Payable

Notes payable consist of the following at June 30, 2005:

Notes payable consist of the following at June 30, 2005:

Note payable to a former subsidiary, due on demand and bearing interest at 12% per annum.	$139,802

Note payable to an officer of the Company, due on demand
and bearing interest at 8% per annum.	102,390

$242,192

Note 5 - Acquisition of Mining Claims - Canada

During 2003 the Company acquired various mining claims through the issuance of 11,110,000 restricted common shares and the issuance of 575,000 common shares to consultants for services rendered.  During August, 2004, the Company determined that it had not received clear and unencumbered title to the mining claims, as had been represented in the Asset Acquisition Agreements. The  Company informed the seller of the breach of contract and requested a remedy. Since no response  was received from the seller, the Company declared the agreement in default as of September 3, 2004.  The Company has requested that the 11,110,000 shares be returned for cancellation since no  consideration has been received. The Company is pursuing the return of the shares and expenses  incurred. On June 14, 2005 the 11,110,000 shares were cancelled.

Note 6 - Acquisition of Mining Properties - Spain

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

5

GOLDTECH MINING CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 7 - Common Capital Stock

On January 24, 2005, the Company issued 2,000,000 shares to a corporation controlled by an officer of the Company for services rendered. On January 24, 2005 the Company issued 500,000 shares to an unrelated consultant for services rendered.

On June 14, 2005, the Company cancelled 11,110,000 shares of common stock originally issued for the acquisition of mining properties

On June 14, 2005, the Company cancelled 431,400 shares of common stock issued for consulting and services rendered during 2004.

Note 8 - Other Related Party Transactions

Related parties own and control over 50% of the Company's issued common stock as of June 30,

2005

At June 30, 2005 the Company owes an officer of the Company $102,390 represented by a note payable.

Note 9 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the

Company has sustained losses of $6,775,210 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the  event the Company cannot continue in existence.

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

For the periods ended June 30, 2004, the Company had continued operations consisting of a software operation under its wholly owned subsidiary, Envyr Corporation and a mining operation in which the Company was accounted for in a consolidated financial statements in prior disclosure. On September 30, 2004, the Company sold its interest in its wholly owned subsidiary, Envyr Corporation, and is being accounted for as a discontinued operation in the financial statements.

Results of Operations

Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

Revenues. The Company had no revenues for the continued operations for the period ending June 30, 2005 and 2004. The Company had revenues of $127,116 for the period ending June 30, 2004 resulting from the discontinued operation.

Cost of Sales. The Company had no cost of sales for the continued operations for the period ending June 30, 2005 and 2004. The Company had cost of sales of $2,064 for the period ending June 30 2004 resulting from the discontinued operation.

General and Administrative Expenses. General and administrative expenses for the period ending June 30, 2005 increased by $6,212 or 6.8% to $97,923 from $91,711 for the period ending June 30, 2004. The increase in general and administrative expenses is principally attributable to an increase in legal, corporate and mining expenses.

Exploration Expenses: Exploration expenses for the period ending June 30, 2005 decreased by $1,412,350 to $(11,110) from $1,401,250 for the period. The Company no exploration expenses for the period ending March 2004 resulting from the discontinued operation. The decrease in exploration expenses is attributable to cancellation of shares whereas the company did not receive consideration.

Research and Development Expense. The Company had no research and development expenses for the continued operations for the period ended June 30, 2005 and 2004. The Company had no Research and development expenses for the period ending June 30, 2004 resulting from the discontinued operation.

Royalty Expense. The Company had no Royalty expenses for the continued operations for the period ending June 30, 2005 and 2004. The Company had royalty expenses for the period ending June 30, 2004 of $2,502 resulting from the discontinued operation.

Depreciation and Amortization. The Company had no depreciation and amortization expenses for the continued operations for the period ending June 30, 2005 and 2004. The Company had Depreciation and amortization expenses for the period ending June 30, 2004 of $4,258 resulting from the discontinued operation.

Deferred Development Costs: The Company had no Deferred Development Costs for the period endings ending June 30, 2005 and June 30, 2004 for the continued operation. The Company had no Deferred Costs for the period ending June 30, 2004 from the discontinued operation.

Operating Profit(Losses): Operating profit of $335,588 for period ending June 30, 2005, increase by $1,828,549 from losses of $1,492,961 for the period ending June 30, 2004 for the continued operation. The increase reflects the non cash credit of $431,400 in general and administrative expenses. The Company had operating losses of $44,243 for the period ending June 30, 2004 from the discontinued operation.

Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Revenues. The Company had no revenues for the continued operations for the period ending June 30, 2005 and 2004. The Company had revenues of $236,497 for the period ending June 30, 2004 resulting from the discontinued operation.

Cost of Sales. The Company had no cost of sales for the continued operations for the period ending June 30, 2005 and 2004. The Company had cost of sales of $4,184 for the period ending June 30, 2004 resulting from the discontinued operation.

General and Administrative Expenses. General and administrative expenses for the period ending June 30, 2005 increased by $8,703 or 4.7% to $191,771 from $183,068 for the period ending June 30, 2004. The increase in general and administrative expenses is principally attributable to an increase in legal, corporate and mining expenses.

Exploration Expenses: Exploration expenses for the period ending June 30, 2005 decreased by $1,458,350 to $(11,110) from $1,447,250 for the period. The Company no exploration expenses for the period ending March 2004 resulting from the discontinued operation. The decrease in exploration expenses is attributable to cancellation of shares whereas the company did not receive consideration.

Research and Development Expense. The Company had no research and development expenses for the continued operations for the period ended June 30, 2005 and 2004. The Company had no Research and development expenses for the period ending June 30, 2004 resulting from the discontinued operation.

Royalty Expense. The Company had no Royalty expenses for the continued operations for the period ending June 30, 2005 and 2004. The Company had royalty expenses for the period ending June 30, 2004 of $3,742 resulting from the discontinued operation.

Depreciation and Amortization. The Company had no depreciation and amortization expenses for the continued operations for the period ending June 30, 2005 and 2004. The Company had Depreciation and amortization expenses for the period ending June 30, 2004 of $8,516 resulting from the discontinued operation.

Deferred Development Costs: Deferred Development Costs for the period ending June 30, 2005 increased by $30,000 to $30,000 from $0 for the period ending June 30, 2004 for the continued operation. The increase is a result of the development drilling on the Golpejas property. The Company had no Deferred Costs for the period ending June 30, 2004 from the discontinued operation.

Operating Profit(Losses): Operating profit of $107,451 for period ending June 30, 2005, increased by $1,737,769 from losses of $1,578,086 for the period ending June 30, 2004 for the continued operation. The increase reflects the non cash credit of $431,400 in general and administrative expenses. The Company had operating losses of $52,232 for the period ending June 30, 2004 from the discontinued operation.

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

In June 2005, the Company announced the completion of phase 1 drilling and confirmed all holes hit mineralization.

In June 2005, the Company announced the cancellation of 11.11 million shares that were issued in 2003 to be exchanged in consideration of three mining properties in British Columbia. The parties to which the shares were issued have not met terms of the agreement as reported in the Form 8-K filed in September 2003. Additionally, the company cancelled 431,400 shares of common stock issued in exchange for services which the company did not receive.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash of $42,008 compared to $5,457 as of June 30, 2004. The Company had working capital (current assets less current Liabilities) as of June 30, 2005 of ($5,863) compared to $178,422 as of June 30, 2004.

Cash used by operating activities totaled $21,239 for the period ended June 30, 2005 which compares with cash used by the operations of $169,091 for the period ended June 30, 2004. The decrease in the cash used is a result of the cancellation of shares and accrued expenses.

Cash used by investing activities totaled $30,000 for the period ended June 30, 2005 compared to no investment activities for the period ended June 30, 2004. The increase in use of cash is related to the investment into deferred development costs for exploration development on the Golpejas Concessions.

Cash provided by financing activities totaled $87,790 for the period ended June 30, 2005 compared to $312,896 the period ended June 30, 2004. The Company funded its operations through the sale of its shares or borrowings from its principal shareholders and officers reflected in notes payable.

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

A Complaint is pending whereas the Company expects to be a plaintiff in litigation against Tolan Furusho and his associate, Beverlee Claydon aka Beverlee Kamerling appropriate third parties for the issuance of 540,000 and 1,325,000 shares of the Company’s common stock which was issued for consulting work that was not performed and/or improperly issued under Form S-8 and under the direction of Tolan Furusho and Beverlee Claydon aka Beverlee Kamerling. The Company is seeking the recovery of shares or equal value, interest, expenses and damages. As of August 15, 2005,the Company has recovered approximately 425,750 shares. As of August 15, 2005, the Company has canceled approximately 857,150 of these shares.

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

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds

None

Item. 3.	Senior Securities

None

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits
None

b)	Reports on Form 8-K

1.            Form 8-K dated January 20, 2005 reported that the departure of directors, election of directors, appointment of officers and change of corporate address.

2.            Form 8-K dated May 2, 2005 reported on April 11, 2004, the Registrant engaged E. Randal Gruber as its independent accountant for the year ending December 31, 2005 and dismissed the former independent accountants, Madsen & Associates, CPA’s Inc.

3.            Form 8-KA dated June 13, 2005 reported a revision to the Form 8-K dated May 2, 2005 disclosing the board of directors has approved the change in accountants and reflect the periods for the years ending December 2002 and 2003.

4.           Form 8-K dated June 22, 2005 reported the cancellation of 11.11 million shares that were issued in 2003 to be exchanged in consideration of three mining properties in British Columbia. The parties to which the shares were issued have not met terms of the agreement as reported in the Form 8-K filed in September 2003. Additionally, the company cancelled 431,400 shares of common stock issued in exchange for services which the company did not receive.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Goldtech Mining Corporation

/s/ Tracy L. Kroeker
August 15, 2005	Tracy L. Kroeker
Chairman and Chief Executive Officer
Secretary / Treasurer and Chief Financial Officer