Form 10QSB
period 2005-09-30
GOLDTECH MINING CORP
filed 2005-11-21
CIK 763846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to__________.

                         Commission File No. 2-95836-NY

                           Goldtech Mining Corporation
             (Exact name of registrant as specified in its charter)


          Nevada                                          13-3250816
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


Dalian Dong Tai Industrial Waste Treatment Co.
       No. 1 Huaihe West Road
      E-T-D-Zone, Dalian, China                            116600
(Address of principal executive offices)                 (Zip Code)

                               011 86 411 87622850
                           (Issuer's telephone number)

           3-11 Bellrose Drive, Suite 314, St. Albert, Alberta T8N 5C9
         (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. YES    |_|
NO   |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No  [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005 there were 7,773,841 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                           GOLDTECH MINING CORPORATION

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2005

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets:
          September 30, 2005 (Unaudited)                                       3

          Statements of Operations:
          Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)  4

          Statements of Cash Flows:
          Nine Months Ended September 30, 2005 and 2004 (Unaudited)            5

          Notes to Unaudited Financial Statements:
          September 30, 2005                                                 6-9

     Item 2. Management Discussion and Analysis                               10

     Item 3. Controls and Procedures                                          13

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      14

     Item 3. Defaults Upon Senior Securities                                  14

     Item 4. Submission of Matters to a Vote of Security Holders              14

     Item 5. Other Information                                                14

     Item 6. Exhibits                                                         15

Signatures                                                                    16

                         Part I: Financial Information

Item 1. Financial Statements

                          GOLDTECH MINING CORPORATION
                                 Balance Sheets

                                                                                     Unaudited              Audited
                                                                                    September 30,         December 31,
                                                                                        2005                  2004
                                                                                --------------------  -------------------
                                  ASSETS

Current assets
     Cash and cash equivalents                                                  $                550   $            5,457
     Accounts receivable - Other                                                                  --              312,896
     Prepaid expenses                                                                             --                  459
                                                                                --------------------  -------------------

          Total current assets                                                                   550              318,812

Mineral properties deferred development costs                                                205,000              175,000
                                                                                --------------------  -------------------

          Total assets                                                                       205,550              493,812
                                                                                ====================  ===================


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Bank overdraft                                                                              409                   --
     Accounts payable                                                                          4,755               10,424
     Accrued expenses                                                                        329,400              170,982
                                                                                --------------------  -------------------

          Total current liabilities                                                          334,564              181,406

Notes payable
     Notes payable                                                                                --              217,302
     Notes payable - Related parties                                                         135,390               82,000
                                                                                --------------------  -------------------

          Total notes payable                                                                135,390              299,302

          Total liabilities                                                                  469,954              480,708

Stockholders' equity
     Preferred stock 5,000,000 shares authorized at $.001, no
        shares issued and outstanding                                                             --                   --
     Common stock 95,000,000 shares authorized, $.001 par
        value, 7,773,841 and 16,670,170 shares issued and outstanding                          7,774               16,670
     Additional paid in capital                                                            6,557,787            6,888,095
     Accumulated deficit                                                                  (6,829,965)          (6,891,661)
                                                                                --------------------  -------------------

          Total stockholders' equity (deficit)                                              (264,404)              13,104
                                                                                --------------------  -------------------

          Total liabilities and stockholders' equity (deficit)                  $            205,550     $        493,812
                                                                                ====================  ===================

                 See accompanying note to financial statements

                           GOLDTECH MINING CORPORATION
                             Statement of Operations
            For the three and six months ended September 30, 2005 and 2004
                                   (unaudited)

                                                                 Three months ended                       Nine months ended
                                                                    September 30,                           September 30,
                                                              2005                2004                2005                 2004
                                                     ------------------  ------------------  ------------------   -----------------
Revenues                                             $               --  $               --  $               --   $              --

Expenses
     Expenses paid with common stock:
          General and administrative expenses (net
             of non-cash credit of $431,400
             for the nine months ended
            September 30, 2005)                                      --                  --            (306,400)
          Exploration                                                --                  --             (11,110)
     Exploration and concession expense                              --              43,266                  --           1,490,516
     General and administrative expenses                         43,448             114,231             235,219             297,299
                                                     ------------------  ------------------  ------------------   -----------------

          Total operating expenses from
            continuing operations                                43,448             157,497             (82,291)          1,787,815
                                                     ------------------  ------------------  ------------------   -----------------

          Income (loss) from continuing operations
           before other expense                                 (43,448)           (157,497)             82,291          (1,787,815)

Interest expense                                                  2,308                  --              20,596                  --
                                                     ------------------  ------------------  ------------------   -----------------

Income (loss) from continuing operations                        (45,756)           (157,497)             61,695          (1,787,815)

Discontinued operations
     Income (loss) from discontinued operations                      --             (79,263)                 --             (27,031)
                                                     ------------------  ------------------  ------------------   -----------------

          Loss from discontinued operations                          --             (79,263)                 --             (27,031)
                                                     ------------------  ------------------  ------------------   -----------------

          Net income (loss)                                     (45,756)           (236,760)             61,695          (1,814,846)
                                                     ==================  ==================  ==================   ==================

Income (loss) per share of common stock
     Basic and diluted:
          Continuing operations                                   (0.00)              (0.01)               0.00               (0.14)
          Discontinued operations                                  0.00               (0.01)               0.00               (0.00)
                                                     ------------------  ------------------  ------------------   -----------------
          Total                                      $             0.02  $            (0.12) $             0.01   $           (0.14)
                                                     ==================  ==================  ==================   ==================

Average number of common shares outstanding:
     Basic                                                   16,670,170          13,895,000          17,440,306          12,873,000
                                                     ==================  ==================  ==================   ==================

                 See accompanying note to financial statements

                           GOLDTECH MINING CORPORATION
                             Statement of Cash Flows
            For the three and six months ended September 30, 2005 and 2004
                                   (unaudited)

                                                                                        2005                  2004
                                                                                -----------------     ------------------
Cash flows from operating activities from continuing operations:
     Income (loss) from continuing operations                                   $          61,695     $       (1,787,815)
     Adjustments to reconcile income from continuing operations to cash provided by operating activities:
     Stock issued for (cancelled):
          General and administrative expenses                                             125,000                     --
          Exploration and concession expense                                                                   1,400,250
          General and administrative expenses (cancelled)                                (431,400)                    --
          Exploration and concession expense (cancelled)                                  (11,110)                    --
          Changes in operating assets and liabilities:
              Accounts receivable - Other                                                      --                     --
              Prepaid expenses                                                                459                     --
              Bank overdraft                                                                  409
              Accounts payable                                                             (5,668)                 8,745
              Accrued expenses                                                            158,418                     --
                                                                                -----------------     ------------------

                Net cash used by operating activities from
                     continuing operations                                               (102,197)              (378,820)

Cash flows from investing activities from continuing operations:
      Deferral of development costs                                                       (30,000)                    --
                                                                                -----------------     ------------------

Cash flows from financing activities from continuing operations:
      Retirement of notes payable                                                         (80,000)                    --
      Proceeds from issuance of notes to related party                                     90,000                     --
      Repayment of notes to related party                                                 (36,610)                    --
      Proceeds from issuance of stock                                                     153,900                312,896
                                                                                -----------------     ------------------

                Net cash provided by financing activities
                     from continuing operations                                           127,290                312,896
                                                                                -----------------     ------------------

Increase (decrease) in cash and cash equivalents                                           (4,907)               (65,924)

Net cash (used in) / provided by discontinued operations                                       --                 86,393

Cash and cash equivalents, beginning of year                                                5,457                 13,048
                                                                                -----------------     ------------------

Cash and cash equivalents, beginning of year                                    $             550     $           33,517
                                                                                =================     ==================

Non-cash investing and financing activities:
Common stock issued for:
     Services                                                                   $         125,000     $        1,400,250
                                                                                =================     ==================
Common stock cancelled for:
     Services                                                                   $        (431,400)    $
                                                                                =================     ==================
     Exploration and concession expense                                         $         (11,110)    $
                                                                                =================     ==================

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

As a result of discovery related to civil litigation against the Company's former board members during the summer of 2005, it came to the attention of the Board of Directors that loan proceeds from a former subsidiary, were deposited into the former subsidiary's account from the bank account of Goldtech Mining Corporation, a Washington corporation. The Board determined that these funds could be traced back to wire transfers that were deposited into the escrow account from the sale of the Company's common stock.

The management of the former subsidiary's position is that the funds were loaned to the Company for the benefit of the Company and should be repaid in accordance with the terms of the note payable.

                          GOLDTECH MINING CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


In consideration of the facts surrounding these funds, that they originated from the Company's private placement, that material facts were omitted and misrepresentations were made regarding the source of funds, the Board of Directors, in a Board meeting dated November 11, 2005, voted that the promissory note entered into on December 27, 2004 was void and invalid and the Company demanded the return of all funds paid to the former subsidiary plus interest; and to maintain a restriction placed upon 1,000,000 shares of common stock issued to the former subsidiary for services rendered in October, 2004. The restriction would be eliminated when all funds had been returned to the Company. The Board of Directors have determined that it is appropriate to record the voiding of this note payable in the third quarter, 2005 financial statements.

The remaining principal portion of the note payable in the amount of $137,302 was offset against the $312,896 balance due from the sale of the common stock. The net amount of $175,594 was applied to reduce the additional paid in capital in the stockholders' equity section of the balance sheet as of September 30, 2005. No provision has been made in these financial statements to record as a receivable from the former subsidiary the principal and interest paid by the Company to date. If additional monies are recovered from the former subsidiary the proceeds will be recorded as other income.

Note 4 - Notes Payable

Notes payable consist of the following at September 30, 2005:

     Note payable to a former subsidiary,  due on demand and
     bearing interest at 12% per annum. See Note 3                $      ---

     Note  payable  to an  officer of the  Company,  due on
     demand  and  bearing interest at 8% per annum.                     135,390
                                                                  --------------
                                                                  $     135,390
                                                                  ==============

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

                          GOLDTECH MINING CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


and the exploration work are included in mineral properties deferred development cost on the balance sheet of the Company at December 31, 2004.

Solid Resources has the right to convert the 25% carried interest for up to 5,000,000 restricted common shares of the Company at a rate of 200,000 shares for each 1% at any time up to 24 months from the signing of the Agreement.

On April 6, 2004, the Company hired a consulting geologist to prepare a valuation of the mineral resources contained in the Salamanca, Spain property acquired. The report indicates that the property previously had five million tons extracted and processed through a 1000 tons per day open pit mining and milling operation, primarily for tin and tantalum. The mine closed due to the drop in the price of tin in 1977. The Spanish Ecological Survey reports that 3.5 million tons of remaining mineral resources are outlined on the property. The property still contains the twenty five year old mine and mill infrastructure on the property, which decreases the capital costs of putting the project back into production. Previous emphasis was placed on tin production, but now the more exotic tantalum, cesium and rubidium metals would be the primary target. A drilling program is necessary to confirm tonnages and grade of deposits.

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

Note 8 - Other Related Party Transactions

Related parties own and control over 50% of the Company's issued common stock as of September 30, 2005

At September 30, 2005 the Company owes an officer of the Company $135,390 represented by a note payable.

Note 9 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $6,829,965 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                          GOLDTECH MINING CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 10 - Subsequent Event

On November 11, 2005 the Company entered into a Share Exchange Agreement (the "Agreement" with China Industrial Waste Management Ltd. a Delaware corporation
(CIWM) and the shareholders of CIWM, which closed on November 11, 2005. Pursuant to the agreement, the Company acquired all of the outstanding equity stock of CIWM from the CIWM shareholders. As consideration for the acquisition of CIWM the Company issued 64,000 shares of the Company's Series A Convertible Preferred Stock to the CIWM Shareholders. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and is entitled to 10,000 votes on each matter submitted to the stockholders. The holders of the Series A Convertible Preferred Stock have contractually agreed not to convert such shares until the Company has increased its authorized number of shares of common stock.

China Industrial Waste Management, Inc. through its 90% owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd. (Dalian Dongtai) is one of the earliest specialized companies engaged in centralized waste treatment in the People's Republic of China. Dalian Dongtai is engaged in the collection, treatment, disposal and recycling of industrial wastes. Currently, Dalian Dongtai has more than 600 clients. Dalian Dongtai recovers all types of industrial wastes. The industrial wastes will be used as raw material to produce chemical and metallurgy products or to receive innocuous treatment through incineration, burial, or water treatment. Dalian Dongtai also provides waste disposal solutions and realty management service to its clients.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes certain forward-looking statements. Forward-looking statements are statements that predict the occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. We have written the forward-looking statements specified in the following information on the basis of assumptions we consider to be reasonable. However, we cannot predict our future operating results. Any representation, guarantee, or warranty should not be inferred from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty in economic, legislative, industry, and other circumstances. As a result, judgment must be exercised in the identification and interpretation of data and other information and in their use in developing and selecting assumptions from and among reasonable alternatives. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly we express no opinion on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. We assume no obligation to update any such forward-looking statements.

Overview

For the periods ended September 30, 2004, the Company had continued operations consisting of a software operation under its wholly owned subsidiary, Envyr Corporation and a mining operation in which the Company was accounted for in a consolidated financial statements in prior disclosure. On September 30, 2004, the Company sold its interest in its wholly owned subsidiary, Envyr Corporation, and is being accounted for as a discontinued operation in the financial statements.

Recent Activity

On November 11, 2005, the Company entered into a Share Exchange Agreement (the "Agreement") with China Industrial Waste Management Ltd, a Delaware corporation ("CIWM") and the shareholders of CIWM (the "CIWM Shareholders"), which closed on November 11, 2005. Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of CIWM from the CIWM Shareholders. As consideration for the acquisition of CIWM , the Company issued 64,000 shares of the Company's Series A Convertible Preferred Stock to the CIWM Shareholders. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and is entitled to 10,000 votes on each matter submitted to the stockholders. The holders of the Series A Convertible Preferred Stock have contractually agreed not to convert such shares until the Company has increased its authorized number of shares of common stock.

China Industrial Waste Management, Inc., through its 90%-owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd. ( "Dalian Dongtai"), is of the earliest specialized companies engaged in centralized waste treatment in the People's Republic of China. Dalian Dongtai is engaged in the collection, treatment, disposal and recycle of industrial wastes. Currently, Dalian Dongtai has more than 600 clients. Dalian Dongtai recovers all types of industrial wastes. The industrial wastes will be used as raw material to produce chemical and metallurgy products or to receive innocuous treatment through incineration, burial, or water treatment. Dalian Dongtai also provides waste disposal solutions and realty management service to its clients.

Results of  Operations

Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004

Revenues. The Company had no revenues for the continued operations for the period ending September 30, 2005 and 2004. The Company had revenues of $111,969 for the period ending September 30, 2004 resulting from the discontinued operation.

Cost of Sales. The Company had no cost of sales for the continued operations for the period ending June 30, 2005 and 2004. The Company had cost of sales of $2,284 for the period ending September 30, 2004 resulting from the discontinued operation.

General and Administrative Expenses. General and administrative expenses for the period ending September 30, 2005 decreased by $70,783 or 62.0% to $43,448 from $114,231 for the period ending September 30, 2004. The increase in general and administrative expenses is principally attributable to an decrease in corporate and mining expenses.

Exploration Expenses: Exploration expenses for the period ending September 30, 2005 decreased by $43,266 to $0 from $43,266 for the period. The Company no exploration expenses for the period ending September 30, 2004 resulting from the discontinued operation. The decrease in exploration expenses is attributable to cancellation of shares whereas the company did not receive consideration.

Operating Losses: Operating losses of $45,756 for period ending September 30, 2005, a decrease by $114,049 from losses of $157,497 for the period ending September 30, 2004 for the continued operation. The decrease reflects the decrease in general and administrative expenses. The Company had operating losses of $79,263 for the period ending September 30, 2004 from the discontinued operation.

Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

Revenues. The Company had no revenues for the continued operations for the period ending September 30, 2005 and 2004. The Company had revenues of $347,890 for the period ending September 30, 2004 resulting from the discontinued operation.

Cost of Sales. The Company had no cost of sales for the continued operations for the period ending September 30, 2005 and 2004. The Company had cost of sales of $6,468 for the period ending September 30, 2004 resulting from the discontinued operation.

General and Administrative Expenses. General and administrative expenses for the period ending September 30, 2005 decreased by $62,080 or 20.9% to $235,219 from $297,299 for the period ending September 30, 2004. The decrease in general and administrative expenses is principally attributable to an decrease in corporate and mining expenses.

Exploration Expenses: Exploration expenses for the period ending September 30, 2005 decreased by $1,490,516 to $0 from $1,490,516 for the period ending September 30, 2004. The Company no exploration expenses for the period ending September 30, 2004 resulting from the discontinued operation. The decrease in exploration expenses is attributable to cancellation of shares whereas the company did not receive consideration.

Royalty Expense. The Company had no Royalty expenses for the continued operations for the period ending September 30, 2005 and 2004. The Company had royalty expenses for the period ending September 30, 2004 of $7,579 resulting from the discontinued operation.

Depreciation and Amortization. The Company had no depreciation and amortization expenses for the continued operations for the period ending September 30, 2005 and 2004. The Company had depreciation and amortization expenses for the period ending September 30, 2004 of $7,710 resulting from the discontinued operation.

Deferred Development Costs: Deferred Development Costs for the period ending September 30, 2005 increased to $205,000 from $0 for the period ending September 30, 2004 for the continued operation. The increase is a result of the development drilling on the Golpejas property. The Company had no deferred costs for the period ending September 30, 2004 from the discontinued operation.

Operating Profit(Losses): Operating profit of $61,695 for period ending September 30, 2005, increased by $1,849,510 from losses of $1,787,815 for the period ending September 30, 2004 for the continued operation. The increase reflects the non cash credit of $431,400 in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash of $550 compared to $33,517 as of September 30, 2004. The Company had a working capital deficit (current assets less current Liabilities) as of September 30, 2005 of $334,014 compared to working capital of $62,658 as of September 30, 2004.

Cash used by operating activities totaled $102,197 for the period ended September 30, 2005 which compares with cash used by the operations of $378,820 for the period ended September 30, 2004. The decrease in the cash used is a result of the cancellation of shares and accrued expenses.

Cash used by investing activities totaled $30,000 for the period ended September 30, 2005 compared to no investment activities for the period ended September 30, 2004. The increase in use of cash is related to the investment into deferred development costs for exploration development on the Golpejas Concessions.

Cash provided by financing activities totaled $127,290 for the period ended September 30, 2005 compared to $312,896 the period ended September 30, 2004. The Company funded its operations through the sale of its shares or borrowings from its principal shareholders and officers reflected in notes payable. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

In March 2005 the Company began a private placement that was terminated in November 2005.During this period we completed a private placement for 140,000 shares of common stock and raised an aggregate of $140,000.. All the shares were offered and sold by our management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred in connection with this transaction. All the shares were offered and sold under the claim of exemption provided by Section 4(2) of the Securities Act of 1933. Such investors were accredited or otherwise qualified investors based on their financial resources and knowledge of investments, had access to or were provided with relevant financial and other information relating to the Company.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Item 3. Controls and Procedures

     a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     b) Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

A Complaint was filed in November 2004 with the Washington Bar Association, Case number WSBA #04-01650, againt Tolan Furusho, Attorney at Law, for the recovery of $312,896 in which Mr. Furusho was the escrow agent and took receipt of funds in trust from the sale of the Company's common stock.

A Complaint was filed on October 1, 2004 with the Bellevue Police Department, Case # 04B- 11186, against Tolan Furusho for the recovery of the above $312,896 related to the above matter. A criminal investigation is pending.

A Complaint is pending whereas the Company expects to be a plaintiff in litigation against Tolan Furusho and his associate, Beverlee Claydon aka Beverlee Kamerling appropriate third parties for the issuance of 540,000 and 1,325,000 shares of the Company's common stock which was issued for consulting work that was not performed and/or improperly issued under Form S-8 and under the direction of Tolan Furusho and Beverlee Claydon aka Beverlee Kamerling. The Company is seeking the recovery of shares or equal value, interest, expenses and damages. As of August 15, 2005,the Company has recovered approximately 425,750 shares. As of August 15, 2005, the Company has canceled approximately 857,150 of these shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                  None

Item. 3. Defaults Upon Senior Securities

                  None

Item 4. Submissions of Matters to a Vote of Security Holders

                  None

Item 5. Other Information

                  None

Item 6. Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                           Goldtech Mining Corporation

Date:  November 21, 2005              By: /s/ JINQING DONG
                                      --------------------
                                      Jinqing Dong
                                      Chief Executive Officer ( Principal
                                      Executive Officer) and Chief Financial
                                      Officer ( Principal Accounting
                                      Officer and Principal Financial Officer)