Form 10KSB
period 2005-12-31
GOLDTECH MINING CORP
filed 2006-04-17
CIK 763846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 2-95836NY

Goldtech Mining Corp.
(Name of small business issuer in its charter)

Nevada	13-3250816
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

Dalian Dongtai Industrial Waste Treatment Co.
No. 1 Huaihe West Road, E-T-D-Zone, Dalian, China	116600
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code 011-86-411-87622850

John C. Leo
100 Wall Street, 15th Floor
New York, New York 10005
(212) 232-0120
(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Nil	Nil
Securities registered pursuant to Section 12(g) of the Act:   Common Stock $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No_____.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year: US$4,869,300 for the fiscal year ended December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

  14,707,241 common shares @ $0.07 (1) = $1,029,507

(1) Based upon a closing bid price on April 13, 2006 of $0.07 per share of common stock on the OTC Bulletin Board.

On March 22, 2006, the issuer had 14,707,241 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ____   No:     X    .

Goldtech Mining Corporation
Form 10-KSB

Table of Contents

Forward-Looking Statements and Associated Risk

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this prospectus generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for similar statements by certain existing public companies, does not apply to us because our stock qualified as “penny stock.”

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of March 10, 2006, $1 = 8.046 yuan.

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Goldtech Mining Corporation, (ii) Dalian Acquisition Corporation, and (iii) Dalian Dongtai Industrial Waste Treatment, Co., Ltd. (“Dalian Dongtai”)

RISK FACTORS

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MESSRS. DONG, LI OR LIU, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued service of Mr. Jinqing Dong, our Chief Executive Officer and Chief Financial Officer, Mr. Jun Li, the Chief Operating Officer of Dalian Dong Tai and Mr. Ruigan Liu, the Chief Engineer of Dalian Dong Tai. Loss of the services of Messrs. Dong, Li or Liu could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Dong, Li or Liu. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

WE RELY ON OUR GOVERNMENTAL PERMITS AND EXCLUSIVE RIGHTS TO OPERATE IN DALIAN, AND THE LOSS OF THE PERMITS OR EXCLUSIVE RIGHTS WOULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

Only those companies who have been granted the special operating license issued by the national and local governments are permitted to engage in the industrial waste business in China. The national and local governments have strict requirements of professional technology and management. Additionally, the central government has granted exclusive rights to companies to operate in the industrial waste business according to regions. As part of this national planning scheme, Dong Tai Industrial Waste Treatment Co. Ltd is responsible for collecting and processing the industrial waste in all of Dalian and its surrounding areas in the province. Either the national or local government could determine that we do not meet the strict requirements of professional technology or management and revoke our permit to engage in the industrial waste business in China. Additionally, the central government could revoke our exclusive license and grant other companies the right to collect and process the industrial waste in Dalian and its surrounding areas in the province. The termination of our licenses or exclusive rights to operate would have a material adverse impact on our revenue source.

IF WE FAIL TO INTRODUCE NEW PRODUCTS OR SERVICES, OR OUR EXISTING PRODUCTS OR SERVICES ARE NOT ACCEPTED BY POTENTIAL CUSTOMERS, WE MAY NOT GAIN OR MAY LOSE MARKET SHARE.

Rapid technological changes and frequent new product and service introductions are typical for the markets we serve. Our future success will depend in part on continuous, timely development and introduction of new products and services that address evolving market requirements. To the extent we fail to introduce new and innovative products or services, we may lose market share to potential competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products or services could reduce our growth rate or damage our business.

We may experience delays in the development and introduction of products or services. We cannot assure that we will keep pace with the rapid rate of change in waste collection and disposal research or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. We have not experienced any difficulties with the preceding factors, however, there can be no assurance that we will not experience difficulties in the future. The expenses or losses associated with unsuccessful product or service development or lack of market acceptance of our new products and services could materially adversely affect our business, operating results and financial condition.

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

In connection with the acquisition of China Industrial Waste Management Inc., we have issued 64,000 shares of Series A Convertible Preferred Stock to the shareholders of China Industrial Waste Management Inc., including several which are now officers and directors. The Series A Convertible Preferred Stock are convertible into 640 million shares of common stock and, in the aggregate, have the right to cast 640 million votes in any vote by our shareholders. As a result, our officers and directors in the aggregate have the right to cast approximately 85% of all votes by our shareholders. These stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

o election of our board of directors;
o removal of any of our directors;
o amendment of our certificate of incorporation or bylaws; and
o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business
combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SERIES A CONVERTIBLE PREFERRED STOCK WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

Upon an increase in the authorized number of shares of common stock, the holders of the Series A Convertible Preferred Stock will have the right to convert their shares into 640 million shares of common stock, which will result in substantial dilution to the interests of other stockholders.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for
transactions in penny stocks; and
o the broker or dealer receive from the investor a written
agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o  obtain financial information and investment experience objectives of the person; and
o  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o  sets forth the basis on which the broker or dealer made the suitability determination; and
o  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

COMPANY HISTORY

The Company was originally incorporated as a Delaware company in 1987 under the name of Egan Systems, Inc. In late 1987, the Company acquired ENVYR Corporation as a wholly owned subsidiary and established its headquarters in Raleigh, North Carolina. From 1987 to 2003, the Company was primarily engaged in the business of developing, selling and supporting computer software products, particularly products related to the COBOL computer language.

In October, 2003, the Company acquired a group of 35 mining claims from Goldtech Mining Corporation, a Washington Corporation. In November, 2003, the Company acquired the remaining mining claims of Goldtech Mining Corporation. In connection with that, the Company changed its name to Goldtech Mining Corporation and re-domiciled to the State of Nevada. As a result of this acquisition, the Company had two lines of business: 1) explore and develop potential mining properties, and 2) developing, marketing and supporting computer software products and services. In September 2004, the Company sold its computer business and adopted a business plan to focus exclusively on its mining exploration business.

As such, the Company, with its sole mining exploration business line, was a development stage company with limited revenues, a history of significant losses and a substantial accumulated deficit. The Company’s auditors have stated in their opinion that there is a substantial doubt regarding the Company’s ability to continue as a going concern. The board of directors of the Company decided to look for business alliance opportunity. In November 2005, the Company acquired the waste management business from Dalian Dongtai Industrial Waste Treatment Co., Ltd., or Dongtai, a corporation located in Dalian, the People’s Republic of China, or PRC.

DONGTAI HISTORY

Dongtai was founded on January 9, 1991 as a limited liability company under the PRC laws, with a total registered capital of $250,000. The registered shareholders of Dongtai are Jinqing Dong, Jun Li, Wenyi Guo, Duanfeng Zhu, Xin Guo, Tongjie Xing. They are collectively referred to as Dongtai Shareholders in this report. Of the Dongtai Shareholders, Mr. Dong was the controlling shareholder, holding 88% of the equity interest of Dongtai.

Dongtai has two subsidiaries - Precision Machine Co., Ltd (“Precision”) and Wafangdian Dongtai Garbage Collection (Wafangdian”).

Precision was incorporated on July 21, 2001. Dongtai has a 55% interest in this subsidiary. Precision is located in Economic and Technology Development Zone, Dalian, People’s Republic of China (PRC) and is engaged in the business of selling recycled products. The Company sold their 55% interest on September 30, 2005 at cost.

Wafangdian was incorporated on February 26, 2004. Dongtai has a 51% interest in this subsidiary. Wafangdian is located in Wafangdian district, Dalian, People’s Republic of China (PRC). The Company sold their 51% interest on September 30, 2005 at cost.

Dongtai is located in the Economic and Technology Development Zone, Dalian, People’s Republic of China (PRC). Dongtai is engaged in the business of industrial solid waste disposal and treatment, as well as recyclable product development. It recovers all types of industrial wastes and currently has more than 600 customers. The industrial wastes will be used as raw material to produce chemical and metallurgy products or to receive innocuous treatment through incineration, burial or water treatment. Dongtai also provides environmental protection services, technology consultation, pollution treatment services, and waste management design processing services.

REVERSE MERGER TRANSACTION

The acquisition of Dongtai was consummated through a reverse merger in the following steps:

1. On August 16, 2005, Dongtai’s consultant, Warner Technology and Investment Company, Inc., or “Warner”, formed China Industrial Waste Management, Inc., or CIWM, under the laws of Delaware. Warner is a New Jersey corporation and its president is Huakang Zhou. On September 27, 2005 the Company signed an engagement agreement with American Union Securities Inc. (“AUSI”) to provide business advisory and investment banking services. AUSI is a New York corporation and a registered broker and dealer, and its president is John C. Leo. Shareholders of CIWM include each of the Dongtai Shareholders, AUSI, Huaqin Zhou (the sister of Huakang Zhou), John C. Leo, and Warner a New Jersey corporation controlled by Huakang Zhou.

2. On September 10, 2005, CIWM acquired 90% of the equity interest of Dongtai from Dongtai Shareholders for $2.07 million. After the equity acquisition, the Dongtai Shareholders collectively own 10% of the equity interest of Dongtai. As a result of this acquisition, Dongtai became a joint venture with foreign investment under the PRC laws with a total registered capital of $2.3 million. The formation of joint venture was approved by Dalian Industry and Commerce Bureau and the term of the joint venture is 20 years. A new business license was issued to Dongtai on October 10, 2005, and the registered capital has paid up to $990,000 as of March 24, 2006. Under the PRC laws, the remaining portion of the registered capital is required to be paid in full within 6 months after the issuance date of the business license.

3. On November 10, 2005, the Company formed a wholly-owned entity called “Dalian Acquisition Corp.” under the laws of Delaware for the sole purpose of acquiring Dongtai’s business.

4. On November 11, 2005, the Company consummated a merger agreement with Dalian Acquisition Corp., CIWM, and all of the shareholders of CIWM. The shareholders of CIWM owned 1,280,000 shares of CIWM, representing all of the issued and outstanding shares of CIWM. Pursuant to the merger agreement, CIWM was merged with and into Dalian Acquisition Corp. CIWM ceased in existence and Dalian Acquisition Corp. was the surviving company. By operation of laws, all rights, properties and debts of CIWM were transferred to Dalian Acquisition Corp. and Dalian Acquisition Corp. is liable for all debts, liabilities, duties and obligations of CIWM and itself as a group.

Each issued and outstanding share of Dalian Acquisition Corp. continued to be issued and outstanding. Each issued and outstanding share of CIWM was automatically cancelled, extinguished and was converted into the right to receive 0.05 share of preferred stock issued by the Company. As such, the 1,280,000 shares of CIWM were converted into a total of 64,000 shares of preferred stock newly issued by the Company, and all shareholders of CIWM became the holders of preferred stock of the Company. Each share of preferred stock is convertible into 10,000 shares of common stock before giving effect to a 100 for 1 reverse stock split (that is, 100 shares of common stock after giving effect to the reverse stock split). The Company has filed an information statement on Schedule 14C for the reverse stock split and the name change of the Company with the Commission on March 31, 2006. The reverse stock split and the name change are expected to be effective by the end of April.

The reverse merger transactions were closed on November 11, 2005. To the extent the information about the reverse merger transaction contained in the Current Report on Form 8-K filed by Goldtech Mining Corporation on November 17, 2005 is inconsistent with the description here, such information in the Form 8-K is superseded and replaced by the information in this Annual Report on Form 10-KSB.

As a result of the merger and as set forth in the following diagram, Dalian Acquisition Corp. became a wholly owned subsidiary of the Company, which in turn through Dalian Acquisition Corp.’s 90% equity ownership interest in Dongtai, acquired the business of Dongtai. As the former CIWM shareholders hold a total of 97.92% of the voting capital stock of the Company as of the date of this report, and because the business of Dongtai represents the primary operations and business of the Company, the acquisition of Dongtai is deemed to be a reverse merger for accounting purposes (the “Reverse Merger”).

Our U. S. executive offices are located at 100 Wall Street, 15th Floor, New York, NY 10005 and our telephone number is 212-232-0120 x221. Dongtai is located in the city of Dalian, Liaoning Province of the PRC. It currently has approximately 215 employees and use seven facilities in Dalian with a total of 1,301,293 square feet for its business operations. Please see “Item 2-Description of Property” for more information.

CURRENT BUSINESS

Following the completion of the Reversed Merger, Dongtai becomes a 90%-owned subsidiary of the Company and the business of Dongtai becomes the only operational business of the Company. Dongtai is mainly engaged in the collection, treatment, disposal and recycling of industrial wastes.  It also provides waste disposal solutions and realty management service to its customers. Currently the Company has more than 600 customers.

The Company has obtained the national qualification license from the State Environmental Protection Administration (SEPA), equivalent to the EPA in the US. Companies without this license are not permitted to conduct business related to industrial waste disposal and collection. The Company is furnished with multiple recycle treatment systems and waste incineration treatment systems that are able to handle the following kinds of wastes:

   1. Electric Garbage Dismantle System
  2. Organic Solvent Distillation Recycle System
  3. Fluorescent Tube Treatment System
  4. Organic Macromolecular Waste Destructive Distillation Cracking System
  5. Treatment System for Catalyst Containing Valuable Metals
  6. Waste Etchant Liquor Treatment System
  7. Comprehensive Treatment System for Industrial Waste Water
  8. Incineration System for Solid Waste
  9. Hazard Waste Landfill
  10. Ordinary Industrial Solid Waste Landfill

Electric Garbage Dismantle System

After classification and dismantlement of copy machine's cartridge and electric components of PCB, the system can recover much metal and plastic with high value and limit the unrecyclable waste to the minimum. Through the dismantlement of white electric garbage from waste household electric appliance and waste product from house appliance manufacturer, the recyclable metrical can be recovered and the hazardous material like phosphor and Freon will go through innocuous treatment. The system was built in 1997, including large disintegrator, electronic weigher, oven, vacuum cleaner, decorticator and large goods elevator. The annual processing capacity of the system is 2,000 tons. The system is able to treat TV picture tube, photocopier cartridge and various electronic components.

Organic Solvent Distillation Recycle System

Dalian Dongtai Industrial Waste Treatment Co., Ltd established the organic solvent distillation recycle system in 1992. This system includes raw material storage tank, rectifying tower, and flashing tower. The system is capable of treating organic solvents including triclene, acetone, ethyl acetate, isopropyl alcohol, propylene glycol monomethyl ether methyl alcohol, methylbenzene, and cyclohexanone, etc. The annual capacity is 1,800 tons. The recycle product can be repeatedly used as the industry raw material.

Since 2000, this system has been listed and promoted as the "national key environmental project" by the State Environmental Protection Administration for 4 consecutive years. Dalian Dongtai is also listed as the technology supporting unit of the "National Technology Achievement Promotion Project". This system also won the second prize of Dalian Technology Innovations.

Dalian Dongtai has established very strict regulation of disposal for the treatment of toxic and hazardous chemical waste. No environmental pollution accident has ever occurred since the establishment of Dalian Dongtai. Dalian Dong Tai has established relationships with over 40 enterprises in dealing with toxic chemical waste.

Fluorescent Tube Treatment System

Dalian Dongtai has developed a waste fluorescent tube treatment system. The system is able to conduct innocuous treatment of fluorescent tube through negative-pressure shattering, ercury adsorption, glass cleaning, metal separation, absorption and cleaning liquid treatment. Currently the treatment capacity is 1,000 pieces/hour.

Organic Macromolecular Waste Destructive Distillation Cracking System

Canon Dalian Business Machines Co. Ltd is a sole-investor enterprise set up by Canon (China) Co. Ltd. It mainly produces the cartridge of laser printer. The treatment of the waste powdered ink was problematic, so Dalian Dong Tai developed the unique waste powdered ink destructive distillation pyrolysis treatment technique. This system can transform the waste powdered ink into fuel with high calorific value. The residue can also be used to produce cement. The system was built in 1995 and is composed of destructive distillation cracking oven, heat exchange device and air storage tank. The system is able to treat photocopier and printer powdered ink, and organic macromolecular materials such as polystyrene, polypropylene resin, polycarbonate, rubber materials, oil sludge, etc. The annual treatment capacity can reach 500 tons.

Catalyst with Valuable Metals Treatment System

The treatment system for catalyst with valuable metals developed by Dalian Dong Tai allows it to apply plasma technology to the comprehensive utilizationand treatment of hazardous waste. Through the melting in the plasma oven and extraction of rare metal, the system can extract such rare metals as cobalt, nickel, molybdenum, vanadium, etc. The slag can be used as the raw material to produce cement. The annual treatment capacity of the system is 2,000 tons. This technology has won the third prize of National Technology Advancement and is sponsored by the National Technology Innovation Funds for Small-and-Medium Sized Scientific and Technological Enterprise.

Waste Etchant Liquor Treatment System

This system includes material delivery device, reaction vessel, and filtering device etc. The system can process the waste copper acid-alkaline etchant liquor of PCB industry and produce copper sulphate through neutralization, acidification, and metathesis. The annual treatment capacity of the system is 2,000 tons.

Industrial Waste Comprehensive Treatment System

The industrial waste comprehensive treatment system includes treatment tank, oil removal tank, reaction tank, precipitation tank, neutralization tank, absorption tank, filtering device and filter press. It's able to treat the ablution resulting from removing oil from metal surface, and grinding and cutting fluids resulting from machining.The designed capacity is 3 tons/hour.

Solid Waste Incineration System

The inappropriate handling of hazardous chemicals can trigger serious environment pollution. Dalian Dong Tai built the incineration system which includes two-stage incineration stove, residual heat recovery system and innocuous residual gas discharge system with advanced process. The major waste that can be processed include: waste organic solvent, waste oil, waste glue liquor, combustible solid industrial garbage, etc. The system has met national standard and is automatically operated.

Hazard Waste Landfill

The landfill is built in accordance with the national construction standard. It has a double HDPE impermeable layer lining and percolating water collection system. After stabilization and solidification, the toxic and hazardous waste will receive innocuous treatment. The system is able to handle all kinds of waste residue containing heavy metal and incinerate residues. The project covers an area of 112,350 square feet. The landfill capacity is 20,000 tons.

Landfill for Ordinary Industrial Solid Waste

The landfill for ordinary industrial solid waste is built according to national standard. It's equipped with single layer anti-seepage pretreatment system and collection system of percolating water. The landfill can process ordinary industrial waste of Class 1 and 2. The capacity of the landfill is 100,000 tons.

Market/Customers

The major sources of industrial waste in the Dalian area are industrial enterprises, medical units, scientific research institutions and university laboratories. According to statistics from Dalian Dong Tai, the amount of waste collected has been increasing every year. The amount in 2001 was 11,000 tons, 13,226 tons in 2002, 14,594 tons in 2003, and 18,460 tons in 2004. It estimated that the annual growth rate in the next ten years will be 20%.

Currently the industrial waste treatment business is still new in China. There are only a few costal cities that have built or plan to build the industrial waste treatment facilities. Due to the industry's strict requirement of professional technology and management, the accession is limited by granting special operation license. Only those companies securing the special operation license issued by national or local government can engage in the business legally. To avoid the environmental risk caused by inappropriate transfer of hazardous waste due to disorder competition, China has set up the industry planning according to regionalism. In the national planning, Dalian Dong Tai is responsible for collecting and processing the industrial waste of Dalian and surrounding area. Hence the basic market is guaranteed to some degree.

Dalian Dong Tai has won long-term contracts of disposing solid waste from more than 600 enterprises, among which are many famous multinational companies such as Canon, Pfizer, Toshiba, Toto, Posco-CFM Coated Steel, Fuji, Wepec, Ryobi, TDK, YKK, and Panasonic. The expenditure on solid waste treatment of Canon accounts for 26% of Dalian Dong Tai's total revenue. With the expansion of Dalian Dong Tai's client group, the share of revenue from Canon is decreasing every year.

Technology and Intellectual Property

Dalian Dong Tai has established the Dong Tai Industrial Waste Disposal Technology Center with the Dalian University Institute for Ecoplanning and Development. The center currently has 22 professional engineers and 9 analysts. With cooperation from experts from Canada and the US based RPP International Consulting Company. Now under the support of Dalian University of Technology, the Center is focusing on the research of ecoplanning theory and policy, professional training, ecoplanning, ecological efficiency evaluation, case analysis of eco-industrial Park, community or eco city, and reality simulation or dynamic tracking realistic simulation.

Since its establishment, Dalian Dong Tai has been in close cooperation with scientific research academy and universities, such as Dalian Institute of Chemical Physics (DICP), Beijing Institute of Mechanics, Chinese Academy of Sciences, Tsinghua University and Dalian University of Technology. Dalian Dong Tai took part in the compilation of National Waste Disposal Criteria with over 50 international enterprises such as China Electronics Engineering Design Institute, Intel (China) Co., Ltd, Motorola (China) Co., Ltd, and Del l(China)
Co., Ltd. Dalian Dong Tai's R&D team specializes in environmental engineering, chemical engineering, water supply and drain system, surface treatment, biological engineering, metallurgy, machinery, electronics, and computer science. They are especially important to the research of innocuous treatment of industrial solid waste and the comprehensive waste utilization. The scientific achievements that have been applied in the business operation include:

1. The Comprehensive Utilization and Disposal of Waste Organic Solvent. It won the second prize of Dalian Technology Innovation and has been listed as the "National Key Practical Technology for Environmental Protection" by the Ministry of Science and Technology and the State Administration of Environmental Protection;
2. The Destructive Distillation Thermal Cracking of Powdered Ink;
3. The Safety Landfill of Hazardous Waste;
4. Pyrolysis Incineration Stove;
5. The Innocuous Treatment of Cyanide;
6. The Comprehensive Utilization of the Waste Etchant Liquor from PCB industry;
7. The Comprehensive Utilization and Disposal of Waste Catalyst. It won the third prize of Dalian Technology Innovation and has been listed as the "National Key Practical Technology for Environmental Protection" by the State Administration of Environmental Protection. It was supported by the Innovation Funds for Small-and-Medium Sized Scientific and Technological Enterprises of the Ministry of Science and Technology;
8. The treatment of PCB Industry's Waste Liquid containing heavy metal;
9. The Disposal of Medical Refuse;
10. The Disposal of Waste Battery;
11. The Innocuous Treatment of Arsenic Compound;
12. The Wet Oxidation of High Concentration Organic Waste;
13. The Disposal of Ordinary Industrial Waste; and
14. The Comprehensive Utilization and Innocuous Treatment of Electric Waste.

Among the above technology, the following have been granted patent or accepted in patent application.

Patents granted:

o The Disposal of the Waste Powdered Ink of Copy Machine; Patent No. ZL 01 1 27963.X
o Consecutive Destructive Distillation Stove Utility Model; Patent No.: 200420069745.5
o Plasma Fusion Pyrolysis Device; Patent No. : 200420069742.1

Application Acceptance:

o The Disposal of Waste Catalyst, Acceptance No. : 200410021093.2

Government Regulation

The industrial waste treatment business is still in its nascent stages in China. There are only a few costal cities that have built or even plan to buildthe industrial waste treatment facilities. The industry has high barriers to entry due to the central government's strict requirements of professional technology and management. Only those companies who have been granted the special operating license issued by the national and local governments are permitted to engage in the industrial waste business. Additionally, the central government has granted exclusive rights to companies to operate in the industrial waste business according to regions. As part of this national planning scheme, Dong Tai Industrial Waste Treatment Co. Ltd is responsible for collecting and processing the industrial waste in all of Dalian and its surrounding areas in the province.

Employees

As of November 1, 2005 Dalian Dong Tai had 215 employees. The Company has not experienced any work stoppages and Dalian Dong Tai considers relations with its employees to be good. Dalian Dong Tai anticipates hiring additional employees as it increases production and collection of waste materials.

ITEM 2. DESCRIPTION OF PROPERTY

Disposition of Goltech’s Mining Property:

The Company entered into an asset acquisition agreement on March 26, 2004 to acquire 100% of the rights, title and interest in the Golpejas Concessions. The Company is currently no longer in the mining property business, has severed all ties and commitments to the Golpejas property, and maintains no obligations to the property.

Dongtai’s Property:

Dalian Dong Tai's principal executive offices are located at No. 1 Huailu West Road, EDT Zone. Dalian City, China 11660. In addition, Dalian Dong Tai hasthe following facilities:

Address	Function	Area (sqft)

No.1, Dakai Huaihe West Road	Office building and electric waste disposal area	90,233

No.27, Dakai Huaihe West Road	Processing workshop of waste catalyst, waste water	19,698
	processing station.

No.100, Dakai Tieshan West Road	Processing workshop of waste	72,588
No.27	catalyst, waste water processing station

No.6 District, Haiqing (Outside the	hazard waste safe landfill	112,350
Northwest wall of Xitai Oil Refinery Plan)

Flame-retardant Plant of Xiaowang	Hazardous waste incineration	214,000
Tuanyuan Development Zone	field, waste classification and storage field

Qianguan Village, Ganjinzi District	industrial solid wastes landfill	107,000

No. 85, Dagu Hill	project under construction	685,424

ITEM 3. LEGAL PROCEEDINGS

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

A Complaint was filed in November 2004 with the Washington Bar Association, Case number WSBA #04-01650, against Tolan Furusho, Attorney at Law, for the recovery of $312,896 in which Mr. Furusho was the escrow agent and took receipt of funds in trust from the sale of the Company's common stock. In March 2005, the Disciplinary Board of the Washington State Bar Association concluded that since there was a pending legal action involving similar allegations, the review of the grievance filed against Mr. Furusho should be deferred pending resolution of the litigation.

A Complaint was filed on October 1, 2004 with the Bellevue Police Department, Case # 04B- 11186, against Tolan Furusho for the recovery of $312,896 from Mr. Furusho. On October 6, 2005 the Bellevue Police Department issued a letter to the Company’s prior management stating that face to face contacts to obtain written statements have to occur in order to move forward. Prior management did not proceed with these face to face meetings. Although the letter states the case is not closed the Company’s current management has no immediate plans to pursue this matter.

On September 24, 2004, a shareholder, Keith Robertson, on behalf of himself and those similarly situated filed a law suit against the Company, Robertson v. Goldtech Mining Corp, Case No.: CV4-2011M, United States District Court, Western District of Washington, to temporary restrain and enjoin the Company, including its wholly owned subsidiary, Egan Systems, Inc, as alleged in the complaint, its other subsidiaries, affiliates, agents, divisions, or join ventures from (A) canceling 11,110,000 shares of common stock of the Company issued as consideration for the purchase of assets from Goldtech Mining Corporation, a State of Washington corporation, pending the outcome of the special meeting of the stockholders of the Company, which was scheduled for October 26, 2004 (“Special Meeting”); (B) transferring any right, title or interest to any of assets of the Company, including its wholly owned subsidiary, Egan Systems, Inc., or its other subsidiaries and affiliates, pending the outcome of the Special Meeting; (C) issuing any securities, pending the outcome of the Special Meeting; and (D) an Order to Show Cause why a preliminary injunction should not issue with respect to the foregoing relief requested.  On September 24, 2004, the Court denied the plaintiff’s motion for a temporary restraining order without prejudice to renew the motion as one for a preliminary injunction.  On October 25, 2004, the Court dismissed the action for Lack of Subject Matter Jurisdiction.  The plaintiff appealed the decision, U.S. Court of  Appeals Docket Number: 04-36062. On or about March 8, 2006, the Company reinstated the 11,110,000 shares. The case is in the process of settlement and the Company does not believe the plaintiff has any claim in this case.

With respect to the business of Dalian Dongtai, we are not currently aware of any other pending, past or present litigation that would be considered to have a material effect on us. There are no known bankruptcy or receivership issues outstanding and we have no known securities law violations. Additionally, we have no known legal proceedings in which certain corporate insiders or affiliates of us are in a position that is adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no stockholders meetings in the fourth quarter of this fiscal year but there are actions through unanimous written consents by the stockholders of the Company.

On March 15, 2006, Mr. Jinqing Dong acted through unanimous written consent in his capacity as record holder of 46,904 shares of Series A Convertible Preferred Stock of the Company, representing approximately 72.73% of the outstanding voting stock of the Company, to approve the amendment to the Articles of Incorporation pursuant to which the Company’s name is to be changed to “China Industrial Waste Management, Inc.” (the “Name Change”) and the outstanding shares of Common Stock of the Company are to be combined on the basis that 100 of such shares of Common Stock shall become one share of Common Stock without changing the par value of the shares of the Company (the “Reverse Split”).

The Company disseminated an Information Statement on or about April 5, 2006, to the holders of record as of the close of business on March 31, 2006 of shares of the Company’s common stock, regarding the Name Change and the Reverse Split. For further information, please see the Information Statement on Form 14C filed on March 31, 2006 with the SEC.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters.

The Company's common stock is currently quoted on the Over-the-Counter (OTC) Bulletin Board under the trading symbol “GMNC.OB.” The Company plans to obtain a new trading symbol in connection with the Name Change and Reverse Split described in Item 4 “Submission of Matters to a Vote of Security Holders.”

On March 14, 2006, the closing trade price for the common stock of the Company was $0.18. The following table sets forth the high and low prices of the Company’s common stock, as reported by the OTCBB for each quarter since January 1, 2003.

Quarter Ended	High Bid	Low Bid

March 31, 2003	$0.01	$0.01
June 30, 2003	$0.01	$0.01
September 30, 2003	$0.01	$0.02
December 31, 2003(1)	$1.90	$1.00

March 31, 2004	$1.00	$0.80
June 30, 2004	$0.95	$0.42
September 30, 2004	$0.55	$0.17
December 31, 2004	$0.34	$0.20

March 31, 2005	$2.00	$0.19
June 30, 2005	$1.65	$0.75
September 30, 2005	$1.01	$0.31
December 31, 2005	$0.45	$0.11

(1)	Reflected a 100:1 reverse stock split at the 4th quarter of 2003.

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 22, 2006, there were 14,707,241 shares of our common stock issued and outstanding, and there were approximately 203 holders of record of our outstanding shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2005:

1. In connection with the Reverse Merger in November 2005, we issued a total of 64,000 shares of preferred stock to CIWM shareholders in exchange for their giving up their interest in CIWM and merging CIWM into Dalian Acquisition Corp. No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

2. On January 24, 2005, the Company issued 2,000,000 shares to a corporation controlled by an officer of the Company for services rendered. On the same date, the Company issued 500,000 restricted common shares to consultant for services to be rendered in connection with a consulting agreement dated January 2005.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2004:

1. On March 31, 2004, the Company sold 417,195 shares of its common stock to an investor for $312,896.

2. In May 2004, a total of 1,325,000 shares of common stock of the Company were issued and registered under Form S-8 without Board consideration or approval. The Company had recovered 425,750 shares as of December 31, 2004.

3. In 2004, the Company issued a total of 3,200,000 restricted shares of stock for services rendered to the Company. Of these shares, 2,200,000 shares were issued on October 15, 2004 to Tracy Kroeker, an officer of the Company, and 1,000,000 shares were to the former subsidiary for services rendered at $.08 per share. On June 14, 2005, the Company cancelled 431,400 shares of common stock issued for consulting and services rendered during 2004.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2003:

1. During 2003, the Company acquired various mining claims through the issuance of 11,110,000 restricted common shares. The details of the issuance are as follows: On October 3, 2003, the Company issued 11,000,000 shares of common stock for the acquisition of the Tofino Group-Alberni Mining Division, a group of 35 mining claims, from Goldtech Mining Corporation, a Washington corporation. The 11,000,000 shares became 110,000 shares after the one for one-hundred reverse stock split on November 5, 2003. Subsequently, the Company acquired the remaining mining claims of Goldtech Mining Corporation in exchange for an additional 11,000,000 shares of the Company’s post reverse split common stock. On June 14, 2005, the Company cancelled these 11,110,000 shares of common stock.

2. During 2003, the Company issued a total of 575,000 common shares to consultants for services rendered.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

Dividend Policy

The payment of dividends, if any, is to be within the discretion of the Company’s Board of Directors and will be contingent upon the Company’s revenues and earnings, capital requirements, financial conditions and the ability of Dalian Dongtai to obtain approval to get monies out of the PRC. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

Additionally, the PRC’s national currency, the Yuan, is not a freely convertible currency. Effective January 1, 1994, the PRC foreign exchange system underwent fundamental changes. This reform was stated to be in line with the PRC’s commitment to establish a socialist market economy and to lay the foundation for making the Yuan convertible in the future. The currency reform is designed to turn the dual exchange rate system into a unified and managed floating exchange rate system.

A China Foreign Exchange Trading Centre was formed in April, 1994 to provide an interbank foreign exchange trading market whose main function is to facilitate the matching of long and short term foreign exchange positions of the state-designated banks, and to provide clearing and settlement services. The People’s Bank of China publishes the state managed exchange rate daily based on the daily average rate from the previous day’s inter-bank trading market, after considering fluctuations in the international foreign exchange markets. Based on these floating exchange rates, the state-designated banks list their own exchange rates within permitted margins, and purchase or sell foreign exchange with their customers.

The State Administration of Foreign Exchange of the PRC (“SAFE”) administers foreign exchange dealings and requires that they be transacted through designated financial institutions. All Foreign Investment Enterprises (“FIEs”) may buy and sell foreign currency from designated financial institutions in connection with current account transactions, including, but not limited to, profit repatriation. With respect to foreign exchange needed for capital account transactions, such as equity investments, all enterprises in the PRC (including FIEs) are required to seek approval of the SAFE to exchange Yuan into foreign currency. When applying for approval, such enterprises will be subject to review by the SAFE as to the source and nature of the Yuan funds.

There can be no assurance that the Yuan relative to other currencies will not be volatile or that there will be no devaluation of the Yuan against other foreign currencies, including the U.S. dollar.

Equity Compensation Plan Information

Under the terms of her employment agreement, Ms. Kroeker, the Company’s former president and director, was granted an incentive option to purchase up to 5,000,000 restricted shares of the Company’s common stock at an exercise price of $0.01. In the event that Ms. Kroeker is able to bring the Golpejas Property into full metal extraction production or enter into a bona-fide sale to an unrelated third party with 36 months from the date of employment, April 1, 2004, she is entitled to purchase said shares. Since the Company is no longer exploring future dealings with Golpejas, these options have been cancelled.

Transfer Agent

The Company’s stock transfer agent is Interwest Transfer Company, Inc. The contact information is as follows:

1981 East Murray Holladay Road, Suite 100
P.O. Box 17136
Salt Lake City, Ut 84117

Phone: (801)272-9294
Fax: (801)277-3147

Penny Stock Regulations

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. The Company’s Common Stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company’s Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was originally incorporated as a Delaware company in 1987 under the name of Egan Systems, Inc. In late 1987, the Company acquired ENVYR Corporation as a wholly owned subsidiary and established its headquarters in Raleigh, North Carolina. From 1987 to 2003, the Company was primarily engaged in the business of developing, selling and supporting computer software products, particularly products related to the COBOL computer language.

In 2003, the Company acquired a group of mining claims from Goldtech Mining Corporation, a Washington Corporation, changed its name to Goldtech Mining Corporation and re-domiciled to the State of Nevada. As a result of this acquisition, the Company had two lines of business: 1) explore and develop potential mining properties, and 2) developing, marketing and supporting computer software products and services. In September 2004, the Company sold its computer business, which was accounted for a discontinued operation in the financial statements. Following the disposition of the computer business, the Company adopted a business plan to focus exclusively on its mining exploration business.

On March 26, 2004 the Company entered into an agreement with Solid Resources Ltd., an Alberta Corporation whereby Solid agreed to sell 100% of their rights, title and interest in mining properties locates in the Golpejas area of Spain. This agreement was contingent upon Goldtech making certain financial considerations. The minimum recordable exploration work which Goldtech agreed to undertake as part of the agreement with Solid is as follows:

$ 150,000 U.S. by September 15, 2004  (drilling and other related costs)
$ 150,000 U.S. by September 15, 2005  (drilling and other related costs)
$ 150,000 U.S. by September 15, 2006   (drilling and other related costs)
$ 150,000 U.S. by September 15, 2007   (infill drilling and feasibility study)

The prior management of the Company failed to make the required payment of $150,000 to Solid by September 15, 2005 and as a result the property and all rights title and interest reverted back to Solid. Any and all rights or interests that Solid may have had in Goldtech expired on March 26, 2006. As a result of the default in the Golpejas property, the prior management of the Company began to seek potential merger and or acquisition candidates.

In November 2005, the Company acquired the waste management business from Dalian Dongtai Industrial Waste Treatment Co., Ltd., or Dongtai, a corporation located in Dalian, the People’s Republic of China, or PRC.

Dongtai was founded on January 9, 1991 as a limited liability company under the PRC laws, with a total registered capital of $250,000. Dongtai is engaged in the collection, treatment, disposal and recycle of industrial wastes. It recovers all types of industrial wastes and currently has more than 600 customers. The industrial wastes will be used as raw material to produce chemical and metallurgy products or to receive innocuous treatment through incineration, burial or water treatment. Dongtai also provides waste disposal solutions and realty management services to its customers.

The acquisition of Dongtai was consummated through series of transactions as further described under “Item 1 Description of Business-Reverse Merger Transaction” of this annual report. As a result of the merger and as set forth in the following diagram, Dalian Acquisition Corp. became a wholly owned subsidiary of the Company, which in turn through Dalian Acquisition Corp.’s 90% equity ownership interest in Dongtai, acquired the business of Dongtai. As the former CIWM shareholders hold a total of 97.92% of the voting capital stock of the Company as of the date of this report, and because the business of Dongtai represents the primary operations and business of the Company, the acquisition of Dongtai is deemed to be a reverse merger for accounting purposes (the “Reverse Merger”).

Therefore, the financial statements in this annual report on Form 10K-SB will depict the operating results of Dongtai for the fiscal years ended December 31, 2005 and 2004 respectively. The following discussion should be read in conjunction with the consolidated financial statements and notes appear elsewhere in this annual report.

RESULTS OF OPERATIONS

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

Fiscal Years Ended December 31, 2005 and December 31, 2004.

Revenues. The Company had $4,143,530 for the continued operations for the year-ended December 31, 2004. The Company had revenues of $4,869,300 for the year ending December 31, 2005 resulting from acquisition of CIWM.

Cost of Sales. The Company had $1,243,373 for the continued operations for the year-ended December 31, 2004. The Company had cost of sales of $1,582,338 for the year ending December 2005 resulting from the acquisition of CIWM.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 increase to $1,504,058 from $892,564 for year end 2004. The increase in general and administrative expenses is principally attributable to an increase in legal, corporate and expenses.

Selling Expenses: Selling expenses for the year ended December 31, 2005 increased to $344,660 from $177,123 in year end 2004 for operations acquired from CIWM.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2005 increased to $485,758 from $314,914 in year end 2004. The increase is a result of depreciation and amortization of plant and equipment owned by CIWM.

  Foreign Currency Translation: Foreign Currency Translation adjustments for the year ended December 31, 2005 increased to $227,827 from $0 as a result of the operations acquired from CIWM.

Operating Income/Loss: Operating income for year ending December 31, 2005 increased to $1,438,244 from $1,830,470 for year ending December 31, 2004. The increase reflects the acquisition of CIWM.

Material Events

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

In January, 2005, the Company effectuated a change of control and changed its headquarters to 3-11 Bellrose Drive, Suite 314, St. Albert, Alberta. Ronald Shaver was elected to the Board of Directors to fill a vacancy and appointed Vice President. Ralph Jordan resigned as Chairman of the Board, but will continue as a director and member of the audit committee. Replacing Mr. Jordan as Chairman is Tracy Kroeker, one of the existing directors. Ms. Kroeker was also elected corporate secretary - treasurer. Nancy Egan and Jack Laskin have also resigned as directors.

On April 11, 2005, the Company engaged E. Randal Gruber as its independent accountant for the year ending December 31, 2004 and dismissed the former independent accountants, Madsen & Associates, CPA's Inc.

On June 22, 2005, the Company completed the cancellation of 11,541,400 shares. This action effectively reduces the company’s outstanding shares from more than 19 million to 7,628,841. Goldtech had previously cancelled 11.11 million shares that were issued in 2003 to be exchanged in consideration for three mining properties in British Columbia. The parties to which the shares were issued have not met the terms of the agreement, as first reported in the company’s 8-K filing in September 2004. Goldtech also cancelled an additional 431,400 shares of common stock issued in exchange for services the company did not receive.

On November 11, 2005, the Company entered into a Share Exchange Agreement with China Industrial Waste Management Ltd, a Delaware corporation and the shareholders of CIWM. Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of CIWM from the CIWM Shareholders. As consideration for the acquisition of CIWM, the Company issued 64,000 shares of the Company's Series A Convertible Preferred Stock to the CIWM Shareholders. These issuances are exempt from registration requirements under Regulation D under the Securities Act of 1933, as amended. As a result of the transaction, Mr. Ron Shaver and Ms. Tracey

On December 8, 2005, Mr. Ralph Jordan, a member of the board of directors,resigned as a director, effective immediately, to pursue other interests.

Liquidity and Capital Resources

As of December 31, 2005 the Company had cash and cash equivalents of 2,944,179 compared to $2,372,385 as of December 31, 2004 The Company had working capital (current assets less current Liabilities) as of December 31, 2005 of $3,670,842 compared to $2,795,009 as of December 31, 2004.

Cash used by operating activities totaled $905,905 for the year ended December 31, 2005 which compares with cash provided by the operations of $1,366,749 for the year ended December 31, 2004. The increase in the cash used is a result of the operations acquired from CIWM.

Cash used by investing activities totaled ($134,442) for the year ended December 31, 2005 compared to ($381,313) for the year ended December 31, 2004. The decrease in use of cash is related to the purchase of property as part of the operations of CIWM.

Cash provided by financing activities totaled $(142,616) for the year ended December 31, 2005 compared to $74,515 for the year ended December 31, 2004.

Critical Accounting Policies

The accompanying consolidated financial statements include the accounts of Goldtech Mining and its wholly ow[Missing Graphic Reference]ned subsidiary, CIWM and its 90% owned subsidiary, Dalian Dongtai. (collectively, “the Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the period ended December 30, 2005 include Goldtech Mining (from the acquisition date) and CIWM, and Dalian Dongtai while the results for the period ended December 30, 2004 include only Dalian Dongtai.

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations:

Revenue recognition

Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenues.

Property, Plants and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are required or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Bad debts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

OFF-BALANCE SHEET ARRANGEMENTS

Neither the Company nor any of its subsidiaries have engaged in any off-balance sheet transactions since its inception.

ITEM 7.  FINANCIAL STATEMENTS

The following table presents selected financial data for us for the previous two fiscal years ended December 31, 2004 and 2005. We derived the selected financial data set forth below from our statements of operations for the two fiscal years ended December 31, 2004 and 2005, and our balance sheets as at December 31, 2004 and 2005, each is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	For the Fiscal Year ended December 31,
	2005 $	2004 $
Gross revenues	4,869,300	4,143,530

Income from operations	1,438,244	1,830,470

Net income	1,126,349	1,829,771

Total assets	7,896,132	N/A

Total liabilities	335,414	N/A

The Company’s consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

Goldtech Mining Corporation

E. Randall Gruber, CPA, PC

Certified Public Accountant Telephone (636)561-5639
400 Lake Saint Louis Boulevard Fax (636)561-0735
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Goldtech Mining Corporation

I have audited the accompanying consolidated balance sheet of Goldtech Mining Corporation as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Goldtech Mining Corporation as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

E. Randall Gruber, CPA, PC

April 5, 2006
St. Louis, Missouri

Member: American Institute of Certified Public Accountants
Registered: Public Company Accounting Oversight Board (PCAOB)

GOLDTECH MINING CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Current assets
Cash and cash equivalents	$2,944,179
Accounts receivable, net	281,761
Other receivables	339,688
Inventory	410,084
Advances to suppliers	8,240
Prepaid expenses	22,304
Total current assets	4,006,256

Property and equipment, net	2,160,243

Construction in progress	220,474

Other assets
Intangible asset, net	1,509,159

Total assets	7,896,132

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	108,213
Other payables	227,201
Total current liabilities	335,414

Stockholders' equity
Series A preferred stock $.001 par value; authorized shares
5,000,000, issued and outstanding 64,000	64
Common stock, .001 par value; Authorized shares
60,000,000; issued and outstanding shares 13,140,841	13,141
Additional paid-in capital	2,164,795
Other comprehensive income	(227,827)
Statutory reserve	832,235
Retained earnings	4,778,310
Total stockholders' equity	7,560,718

Total liabilities and stockholders' equity	$7,896,132

GOLDTECH MINING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,

	2005	2004

Revenue	$4,869,300	$4,143,530

Costs of revenue	1,582,338	1,243,373

Gross profit	3,286,962	2,900,157

Operating expenses
Selling expenses	344,660	177,123
General and administrative expenses	1,504,058	892,564
Total operating expenses	1,848,718	1,069,687

Income from operations	1,438,244	1,830,470

Non-operating income (expense)
Investment income	47,847	22,138
Other income	55,508	46,759
Other expense	(20,059)	(35,517)
Total non-operating income (expense)	83,296	33,380

Net income before minority interest and income tax	1,521,540	1,863,850

Minority interest	110,643	(34,079)

Net income before income tax	1,632,183	1,829,771

Income tax	505,834	--

Net income	1,126,349	1,829,771

Foreign currency translation adjustment	(227,827)	--

Comprehensive net income	898,522	1,829,771

Basis and diluted weighted average shares outstanding	15,973,096	1,280,000

Basic and diluted net earnings per share	$0.06	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

GOLDTECH MINING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Series A Preferred Stock		Common Stock		Additional Paid	Other Comprehensive	Statutory	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Income	Reserve	Earnings	Equity
Balance January 1, 2004	-	-	1,280,000	$1,280	$2,176,720	$-	$388,817	$2,265,608	$4,832,425

Net loss for the year ended December 31, 2004								1,829,771	1,829,771

Transfer to statutory reserve							274,466	(274,466)	-

Balance December 31, 2004	-	-	1,280,000	1,280	2,176,720	-	663,283	3,820,913	6,662,196

Change in foreign currency translation gain						(227,827)			(227,827)

Shares issued in connection with reverse merger	64,000	64	11,860,841	11,861	(11,925)				-

Net Income for the year ended December 31, 2005								1,126,349	1,126,349

Transfer to statutory reserve							168,952	(168,952)	-

Balance December 31, 2005	64,000	64	13,140,841	$13,141	$2,164,795	$(227,827)	$832,235	$4,778,310	$7,560,718

The accompanying notes are an integral part of these consolidated financial statements.

GOLDTECH MINING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2005	2004

Net income	$1,126,349	$1,829,771
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	(110,643)	34,079
Depreciation and amortization	485,758	314,914
Write off of investment		108,900
(Increase) / decrease in current assets:
Accounts receivable	(219,655)	34,515
Inventory	(524,537)	(3,385)
Other receivables	(142,871)	(153,697)
Loan to employee	(40,105)	(3,799)
Due from related parties	455,618	(425,981)
Advance to suppliers	152,699	(96,659)
Prepaid expense	(11,509)	(2,904)
Increase / (decrease) in current liabilities:
Accounts payable	(277,122)	(181,597)
Other payables	11,923	(87,408)

Net cash provided by operating activities	905,905	1,366,749
Cash flows from investing activiies
Decrease in long-term investment	12,391	--
Purchase of property	(146,833)	(381,313)

Net cash used in investing activities	(134,442)	(381,313)
Cash flows from financing activities
Principal paid on long-term loan		--
Minority interest	(142,616)	74,515

Net cash provided by financing activities	(142,616)	74,515

Effect of exchange rate on cash	(57,053)	--

Net increase (decrease) in cash and
cash equivalents	628,847	1,059,951

Cash and cash equivalents, beginning of year	2,372,385	1,312,434
Cash and cash equivalents, end of year	$2,944,179	$2,372,385

The accompanying notes are an integral part of these consolidated financial statements.

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Dalian Dongtai Industry Waste Treatment Co. Ltd. (“Dongtai”) was incorporated on January 9, 1991. Dongtai has two subsidiaries - Precision Machine Co., Ltd (“Precision”) and Wafangdian Dongtai Garbage Collection (Wafangdian”). Dongtai is located in Economic and Technology Development Zone, Dalian, People’s Republic of China (PRC). Dongtai is engaged in the business of industrial solid waste disposal and treatment, as well as recycled products development and selling. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Precision was incorporated on July 21, 2001. Dongtai has a 55% interest in this subsidiary. Precision is located in Economic and Technology Development Zone, Dalian, People’s Republic of China (PRC) and is engaged in the business of selling re-cycled products. The Company sold their 55% interest on September 30, 2005 at cost.

Wafangdian was incorporated on February 26, 2004. Dongtai has a 51% interest in this subsidiary. Wafangdian is located in Wafangdian district, Dalian, People’s Republic of China (PRC). Wafangdian is an active company. The Company sold their 51% interest on September 30, 2005 at cost.

China Industrial Waste Management, Inc. (“CIWM”) was incorporated in the State of Delaware on August 16, 2005. On September 22, 2005, the CIWM acquired 90% of the outstanding shares of Dongtai from its shareholders in exchange for 1,280,000 shares of CIWM common stock, representing 100% of the issued and outstanding common stock of CIWM at the date of the acquisition.

The exchange of shares with Dongtai has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Dongtai obtained control of the combined company. Accordingly, the merger of the two companies will be recorded as a recapitalization of Dongtai, with Dongtai being treated as the continuing entity. The historical financial statements presented herein are of Dongtai and subsidiaries. Pro forma financial statements are not presented as the amounts are insignificant.

On November 11, 2005, CIWM and its shareholders entered into a Share Exchange Agreement with Goldtech Mining Corporation (“Goldtech”), which closed on November 11, 2005. Pursuant to the agreement, Goldtech acquired all of the outstanding equity stock of the CIWM from the its shareholders. As consideration for the acquisition of the CIWM, Goldtech issued 64,000 shares of Goldtech’s Series A Convertible Preferred stock to CIWM’s shareholders. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and is entitled to 10,000 votes on each matter submitted to the stockholders. The holders of the Series A Convertible Preferred Stock have contractually agreed not to convert such shares until Goldtech has increased its authorized number of shares of common stock.

The exchange of shares with Goldtech will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIWM obtained control of Goldtech. Accordingly, the merger of the two companies will be recorded as a recapitalization of the CIWM, with CIWM being treated as the continuing entity. The financial statements of the legal acquiree (Goldtech) are not significant, therefore, no pro forma financial information is submitted.

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc. and its majority owned subsidiaries of which the Company has the ability to control and direct operations and the minority interests do not possess participatory rights. All inter-company accounts and transactions have been eliminated in the consolidation.

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States dollars ($).

Foreign currency translation

As of December 31, 2005 and 2004, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. dollars (USD) in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and the statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Use of estimates

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of December 31, 2005 is not significant.

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

Inventory

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

Property, equipment and construction in progress

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are required or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Years
Buildings	30
Machinery	10
Office equipment	5
Vehicles	8

Construction in progress consists of the design expenses, architects fee and cost of the equipment to treat waste.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Long-term investment

The Company invests a 20% ownership of Ziguang Dongtai in the amount of $12,100. The investment is accounted for under the equity method. The carrying amount of the investment of $12,100 represents the Company’s 20% interest in the net assets of the investee. During the year ended December 31, 2004 the Company wrote off $108,900 of the investment due to impairment.

Intangible assets

Intangible assets consist of “Rights to use land and build a plant” for fifty years and “Rights of use landfill” for twenty years. The methods to amortize intangible assets are a fifty year straight-line method and a twenty year straight-line method for landfill. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Net intangible assets at December 31, 2005 and 2004 were as follows:

Right to use land	$1,610,762	$1,586,642
Less - Accumulated amortization	101,603	65,768
	$1,509,159	$1,520,874

Amortization expense for the Company’s intangible assets for the year ended December 31, 2005 and 2004 totaled $35,835 and $33,460 respectively.

Amortization expense for the Company’s intangible assets over the next five years is estimated to be $35,835 annually.

Minority interest

Minority interest represents a 45% equity interest in Precision Machine Co., Ltd. and a 49% equity interest in Wafangdian Dongtai Garbage Collection. At December 31, 2005, minority interest amounted to $ -0- Minority share of income was $$110,643 and $ (34,079) for the years ended December 31, 2005 and 2004 respectively.

Fair value of financial instruments

Statements of financial accounting standards No. 107, “Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenues.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2005 and 2004 were insignificant.

Stock-based compensation

In October, 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded using the new fair value method or using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees””(APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123. No options have been granted for the years ended December 31, 2005 and 2004.

Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized.

Local PRC income tax

The Company is subject to People’s Republic of China (“PFC””) Enterprise Income Tax at a rate of fifteen percent on the net income. According to PRC ruling, any joint venture with foreigner investment will get special tax exempt treatment for the first two years. The Company received tax exempt treatment for the years ending December 31, 2003 and 2004.

Basic and diluted net earnings per share

Net earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Accounting Principles Board Opinion No. 15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in the People’s Republic of China.

Recently issued accounting pronouncements

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principles and requires retroactive application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

In June, 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - Shareholders’ equity

At February 16, 2001, the Company increased it’s register capital from RMB $1,800,000
(USD 217,800) to RMB 2,000,000 (USD $242,000). At May 24, 2003, the Company increased their register capital from RMB 2,000,000 (USD $242,000) to RMB 18,000,000 (USD $2,178,000).
There were no common stock issuance during the years ended December 31, 2005 and 2004.

Note 4 - Employee welfare plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan were $27,702 and $15,044 for the years ended December 31, 2005 and 2004.

GOLDTECH MINING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 5 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.	Making up cumulative prior years’ losses, if any
2.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

3.
Allocations of 5 -10% of income after tax, as determined under PRC accounting rules and regulations to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

4.	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company has provided a reserve for the welfare fund totaling $419,948 at December 31, 2005. The statutory reserve balance at December 31, 2005 is $1,089,000.

Note 6 - Earnings per share

Earnings per share for the year ended December 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

Note 7 - Current vulnerability due to certain concentrations

The Company had two major vendors who provided over 10% of the Company’s raw materials for the year ended December 31, 2005. Total purchases from these vendors were 41% and 63% of the Company’s total raw materials purchases for the years ended December 31, 2005 and 2004. The payable balance to these vendors amounted to $72,196 and $98,235 at December 31, 2005 and 2004.

One major customer accounted for 29% and 17% of the net revenue for the years ended December 31, 2005 and 2004. The total receivable balance due from this customer was $72,704 and $404,918 at December 31, 2005 and 2004.

The Company’s operations are carried out in the People’s Republic of China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People’s Republic of China, by the general state of the People’s Republic of China’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittance abroad, and rates and methods of taxation, among other things.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 11, 2005, as a result of the change of control in January 2005, the Company terminated the services of Madsen & Associates, the certifying accountants for the year ended December 31, 2003 and elected E. Randall Gruber, CPA (“Gruber”)as the Company’s independent auditor. We are unaware of any past disagreements between us and Madsen & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

After the completion of the Reverse Merge completed in November, 2005, we continued to engage Gruber as our principal independent accountant with the approval of our Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

At the conclusion of the period ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter or any subsequent interim period that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the officers and directors of the Company following the Reverse Merger of Dalian Dongtai and as of the date of this report. Most of the Company’s current officers and directors are residents of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce in the United States court judgments obtained against them in the United States courts. Officers of the Company are elected by the board of directors. Each officer holds office until his death, resignation, retirement, removal or disqualification, or until his successor has been elected and qualified. The board of directors may remove any officer at any time, with or without cause.

Name	Position	Age
Jinqing Dong	Chief Executive Officer, Chief Financial Officer and Director	48
John Leo	Secretary and Director	41

The following are the officers of Dalian Dongtai, the Company’s 90%-owned operating subsidiary in PRC.

Name	Position	Age
Jun Li	Chief Operating Officer	44
Ruigan Liu	Chief Engineer	45
Xin Guo	Chief Accounting Officer	36

Background of Executive Officers and Directors

Jinqing Dong. Mr. Dong was appointed the Company’s Chief Executive Officer, Chief Financial Officer and Director in November, 2005. Mr. Dong has been the President of Dalian Dongtai Industrial Waste Treatment Co., Ltd. since he founded Dalian Dongtai in 199. Between 1982 and 1991, Mr. Dong worked for the Dalian Environmental Science Academy, mainly engaged in the disposal research of waste gas, waste water and industrial residue and the evaluation of the environment effects from industrial projects. Mr. Dong graduated from Dalian University of Technology in 1982 with a bachelor’s degree in environmental engineering.

John Leo. Mr. Leo was appointed Secretary and a member of the Board of Directors in November, 2005. Mr. Leo is the founder of American Union Securities, Inc., a New York-based investment banking firm. He has been the President of the firm since its inception in 2004. Since December 2001, Mr. Leo has been the Managing Member of Venture Capital Partners, LLC, a New York City-based private merchant banking and corporate consulting firm. From June 2001 through December 2001, Mr. Leo was a Registered Principal and a Senior OTC Trader for AM Capital LLC, a New York-based brokerage firm. From May 1997 through June 2001, Mr. Leo was a Registered Principal, Senior OTC Trader and Financial Advisor for M.H. Meyerson and Company, Inc., a Jersey City-based investment banking and brokerage firm. Mr. Leo holds NASD Series 7,24, 55 and 63 registrations. Mr. Leo graduated from Rollins College in 1987, majoring in psychology. Mr. Leo also serves as a director for the following public companies: China International Enterprises Inc., and Central American Equities Corp.

Jun Li. Mr. Li has served as the COO of Dalian Dong Tai Industrial Waste Treatment Co., Ltd since 1998. Mr. Li graduated from Dalian University of Technology in 1982, majoring in environmental engineering. He previously worked for the Dalian Vacuum Flask Factory and Dalian Yili International Chemical Co.Ltd as the Director of Technology and Chief Production Manager.

 Ruiguang Liu. Mr. Liu has served as the Chief Engineer for Dalian Dong Tai Industrial Waste Treatment Co., Ltd since 1999. Mr. Liu graduated from Dalian University of Technology in 1982, majoring in basic organic synthesis.

 Xin Guo. Ms. Guo has served as Chief Accounting Officer for Dalian Dong Tai Industrial Waste Treatment Co., Ltd since 2003. Ms. Guo graduated from Beijing University of Commerce in 1992 majoring in finance and received her Master's in Public Administration from China's Northeastern University in 2002.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

AUDIT COMMITTEE FINANCIAL EXPERT

The full Board of Directors of the Company currently serves as its audit committee. The Board of Directors does not currently have an audit committee “financial expert” as defined under Rule 401(e) of Regulation S-B and the Board of Directors is in the process of searching for a suitable candidate for this Board position.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the calendar year ended December 31, 2004, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Former Executive Officers and Directors

The following is a summary of the compensation paid by the Company to its former CEO and the most highly compensated officers for the three years ended December 31, 2005 The named officers have resigned from their office positions with the Company in connection with the Reverse Merger with Dalian Dongtai in November 2005.

ANNUAL COMPENSATION						LONG TERM COMPENSATION

						Awards		Payouts

					Other	Restricted	Securities
					Annual	Stock	Underlying		All
		Year			Compen-	Awards	Options/	LTIP	Other
Name	Position	Ended	Salary($)	Bonus($)	sation($)	$	SARS	Payouts	Compensation
Ralph Jordan	Chairman, CEO, CFO, Sec. & Treasury	12/31/2005		0	__	0	0	0	0
		12/31/2004	$85,818	0	9,792		0	0	0
		12/31/2003	$107,000	0	13,056	0	0	0	0
Tracy Kroeker (1)	President & Director	12/31/2005	$120,000	0	0	0	0	0	0
		12/31/2004	$90,000	0	0	0	5,000,000 (1)	0	0
		12/31/2003	0	0	0	0	0	0	$176,000
			0			0	0

(1) Effective April 1, 2004, the Company entered into an Employment Agreement with Tracy Kroeker. Ms. Kroeker is employed as the President of the Company. She is to be paid an annual salary of $120,000 at a rate of $10,000 per month. In October 2004, Ms. Kroeker was issued 2,200,000 shares of the Company's common stock as other compensation. Under the terms of her employment  agreement, Tracey Kroeker was granted an incentive option to purchase up to 5,000,000 restricted shares of the Company’s common stock at an exercise price of $0.01. In the event  that Ms. Kroeker is able to bring the Golpejas Property into full metal extraction production or enter into a bona-fide sale to an unrelated third party with 36 months from the date of employment, April 1, 2004, she is entitled to purchase said shares. Since the Company is no longer exploring future dealings with Golpejas, these options, as well as all other compensation owed to Ms. Kroeker has been either cancelled or forgiven. Ms. Kroeker was paid no other consideration and she elected to defer her annual compensation.

Our outside directors are compensated for expenses for each Board of Director’s meeting they attend.

Current Executive Officers and Directors

In connection with the Reverse Merger in November 2005, new executive officers and directors were appointed. The following table sets forth information concerning cash and non-cash compensation paid by Dalian Dongtai to its Chief Executive Officer and executive officers for the three years ended December 31, 2005, 2004, and 2003, respectively. No other executive officers of Dalian Dongtai received compensation in excess of $100,000 for any of these three years.

ANNUAL COMPENSATION						LONG TERM COMPENSATION

						Awards		Payouts

					Other	Restricted	Securities
					Annual	Stock	Underlying		All
		Year			Compen-	Awards	Options/	LTIP	Other
Name	Position	Ended	Salary($)	Bonus($)	sation($)	$	SARS	Payouts	Compensation
Jinqing Dong	CEO, CFO, & Director	12/31/2005	0	0	9,792	0	0	0	0
		12/31/2004	0	0	9,792	0	0	0	0
		12/31/2003	0	0	13,056	0	0	0	0
John C. Leo (1)	Secretary & Director	12/31/2005	0	0	0	0	0	0	0
		12/31/2004	0	0	0	0	0	0	0
		12/31/2003	0	0	0	0	0	0	0

There are no current employment agreements between any individuals and Dalian Dongtai.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Name and Address	Shares of	Percent
of Beneficial Owner	Common Stock	of Class

Jinqing Dong	469,040,000 (1)	98.37%
Dalian Dong Tai Industrial
Waste Treatment Co., Ltd
No. 1 Huaihe West Road
E-T-D-Zone, Dalian, China 116600

John Leo	46,500,000 (2)	85.68%
American Union Securities
100 Wall Street
15th Floor
New York, New York 10005

Ralph Jordan	1,004,900 (3)	12.93%
4904 Waters Edge Dr Suite 160
Raliegh, NC 27606

Jun Li	15,990,000 (1)	67.29%
Dalian Dong Tai Industrial
Waste Treatment Co., Ltd
No. 1 Huaihe West Road
E-T-D-Zone, Dalian, China 116600

Xin Guo	10,660,000 (1)	57.83%
Dalian Dong Tai Industrial
Waste Treatment Co., Ltd
No. 1 Huaihe West Road
E-T-D-Zone, Dalian, China 116600

Ruiguang Liu	0	0%
Dalian Dong Tai Industrial
Waste Treatment Co., Ltd
No. 1 Huaihe West Road
E-T-D-Zone, Dalian, China 116600

All officers and directors, after
completion of the Acquisition (6 persons)	543,194,900 (4)	98.77%

Huaqin Zhou	41,080,000 (1)	84.09%
18 Kimberly Court
East Hanover, NJ 07936

Warner Technology and Investment Corp.	19,420,000 (1)	71.41%
18 Kimberly Court
East Hanover, NJ 07936

Wenyi Guo	15,990,000 (1)	67.29%
Dalian Dong Tai Industrial
Waste Treatment Co., Ltd
No. 1 Huaihe West Road
E-T-D-Zone, Dalian, China 116600

Duanfeng Zhu	15,990,000 (1)	67.29%
Dalian Dong Tai Industrial
Waste Treatment Co., Ltd
No. 1 Huaihe West Road
E-T-D-Zone, Dalian, China 116600

Tongjie Xing	5,330,000 (1)	40.68%
Dalian Dong Tai Industrial
Waste Treatment Co., Ltd
No. 1 Huaihe West Road
E-T-D-Zone, Dalian, China 116600

Tracy Kroeker	1,250,000	16.08%
3-11, Suite 314, Bellerose Drive
St. Albert, Canada T8N 5C9

(1) Represents shares underlying series A preferred stock.

(2) Includes 38,750,000 shares underlying series A preferred stock owed by American Union Securities, Inc., of which Mr. Leo is the President and has voting and investment power over such shares.

(3) Includes 1,000,000 shares owned by Envyr Corporation, of which Mr. Jordan isthe President and has voting and investment control over such shares.

(4) Includes shares as explained in footnotes (1), (2) and (3) for the named officers and directors.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective September 30, 2004, the Company executed an asset sale agreement for the sale of its wholly-owned subsidiary, Envyr Corporation. Ralph Jordan, a Director and former Chairman, CEO, CFO, Secretary and Treasury of the Company is employed by Envyr.

On March 26, 2004, the Company executed an Asset Acquisition Agreement with Solid Resources Ltd. for the acquisition of 12,463 acres of property in Spain. A director of the Company, Tracy Kroeker was a Senior Vice President of Solid Resources Ltd.

ITEM 13. EXHIBITS

Number   Description

10.1	Agreement and Plan of Merger, dated November 11, 2005, by and among the Company, Dalian Acquisition Corp., China Industrial Waste Management Inc., and each of the CIWM Shareholders, is hereby incorporated by reference to Exhibit 10.1 to the current report on Form 8K filed by the Company on November 17, 2005.
21.1	List of Subsidiaries;
31.1	Certification of Jinqing Dong in his capacity as the CEO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2	Certification of Jinqing Dong in his capacity as the CFO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

1. Madsen & Associates

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Audit Fees	None	$8,500
Audit Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

2. E. Randall Gruber, CPA

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Audit Fees	$11,500	None (not retained yet)
Audit Related Fees	None	None (not retained yet)
Tax Fees	None	None (not retained yet)
All Other Fees	None	None (not retained yet)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDTECH MINING CORPORATION

Date: April 17, 2006	By:	/s/ Jinqing Dong
By: Jinqing Dong, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 17, 2006	By:	/s/ Jinqing Dong
Jinqing Dong
Chief Financial Officer

Date: April 17, 2006	By:	/s/ John Leo
John Leo
Director