Form 10QSB
period 2006-03-31
China Industrial Waste Management Inc.
filed 2006-05-22
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 002-95836-NY

_______________

 CHINA INDUSTRIAL WASTE MANAGEMENT INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	13-3140715
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION	(I.R.S. EMPLOYER IDENFIFICATION NO.)

1 Shuang Qiang Road, Jinzhou, Dalian, People’s Republic of China 116100
________________________________________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-86-411-9770-3333

_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at March 31, 2006 was13,140,841.

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☒.

CHINA INDUSTRIAL WASTE MANAGEMENT INC.
INDEX TO MARCH 31, 2006 FORM 10-QSB

Page
Part I - Financial Information

Item 1 - Financial Statements	3

Consolidated Balance Sheet as of March 31, 2006 (unaudited)	3

Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6-14

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	15

Item 3 - Controls and Procedures	18

Part II - Other Information

Item 1 - Legal Proceedings	19

Item 6 - Exhibits	20

Signature Page	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$3,128,840
Accounts receivable, net	436,482
Other receivables	277,612
Inventory	412,574
Advances to suppliers	199,868
Prepaid expenses	41,250
Total current assets	4,496,626

Property and equipment, net	2,226,947

Construction in progress	338,015

Other assets
Long-term investment	36,991
Intangible asset, net	1,493,254
1,530,245

Total assets	8,591,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	119,392
Other payables	206,515
Total current liabilities	325,907

Stockholders' equity
Series A preferred stock $.001 par value; authorized shares
5,000,000, issued and outstanding 64,000	64
Common stock, .001 par value; Authorized shares
60,000,000; issued and outstanding shares 13,140,841	13,141
Additional paid-in capital	2,164,795
Other comprehensive income	(146,001)
Statutory reserve	832,235
Retained earnings	5,401,692
Total stockholders' equity	8,265,926

Total liabilities and stockholders' equity	$8,591,833

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2006	2005

Revenue	$1,551,437	$1,217,325

Costs of revenue	438,778	395,585

Gross profit	1,112,659	821,741

Operating expenses
Selling expenses	153,479	86,165
General and administrative expenses	253,037	376,015
Total operating expenses	406,516	462,180

Income from operations	706,143	359,561

Non-operating income (expense)
Investment income	55,487	11,962
Other income		13,877
Other expense	(35)	(5,015)
Total non-operating income (expense)	55,452	20,824

Net income before minority interest and income tax	761,595	380,385

Minority interest		27,661

Net income before income tax	761,595	408,046

Income tax	138,213	126,459

Net income	623,382	281,587

Foreign currency translation adjustment	81,826	(56,957)

Comprehensive net income	705,208	224,631

Basis and diluted weighted average shares outstanding	15,973,096	15,973,096

Basic and diluted net earnings per share	$0.04	$0.01

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2006	2005

Net income	$623,382	$281,587
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest		(27,661)
Depreciation and amortization	48,207	121,440
(Increase) / decrease in current assets:
Accounts receivable	(135,011)	(54,914)
Inventory	(2,173)	(131,134)
Other receivables	54,168	(35,718)
Loan to employee		(10,026)
Due from related parties		113,905
Advance to suppliers	(167,216)	38,175
Prepaid expense	(16,532)	(2,877)
Increase / (decrease) in current liabilities:
Accounts payable	9,897	(69,281)
Other payables	(18,051)	2,981

Net cash provided by operating activities	396,671	226,476
Cash flows from investing activities
(Increase) decrease in long-term investment	(32,279)	12,391
Purchase of property	(195,103)	(36,708)

Net cash used in investing activities	(227,382)	(24,317)
Cash flows from financing activities
Principal paid on long-term loan
Minority interest		(35,654)

Net cash provided by financing activities	0	(35,654)

Effect of exchange rate on cash	15,372	(14,263)

Net increase (decrease) in cash and
cash equivalents	169,289	166,505

Cash and cash equivalents, beginning of year	2,944,179	2,372,385
Cash and cash equivalents, end of year	$3,128,840	$2,538,890

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

The unaudited consolidated financial statements have been prepared by China Industrial Waste Management, Inc., formerly known as Goldtech Mining Corporation, (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB. The rules of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Dalian Dongtai Industry Waste Treatment Co. Ltd. (“Dongtai”) was incorporated on January 9, 1991. Dongtai has two subsidiaries - Precision Machine Co., Ltd (“Precision”) and Wafangdian Dongtai Garbage Collection (Wafangdian”). Dongtai is located in Economic and Technology Development Zone, Dalian, People’s Republic of China (PRC). Dongtai is engaged in the collection, treatment, disposal and recycle of industrial wastes in China. The Company recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. They also provide incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

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

On November 11, 2005, CIWM and its shareholders entered into a Share Exchange Agreement with the Company, which closed on November 11, 2005. Pursuant to the agreement, the Company acquired all of the outstanding equity stock of the CIWM from the its shareholders. As consideration for the acquisition of the CIWM, the Company issued 64,000 shares of the Company’s Series A Convertible Preferred stock to CIWM’s shareholders. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and is entitled to 10,000 votes on each matter submitted to the stockholders. The holders of the Series A Convertible Preferred Stock have contractually agreed not to convert such shares until the Company has increased its authorized number of shares of common stock.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

The exchange of shares with the Company will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIWM obtained control of the Company. Accordingly, the merger of the two companies will be recorded as a recapitalization of the CIWM, with CIWM being treated as the continuing entity. The financial statements of the legal acquiree (the Company) are not significant, therefore, no pro forma financial information is submitted.

On May 15, 2006, the Company will change its name to “China Industrial Waste Management, Inc.” and will begin trading under a new trading symbol (CIWT). In addition the Company will do a 1:100 reverse split of its outstanding common shares.

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

Foreign currency translation

As of March 31, 2006 and 2005, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. dollars (USD) in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and the statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of March 31, 2006 is not significant.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is  determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2006 there were no significant impairments of its long-lived assets.

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

Net intangible assets at March 31, 2006 and 2005 were as follows:

Right to use land	$1,602,151	$1,586,642
Less - Accumulated amortization	108,897	65,768
	$1,493,254	$1,520,874

Amortization expense for the Company’s intangible assets for the year ended March 31, 2006 and 2005 totaled $683 and $8,959 respectively.

Amortization expense for the Company’s intangible assets over the next five years is estimated to be $35,835 annually.

Minority interest

Minority interest represents a 45% equity interest in Precision Machine Co., Ltd. and a 49% equity interest in Wafangdian Dongtai Garbage Collection. At March 31, 2006, minority interest amounted to $ -0- Minority share of income was $27,661 for the three months ended March 31, 2005.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2006 and 2005 were insignificant.

Stock-based compensation

In October, 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded using the new fair value method or using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees””(APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123. No options have been granted for the periods ended March 31, 2006 and 2005.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Local PRC income tax

The Company is subject to People’s Republic of China (“PFC””) Enterprise Income Tax at a rate of fifteen percent on the net income. According to PRC ruling, any joint venture with foreigner investment will get special tax exempt treatment for the first two years. The Company received tax exempt treatment for the years ending December 31, 2005 and 2004.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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
There were no common stock issuance during the periods ended March 31, 2006 and 2005.

Note 4 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Note 5 - Earnings per share

Earnings per share for the periods ended March 31, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

Note 6 - Current vulnerability due to certain concentrations

The Company had two major vendors who provided over 10% of the Company’s raw materials for the period ended March 31, 2006. Total purchases from these vendors were 19% and 10% of the Company’s total raw materials purchases for the periods ended March 31, 2006 and 2005. The payable balance to these vendors amounted to $35,096 and $6,872 at March 31, 2006 and 2005.

One major customer accounted for 4% and 24% of the net revenue for the periods ended March 31, 2006 and 2005. The total receivable balance due from this customer was $-0- and $-0- at March 31, 2006 and 2005.

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

Note 7 - Other payables

Other payables consist of the following as of March 31, 2006:

Taxes payable	$199,151
Other	7,364
$206,515

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

OVERVIEW

Historically, the Company engaged in two lines of business: 1) explore and develop potential mining properties, and 2) developing, marketing and supporting computer software products and services. In September 2004, the Company sold its computer business. Since September 2005, the Company has no longer been in the mining line of business due to its loss of all its contractual rights in certain mining properties in Spain.

In November 2005, the Company, through its wholly-owned subsidiary, Dalian Acquisition Corp., a Delaware company (“Dailian Acqusition”), acquired 90% of the capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd., a corporation located in Dalian, the People’s Republic of China, or PRC (“Dalian Dongtai”). As a result of the acqusition, the Company is now engaged in the waste management business, and Dongtai currently represents the primary operations and business of the Company.

Dailian Dong Tai is one of the earliest companies specialized in centralized treatment of industrial waste in the People's Republic of China. Dalian Dong Tai is engaged in the collection, treatment, disposal and recycle of all types of industrial wastes. Currently, the industrial wastes will be used as raw material to produce chemical and metallurgy products or to receive innocuous treatment through incineration, burial, or water treatment. Dalian Dong Tai also provides waste disposal solutions and realty management services to its clients. Dalian Dong Tai has more than 600 clients.

On March 22, 2006, Dalian Dongtai and two other shareholders formed a subsidiary, Liaoyang Dongtai Industrial Waste Treatment Co., Ltd (“Liaoyang Dongtai”) in the PRC, in which Dalian Dongtai holds a 60% ownership interest. Liaoyang Dongtai is also engaged in the collection, treatment, disposal and recycle of industrial wastes. It is located in Liaoyang, where large-scale chemical industrial enterprises concentrate. The industrial wastes generated by these enterprises are constantly increasing and have not properly been dealt with so far, which we believe will present huge business opportunities for the Company.

On March 31, 2006, the Company filed a definitive 14C statement to effect the following changes:

•	to change the name of the Company to China Industrial Waste Management, Inc. and apply for a new trading symbol of CIWT.OB.
•	to authorize the Board of Directors to effect a one-for-one hundred (1:100) reverse stock split of the outstanding shares of Common Stock.
•	to approve the Company’s 2006 Equity Incentive Plan.

The name change and the reverse stock split went effective on May 12, 2006.

Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements. These regulations, among other things, would prohibit Dalian Dongtai from distributing dividends or profits to us unless the registration requirements are complied with. Our PRC shareholders are in the process of complying with these regulations.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes appear elsewhere in this quarterly report.

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

Revenues. The Company had $ 1,551,437 for the continued operations for the three months ended March 31, 2006, an increase of 27.4% compared to the three months ended March 31, 2005. The Company had revenues of $1,217,325 for the three months ended March 31, 2005. The $334,112 increase can be attributed to the growth of the Company since its achieved public listing in November 2005. The increases were led by the continued growth at waste treatment. There were 4729 ton and 6980 ton wastes processed in the first quarter of 2005 and 2006, respectively.

Cost of Sales. The Company had $438,778 for the continued operations for the three months ended March 31, 2006, an increase of 10.9% compared to the three months ended March 31, 2005. The Company had cost of sales of $395,585 for the three months ended March 31, 2005.  The $43,193 increase can be attributed to the increase in revenue for the first quarter in 2006.

Total Operating Expenses. Total Operating expenses for the three months ended March 31, 2006 decreased by $55,664 to $406,516 from $462,180 for the three months ended March 31, 2005, a decrease of 12%. The decrease in operating expenses was principally attributable to cost cutting measures employed by the Company.

Selling Expenses. Selling expenses for the three months ended March 31, 2006 increased by $67,314 to $153,479 from $86,165 for the three months ended March 31, 2005, an increase of 78.1%. This was attributable to the increase in revenues for the quarter.

    Foreign Currency Translation. Foreign Currency Translation adjustments for the three months ended March 31, 2006 increased to $81,826 from $(56,957) for the three months ended March 31, 2005. This increase is attributable to the revaluation of the Chinese currency effective July 2005.

    Operating Income/Loss. Operating income for the three months ended March 31, 2006 increased by $ 346,582 to $706,143 from $359,561 for the three months ended March 31, 2005, an increase of 96.3%. This increase is attributable to the increase in revenues for the Company in the quarter.

Liquidity and Capital Resources

We have financed our operation and met capital expenditure requirements primarily through cash provided by operating activities, trade credit and equity financing.

As of March 31, 2006, the Company had cash and cash equivalents of 3,128,840, as compared to $2,944,179 at December 31, 2005. As of March 31, 2006, the Company had working capital of $4,170,719, as compared to $3,670,842 as of December 31, 2005.

Cash used by operating activities totaled $396,671 for the three months ended March 31, 2006, as compared to cash provided by the operations of $226,476 for the three months ended March 31, 2005.

We intend to use our available funds as working capital and to develop our current lines of business. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

Critical Accounting Policies

We have disclosed in Note B to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates, including those related to bad debts, inventories and warranty obligations, on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)  Changes in internal controls. During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.   Legal Proceedings.

The following is a summary of recent developments in litigation involving the company:

    On March 6, 2006, a lawsuit was filed against the company encaptioned Tolan S. Furusho V. Goldtech Mining Corp., Case No.: 06-A-518343-B, in the District Court, Clark County, Nevada. The plaintiff alleges that he is the sole director of the company and prays for judgment to declare him the sole director of the company as of December 8, 2005, that his position as director was not, and could not be extinguished, and a ruling declaring that all actions taken by the Board of Directors without proper notice are voidable. The plaintiff has obtained a default judgment. The Company believes that he complaint is without merit and plans to seek to vacate the default judgment.

     On September 24, 2004, a shareholder, Keith Robertson, on behalf of himself and those similarly situated (an uncertified class), filed a law suit against the Company, Robertson V. Goldtech Mining Corp, Case No.: CV4-2011M, in the United States District Court, Western District of Washington, to temporary restrain and enjoin the Company from canceling the sale of 11,110,000 shares of common stock of the Company issued as consideration for the purchase of assets from Goldtech Mining Corporation, a State of Washington corporation. On September 24, 2004, the court denied the plaintiff's motion for a temporary restraining order. On October 25, 2004, the Court dismissed the action for Lack of Subject Matter Jurisdiction. The plaintiff appealed the decision on November 24, 2004, U.S. Court of Appeals Docket Number: 04-36062. On April 26, 2006, the parties entered into a stipulation for the voluntary dismissal with prejudice of the appeal. An Order of the Court dismissing the appeal is pending.

    On October 14, 2004, a small group of shareholders commenced a derivative action on behalf of the Company, Steward, Pearce, Vizzard, Furusho and Robertson v. Kroeker, Jordan, Laskin, Egan, Smith, Bourgoin, Civil Action No. CV04-2130L, in the United States District Court for the Western District of Washington at Seattle alleging conversion and breach of specific duties against former directors of the Company, seeking damages to be determined at trial and equitable relief. On January 23, 2006, the Court granted in part and denied in part a motion for summary judgment against the plaintiffs. The Court held that the remaining claim against the defendant Kroeker may proceed. On February 9, 2006, the plaintiffs filed a Notice of Appeal, which was subsequently dismissed. The trial date in this case against the defendant Kroeker has been continued.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 15, 2006, holders of more than two-thirds of the Company’s outstanding shares of voting stock approved to (A) amend the Company’s Certificate of Incorporation to (i) change the name of the Company to China Industrial Waste Management, Inc. and (ii) authorize the Board of Directors to effect a one-for-one hundred (1:100) reverse stock split of the outstanding shares of Common Stock; and (B) adopt the Company’s 2006 Equity Incentive Plan. This action was taken by written consent without a stockholders meeting.

    The Company filed with the Securities and Exchange Commission a Preliminary Information Statement on Schedule 14C and a Definitive Information Statement on Schedule 14C on March 16, 2006 and March 31, 2006, respectively.

    Upon filing with the Secretary of State of Delaware, the name change and the reverse stock split became effective on May 12, 2006.

Item 6. Exhibits

(a) Exhibits

31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	- Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT INC.

Date: May 22, 2006.	By:	/s/ Jinqing Dong
Jinqing Dong
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002