Form 10QSB
period 2006-06-30
China Industrial Waste Management Inc.
filed 2006-08-21
CIK 763846

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

                      COMMISSION FILE NUMBER: 002-95836-NY

                                 ---------------

                     _CHINA INDUSTRIAL WASTE MANAGEMENT INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                     NEVADA                          13-3250816
         ------------------------------      ---------------------------
        (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENFIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

       c/o Dalian Dong Tai Industrial Waste Treatment Co., Ltd
       No. 1 Huaihe West Road E-T-D-Zone, Dalian, China            116600
       -------------------------------------------------------    --------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-86-411-9770-3333

                         American Union Securities, Inc.
            Attention: China Industrial Waste Management, 15th Floor
                       100 Wall Street, New York, NY 10005
            --------------------------------------------------------
                            Agent Contact Information
                      Agents Telephone number: 212-232-0120

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at June 30, 2006 was 13,027,709.

     Transitional Small business Disclosure Format (Check one): Yes |_|; No |X|.

                     CHINA INDUSTRIAL WASTE MANAGEMENT INC.
                       INDEX TO JUNE 30, 2006 FORM 10-QSB

                                                                                       Page
                                                                                       ----

Part I - Financial Information

                          Item 1 - Financial Statements

Consolidated Balance Sheet as of June 30, 2006 (unaudited)..............................3

Consolidated  Statements of  Operations  for the three and six months ended June
30, 2006 and June 30, 2005 (unaudited)..................................................4

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and
June 30, 2005 (unaudited)...............................................................5

Notes to the Consolidated Financial Statements (unaudited)..............................6

Item 2 -  Management's  Discussion  and  Analysis of Results of  Operations  and
Financial Condition....................................................................13

Item 3 - Controls and Procedures.......................................................17

Part II - Other Information............................................................18

Item 1 - Legal Proceedings.............................................................18

Item 5. - Other Information............................................................18

Item 6 - Exhibits......................................................................19

Signature Page.........................................................................20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     China Industrial Waste Management, Inc.

                   Unaudited Consolidated Financial Statements

                For the Three and Six Months Ended June 30, 2006



                     China Industrial Waste Management Inc.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                       June 30,
                                    ASSETS                              2006
                                                                    -----------
 Current assets
Cash and cash equivalents                                           $ 3,927,902
Trade accounts receivable                                               390,459
Other receivables                                                       335,410
Inventory                                                               434,117
Advances to suppliers                                                   156,376
Prepaid expenses and other assets                                        37,392
Deferred stock compensation (current portion)                            16,000
                                                                    -----------
Total current assets                                                  5,297,656

Property, plant & equipment                                           3,538,802
Less Accumulated depreciation                                        (1,330,369)
                                                                    -----------
Net property, plant and equipment                                     2,208,433
Construction in progress                                                440,428
Land usage right, net of accumulated amortization                     1,511,551
Deferred stock compensation (non current portion)                        62,667
                                                                    -----------
 Total assets                                                       $ 9,520,735
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                    $   104,569
Accrued sales and income taxes                                           23,628
Other payable                                                            96,002
                                                                    -----------
Total current liabilities                                               224,199

Minority interest in subsidiary                                         914,455

Stockholders' equity
Preferred stock: par value $.001; 20,000,000 shares
authorized; none issued and outstanding                                     -
Common stock: par value $.001; 90,000,000 shares
authorized; 13,027,709 shares issued and outstanding                     13,027
Additional paid-in capital                                            2,244,973
Other comprehensive income                                              273,034
Retained earnings                                                     5,851,047
                                                                    -----------
Total stockholders' equity                                            8,382,081
                                                                    -----------

Total liabilities and stockholders' equity                          $ 9,520,735
                                                                    ===========


See accompanying notes to unaudited consolidated financial statements


                     China Industrial Waste Management Inc.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                               Three months ended            Six months ended
                                                                   June 30,                       June 30,
                                                                  ---------                       --------

                                                           2006              2005           2006            2005
                                                        ------------    ------------    ------------    ------------
 Revenue                                                $  1,485,653    $    979,647    $  3,037,090    $  2,196,973
 Costs of revenue(including depreciation)                    521,620          25,975         960,398         421,560
                                                        ------------    ------------    ------------    ------------
 Gross profit                                                964,033         953,672       2,076,692       1,775,413

 Operating expenses
 Selling expenses                                             76,601          47,237         230,080         133,402
 General and administrative expenses                         290,327         (63,473)        543,364         312,542
                                                        ------------    ------------    ------------    ------------
 Total operating expenses                                    366,928         (16,236)        773,444         445,944
                                                        ------------    ------------    ------------    ------------
 Income from operations                                      597,105         969,908       1,303,248       1,329,469

 Other income (expense)
 Investment income                                               -           (11,962)            -               -
 Other income                                                 57,389         (13,321)         57,389             556
 Other expense                                                (1,416)          5,015          (1,451)            -
                                                        ------------    ------------    ------------    ------------
 Total other income (expense)                                 55,973         (20,268)         55,938             556
                                                        ------------    ------------    ------------    ------------
Net income before minority interest and income tax           653,078         949,640       1,359,186       1,330,025

 Income tax (benefit)                                            -            (6,757)            -           119,702
                                                        ------------    ------------    ------------    ------------
 Net income before income tax                                653,078         956,397       1,359,186       1,210,323

 Minority interest                                            64,174         105,342         134,785         133,003
                                                        ------------    ------------    ------------    ------------
 Net income                                             $    588,904    $    851,055    $  1,224,401    $  1,077,320
                                                        ============    ============    ============    ============
 Foreign currency translation adjustment                      19,258          56,957         101,084             -
                                                        ------------    ------------    ------------    ------------
 Comprehensive income                                   $    608,162    $    908,012    $  1,325,485    $  1,077,320
                                                        ============    ============    ============    ============

Basis and diluted weighted average shares outstanding     12,948,151      12,947,709      12,947,709      12,947,709
                                                        ------------    ------------    ------------    ------------
 Basic and diluted net earnings per share               $       0.04    $       0.07    $       0.09    $       0.08
                                                        ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements

                     China Industrial Waste Management Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                            Six months ended
                                                                 June 30,
                                                        --------------------------
                                                            2006            2005
                                                        -----------    -----------
Cash flows from operating activities:

Net income                                              $ 1,224,401    $ 1,077,320
Adjustments to reconcile net income to net cash
provided by operating activities:

   Minority interest                                        134,785        133,003
   Depreciation and amortization                            160,426        159,027
Changes in operating assets and liabilities:
   Accounts receivable                                     (108,698)         5,555
   Inventory                                                (24,033)      (229,576)
   Other receivables                                          4,278            -
   Advances to suppliers                                   (148,136)           -
   Prepaid expense                                          (16,421)       (16,896)
   Accounts payable                                          (3,644)      (141,461)
   Other payables                                            64,379        397,305
                                                        -----------    -----------
Net cash provided by operating activities                 1,287,337      1,384,277

Cash flows from investing activiies
   Purchase of property                                    (430,962)      (113,737)
                                                        -----------    -----------
Net cash used in investing activities                      (430,962)      (113,737)

Cash flows from financing activities
   Capital contribution                                      23,598       (202,473)
                                                        -----------    -----------
Net cash provided by financing activities                    23,598       (202,473)

Effect of exchange rate on cash                             101,084        (80,435)
                                                        -----------    -----------

Net increase in cash and cash equivalents                   981,057        987,632

Cash and cash equivalents, beginning of period            2,944,179      2,064,565
                                                        -----------    -----------
Cash and cash equivalents, end of period                $ 3,927,902    $ 3,052,197
                                                        ===========    ===========

Cash paid for taxes                                             -          119,702
Cash paid for interest                                          -              -


      See accompanying notes to unaudited consolidated financial statements

                     China Industrial Waste Management Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

1.   Nature of operations

The unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada Corporation formerly known as Goldtech Mining Corporation, (the "Company") and its majority owned subsidiaries. Dalian Dongtai Industry Waste Treatment Co. Ltd. ("Dongtai") was incorporated on January 9, 1991. As of June 30, 2006 Dongtai has one subsidiary - Liaoyang Dongtai Industry Waste Treatment Co. Ltd ("Liaoyang Dongtai"). Dongtai is located in Economic and Technology Development Zone, Dalian, People's Republic of China ("PRC"). Dongtai is engaged in the collection, treatment, disposal and recycling of industrial waste in China. The Company recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. Dongtai also provides incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, People's Republic of China (PRC) and is engaged in the business of the collection, treatment, disposal and recycling of industrial wastes.

China Industrial Waste Management, Inc. ("CIWM") was incorporated in the State of Delaware on August 16, 2005. On September 22, 2005, CIWM acquired 90% of the outstanding shares of Dongtai from its shareholders in exchange for 1,280,000 shares of CIWM common stock, representing 100% of the issued and outstanding common stock of CIWM at the date of the acquisition.

The exchange of shares with Dongtai has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Dongtai obtained control of the combined company. Accordingly, the merger of the two companies will be recorded as a recapitalization of Dongtai, with Dongtai being treated as the continuing entity. The historical financial statements presented herein are of Dongtai and subsidiaries. Pro forma financial statements are not presented as the amounts are insignificant. On November 11, 2005, CIWM and its shareholders entered into a Share Exchange Agreement with the Company,

                     China Industrial Waste Management Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



which closed on November 11, 2005. Pursuant to the agreement, the Company acquired all of the outstanding equity stock of CIWM from its shareholders. As consideration for the acquisition of CIWM, the Company issued 64,000 shares of the Company's Series A Convertible Preferred stock to CIWM's shareholders. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and is entitled to 10,000 votes on each matter submitted to the stockholders. The holders of the Series A Convertible Preferred Stock have contractually agreed not to convert such shares until the Company has increased its authorized number of shares of common stock.

The exchange of shares with the Company will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIWM obtained control of the Company. Accordingly, the merger of the two companies will be recorded as a recapitalization of CIWM, with CIWM being treated as the continuing entity. The financial statements of the legal acquiree (the Company) are not significant, therefore, no pro forma financial information is submitted.

On May 12, 2006, the Company changed its name to "China Industrial Waste Management, Inc." and began trading under a new trading symbol (CIWT). In addition the Company effected a 1:100 reverse split of its outstanding common shares.

On May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to a Share Exchange Agreement entered into on November 11, 2005.

2.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc., a Nevada Corporation, its 100% owned subsidiary China Industrial Waste Management, Inc., a Delaware Corporation, its 90% indirectly owned subsidiary Dalian Dongtai Industry Waste Treatment Co., Ltd, a PRC Company, and its 60% indirectly owned subsidiary Liaoyang Dantai Industry Waste Treatment Co. Ltd, a PRC Company. All material inter-company accounts and transactions have been eliminated in the consolidation.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

                     China Industrial Waste Management Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



3.   Summary of Significant Accounting Policies

Economic and Political Risks
----------------------------

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

Foreign currency translation
----------------------------

As of June 30, 2006 and 2005, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi ("RMB"). Such consolidated financial statements were translated into U.S. dollars ("USD") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders' equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Use of estimates
----------------

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

Cash and cash equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and other receivables
------------------------------

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of June 30, 2006 is not significant.

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

                     China Industrial Waste Management Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Advances to suppliers
---------------------

The Company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

Inventory
---------

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

Property, equipment and construction in progress
------------------------------------------------

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

Buildings                  30       Years
Machinery                  10       Years
Vehicles                    8       Years
Office equipment            5       Years

Construction in progress consists of the design expenses, architect fee and cost of the equipment to treat waste.

Long-lived assets
----------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006 there were no significant impairments of its long-lived assets.

                     China Industrial Waste Management Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Intangible assets
-----------------

Intangible assets consist of "Rights to use land and build a plant" for fifty years and "Rights of use landfill" for twenty years. The methods to amortize intangible assets are a fifty year straight-line method and a twenty year straight-line method for landfill. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Net intangible assets at June 30, 2006 were $1,511,511 which is right to use land of $1,570,621 less accumulated amortization of $59,070.

Amortization expense for the Company's intangible assets for six months ended June 30, 2006 and 2005 totaled $17,890 and $16,706 respectively.

Minority interest
-----------------

Minority interest represents Dalian Dongtai's 60% equity interest in Liaoyang Dongtai Industry Waste Treatment Co. Ltd. and the Company's 90% equity interest in Dalian Dongtai.

Fair value of financial instruments
-----------------------------------

Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition
-------------------

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenues.

                     China Industrial Waste Management Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Advertising costs
-----------------

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2006 and 2005 were insignificant.

Stock-based compensation
------------------------

In December 2004, the FASB issued SFAS No.123(R) which prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123(R) requires compensation expense to be recorded using the fair value method.

Income taxes
------------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized.

Local PRC income tax
--------------------

The Company is subject to People's Republic of China ("PRC") Enterprise Income Tax at a rate of fifteen percent on the net income. According to PRC ruling, any joint venture with foreigner investment will get special tax exempt treatment for the first two years. The Company received tax exempt treatment for the years ending December 31, 2005 and 2004.

Statement of cash flows
-----------------------

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and diluted net earnings per share
----------------------------------------

Net earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128), "Earnings Per Share". Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

3. Shareholders' equity

At February 16, 2001, the Company increased its registered capital from RMB $1,800,000 (USD$217,800) to RMB 2,000,000 (USD$242,000). At May 24, 2003, the
Company increased its registered capital from RMB 2,000,000 (USD$242,000) to RMB 18,000,000 (USD $2,178,000).

On May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to a Share Exchange Agreement entered into on November 11, 2005.

On June 8, 2006, 80,000 shares of its Common Stock, par value $.001 per share, were authorized for issuance in the aggregate to Ms. Mui Chiu Yeung and Mr. Chi Chuen Cheung pursuant to a Consulting Agreement. Management valued the transaction at $1.00 per share because the value of the consulting agreement was determined to be more reliable than the quoted price of the stock during a period with no trading activity. The Company recorded a prepaid asset for the value of the consulting services to be received and is amortizing that value as an expense over the five year requisite service period.

4.  Statutory Common Welfare Fund

As stipulated by the Company Law of the People's Republic of China ("PRC") as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

     a.  Making up cumulative prior years' losses, if any
     b. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;
     c. Allocations of 5 -10% of income after tax, as determined under PRC accounting rules and regulations to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and
     d. Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

5. Current vulnerability due to certain concentrations

The Company's operations are carried out in the People's Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People's Republic of China, by the general state of the People's Republic

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations

     This "Management's Discussion and Analysis of Financial Condition and Results of Operation" includes certain forward-looking statements. It contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management's current expectations regarding our future performance prove incorrect. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
--------

     Previously, the Company was engaged in two lines of business: 1) explore and develop potential mining properties, and 2) develop, market and support computer software products and services. In September 2004, the Company sold its computer business. Since September 2005, the Company has no longer been in the mining line of business due to its loss of all its contractual rights in certain mining properties in Spain and has been reporting report its mining business as discontinued operation.

     In November 2005, the Company, through its wholly-owned subsidiary, Dalian Acquisition Corp., a Delaware company ("Dailian Acquisition"), acquired 90% of the capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd., a corporation located in Dalian, the People's Republic of China, or PRC ("Dalian Dongtai"). As a result of the acquisition, the Company is now engaged in the waste management business and Dalian Dongtai currently represents the primary operations and business of the Company.

     Dailian Dongtai is one of the earliest companies specialized in centralized treatment of industrial waste in the People's Republic of China. Dalian Dongtai is engaged in the collection, treatment, disposal and recycle of all types of industrial wastes. Currently, industrial wastes are used as raw material to produce chemical and metallurgy products or to receive innocuous treatment through incineration, burial, or water treatment. Dalian Dongtai also provides waste disposal solutions and realty management service to its clients. Since March 22, 2006, Dalian Dongtai holds 60% ownership interest in Liaoyang Dongtai Industrial Waste Treatment Co., Ltd ("Liaoyang Dongtai") in the PRC. Liaoyang Dongtai is also engaged in the collection, treatment, disposal and recycle of industrial wastes. It is located in Liaoyang, where large-scale chemical industrial enterprises concentrate. The industrial wastes generated by these enterprises have been constantly increasing and have not properly been dealt with so far, which we believe could present huge business opportunities for the Company.

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

     On March 31, 2006, the Company filed a definitive 14C statement to effect the following changes:

o to change the name of the Company to China Industrial Waste Management, Inc. and apply for a new trading symbol of CIWT.OB.
o to authorize the Board of Directors to effect a one-for-one hundred (1:100) reverse stock split of the outstanding shares of Common Stock (the "Reverse Split").
o    to approve the Company's 2006 Equity Incentive Plan.

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

Results of Operations
---------------------

     During the three months ended June 30, 2006, we made certain adjustments to our interim financials for the three months ended and as of March 31, 2006. We have incorporated such adjustments in preparing our interim financials for the three and six months ended and as of June 30, 2006. We intend to file the restated interim financials for the three months ended March 31, 2006 with an amendment to the 10-QSB for the three months ended March 31, 2006. The following discussion should be read in conjunction with the consolidated financial statement and notes appear elsewhere in this quarterly report.

Three  Months  Ended June 30, 2006  compared to the Three  Months Ended June 30,
2005

Revenue
-------

     The Company had $1,485,653 for the continued operations for the three months ended June 30, 2006, an increase of 51.7% compared to $ 979,647 the three months ended June 30, 2005. The $506,006 increase can be attributed to the continued growth of our waste treatment business. We saw an increase in the total tons of wastes processed in addition to an increase in the number of new customers in this period.

Cost of revenue
---------------

     The Company spent $521,620 in total to realize the revenue of $ 1,485,653 for the three months ended June 30, 2006, or 19 times the cost compared to the three months ended June 30, 2005. The Company had cost of sales of $25,975 for the three months ended June 30, 2005. The $495,645 rise in cost of revenue is partially due to the increase in revenue in the second quarter of 2006. However, the increase can be primarily attributed to the mode of revenues generated during the second quarter ended June 30, 2005. Our business is broken down into the collection and processing of industrial waste and the extracting of metals and compounds from industrial wastes, which has substantially higher costs. During the second quarter of 2005, we mainly processed wastes as compared to the second quarter of 2006 when we increased both our waste processing and extraction business.

Total Operating Expenses
------------------------

     Total Operating expenses were $ 366,928 for the second quarter ended June 30, 2006 compared to a credit balance of 16,236 during the same period in 2005. The increase is partially due to the growth of our business in 2006. Primarily, the increase stems from when we accrued general and administrative expenses with the expectation of a major increase in the metal and compound extraction component of our business for the quarter in 2005. This aspect of our business never developed during that period and thus led to a credit balance in our total operating expenses.

Selling Expenses
----------------

     Selling expenses for the three months as of June 30, 2006 rose up to $76,601 from $47,237 for the corresponding period in 2005. This additional $29,364 can be attributed to the increase in revenues for the second quarter for our industrial waste collection business.

Operating Income/Loss
---------------------

     Operating income for the three months ended June 30, 2006 decreased by $ 372,803 to $ 597,105 from $969,908 for the three months ended June 30, 2005. The decrease in operating income results from increased expenses, specifically our general and administrative expenses. With the increase our metal and compound extraction business, we experienced higher administrative costs during the quarter, an expense we did not have in the same period for 2005.


Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Revenue
-------

     The Company had $3,037,090 for the continued operations for the six months ended June 30, 2006, an increase of $840,117 or 38.2% as compared to the revenue of $2,196,973 for the six months ended June 30, 2005. The increase can be attributed to the rapid expansion of the company in these six months of 2006. The increases were led by the continued growth in our waste treatment business. Both volumes of wastes treated and customer base of the company experienced a drastic increase during this period.

Cost of revenue
---------------

     The cost of revenue was $960,398 for the six months ended June 30, 2006, an increase of $538,838 or 128% as compared to the cost of revenue of $421,560 for the six months ended June 30, 2005. The increase in cost was due primarily to the increase in revenue.

Total Operating Expenses
------------------------

     Total operating expenses were $773,444 for the six months ended June 30, 2006, an increase of $327,500 or 73.4% as compared to total operating expenses of $445,944 for the six months ended June 30, 2005. The increase in operating expenses was principally attributable to the expansion of our operation.

Selling Expenses
----------------

     Selling expenses for the six months ended June 30, 2006 increased to $230,080 from $133,402 for the corresponding period in 2005, representing an increase of $96,678 or 72%. The increase was principally due to the widening customer base and the increase in revenues for the six month ended June 30, 2006.

Operating Income/Loss
---------------------

     Operating income for the six months ended June 30, 2006 decreased by $ 26,221 to $1,303,248 from $1,329,469 for the six months ended June 30, 2005. The decrease in operating income was due to the fact that the incurred more operating expenses in the first two quarters in 2006 as compared with the corresponding period in 2005.

Liquidity and Capital Resources
-------------------------------

     We have been in the position of financing our operation and fulfilling capital expenditure requirements primarily through cash provided by operating activities, trade credit and equity financing.

     As of June 30, 2006, the Company had cash and cash equivalents of $3,927,902, as compared to $2,944,179 at December 31, 2005. As of June 30, 2006,
the Company had working capital of $5,073,457, as compared to $3,670,842 as of December 31, 2005.

     Net cash provided by operating activities totaled $1,287,337 for the six months ended June 30, 2006, a decrease of $96,940 or 7%, as compared to cash provided by operating activities of $1,384,277 for the six months ended June 30, 2005. The decrease in net cash provided by operating activities was primarily due to the expansion in our business and the increased demand in working capital as a result.

     We intend to use our available funds as working capital and to make expansion in our existing lines of business. We believe that our available funds will provide us with adequate capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

Critical Accounting Policies
----------------------------

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

Revenue recognition
-------------------

     Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenues.

Property, Plants and Equipment
------------------------------

     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are required or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Bad debts
---------

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

     Neither the Company nor any of its subsidiaries have engaged in any off-balance sheet transactions since its inception.


Item 3. Controls and Procedures.


     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

                                     PART II

Item 1. Legal Proceedings.

The following is a summary of recent developments in litigation involving the company:

     On August 9, 2006, the Company was served with a Summons and Complaint, in an action filed in the Superior Court of Washington, Kings County, entitled Don Moroz and Glen Lochton Management Inc., V. Tolan Furusho, Columbia State Bank, Goldtech Mining Corporation, a Nevada Corporation, Goldtech Mining Corporation, a Washington Corporation, Tracy Kroeker, Ralph Jordan, Jack Laskin, Nancy Egan, Richard Smith, and Beverlee Claydon AKA Beverlee Kamerling. The plaintiffs claim to be victims of a failed "pump and dump" penny stock scheme. The Company believes that the complaint against the Company is meritless. The Company has engaged counsel, is entering into settlement discussions, and will duly respond to the Complaint.

     On March 6, 2006, a lawsuit was filed against the company encaptioned Tolan
S. Furusho V. Goldtech Mining Corp., Case No.: 06-A-518343-B, in the District Court, Clark County, Nevada. The plaintiff alleges that he is the sole director of the company and prays for judgment to declare him the sole director of the company as of December 8, 2005, that his position as director was not, and could not be extinguished, and a ruling declaring that all actions taken by the Board of Directors without proper notice are voidable. The Company filed an answer and affirmative defenses in the case and it is proceeding to discovery. The Company believes that the complaint is without merit.

     On September 24, 2004, a shareholder, Keith Robertson, on behalf of himself and those similarly situated (an uncertified class), filed a law suit against the Company, Robertson V. Goldtech Mining Corp, Case No.: CV4-2011M, in the United States District Court, Western District of Washington, to temporary restrain and enjoin the Company from canceling the sale of 11,110,000 shares of common stock of the Company issued as consideration for the purchase of assets, from Goldtech Mining Corporation, a State of Washington corporation. On September 24, 2004, the court denied the plaintiff's motion for a temporary restraining order. On October 25, 2004, the Court dismissed the action for Lack of Subject Matter Jurisdiction. The plaintiff appealed the decision on November 24, 2004, U.S. Court of Appeals Docket Number: 04-36062. On April 26, 2006, the parties entered into a stipulation for the voluntary dismissal with prejudice of the appeal. On May 9, 2006, the Court issued an order stating that the appeal is voluntarily dismissed with prejudice.

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

Item 5. Other Information

     We filed a Certificate of Amendment to the Articles of Incorporation on April 27, 2006 to change the name of the Company to China Industrial Waste Management, Inc. and to effectuate a one-for-one hundred (1:100) reverse stock split of the outstanding shares of our common stock. The amendment went effective on May 12, 2006.

Item 6. Exhibits

    (a) Exhibits

    3.1  -  Articles of Incorporation as filed on November 3, 2003

    3.2 - Certificate of Amendment to the Articles of Incorporation as filed on April 27, 2006

    3.3  -  Certificate of Designation as filed on November 10, 2005

    3.4 - Certificate of Correction to Certificate of Designation dated May 22, 2006

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

                                       CHINA INDUSTRIAL WASTE MANAGEMENT INC.



Date: August 21, 2006.                 BY: /s/ Jinqing Dong

                                       Jinqing Dong
                                       ------------
                                       Chief Executive Officer


                                       BY: /s/ Jinqing Dong

                                       Jinqing Dong
                                       ------------
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER           DESCRIPTION
--------------------------------------------------------------------------------

    3.1  -  Articles of Incorporation as filed on November 3, 2003

    3.2 - Certificate of Amendment to the Articles of Incorporation as filed on April 27, 2006

    3.3  -  Certificate of Designation as filed on November 10, 2005

    3.4 - Certificate of Correction to Certificate of Designation dated May 22, 2006

    31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.