Form 10QSB
period 2006-09-30
China Industrial Waste Management Inc.
filed 2006-11-20
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 002-95836-NY

CHINA INDUSTRIAL WASTE MANAGEMENT INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	13-3250816
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

c/o Dalian Dong Tai Industrial Waste Treatment Co., Ltd
No. 1 Huaihe West Road E-T-D-Zone, Dalian, China	116600
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-86-411-9770-3333

American Union Securities, Inc.
Attention: China Industrial Waste Management, 15th Floor
100 Wall Street, New York, NY 10005
Agent Contact Information
Agent Telephone number: 212-232-0120

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at September 30, 2006 was 13,220,843.

CHINA INDUSTRIAL WASTE MANAGEMENT INC.
INDEX TO SEPTEMBER 30, 2006 FORM 10-QSB

Page

Part I - Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheet as of December 31, 2005 (audited) and September 30, 2006 (unaudited)	3

Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2006 and September 30, 2005 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	16

Item 3 - Controls and Procedures

Part II - Other Information	21

Item 1 - Legal Proceedings	21

Item 5. - Other Information

Item 6 - Exhibits	21

Signature Page	22

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

China Industrial Waste Management Inc.
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005 (AUDITED)
AND SEPTEMBER 30, 2006 (UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$4,523,012	$2,944,179
Trade accounts receivable	288,654	281,761
Other receivables	439,031	339,688
Inventory	603,768	410,084
Advances to suppliers	163,336	8,240
Prepaid expenses and other assets	34,977	22,304

Total current assets	6,052,778	4,006,256

Investment	318,636	-
Property, plant & equipment	3,697,324	3,330,854
Less Accumulated depreciation	(1,428,645)	(1,170,611)
Net property, plant and equipment	2,268,679	2,160,243
Construction in progress	377,203	220,474
Land usage right, net of accumulated amortization	1,519,418	1,509,159

Total assets	$10,536,714	$7,896,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$204,268	$108,213
Accrued sales and income taxes	374,929
Other payable	155,271	227,201
Total current liabilities	734,468	335,414

Minority interest in subsidiary	992,998	756,072

Stockholders' equity
Preferred stock: par value $.001; 20,000,000 shares authorized; none issued and outstanding	-	64
Common stock: par value $.001; 90,000,000 shares authorized; 13,220,843shares issued and outstanding	13,220	13,141
Stock compensation	(74,667)	-
Additional paid-in capital	2,244,780	2,164,795
Other comprehensive income	348,775	171,950
Retained earnings	6,277,140	4,454,696
Total stockholders' equity	8,809,248	6,804,646

Total liabilities and stockholders' equity	$10,536,714	$7,896,132

See accompanying notes to unaudited consolidated financial statements

China Industrial Waste Management Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$1,367,553	$1,067,298	$4,404,643	$3,264,271
Costs of revenue(including depreciation)	469,313	220,680	1,429,711	642,240
Gross profit	898,240	846,618	2,974,932	2,622,031

Operating expenses
Selling expenses	158,303	82,264	388,383	215,666
General and administrative expenses	315,194	191,573	858,558	504,115
Total operating expenses	473,497	273,837	1,246,941	719,781

Income from operations	424,743	572,781	1,727,991	1,902,250

Other income (expense)
Investment income	-	158,588	-	158,588
Other income	58,513	6	115,902	562
Other expense	(2,465)	-	(3,916)	-
Total other income (expense)	56,048	158,594	111,986	159,150
Net income before minority interest and income tax	480,791	731,375	1,839,977	2,061,400

Income tax (benefit)	-	189,875	-	309,577

Net income after income tax	480,791	541,500	1,839,977	1,751,823

Minority interest	54,698	42,179	189,483	175,182

Net income	$426,093	$499,321	$1,650,494	$1,576,641

Foreign currency translation adjustment	(25,343)	-	75,741	-

Comprehensive income	$400,750	$499,321	$1,726,235	$1,576,641

Basis and diluted weighted average shares outstanding	13,111,681	13,111,681	13,109,314	13,109,314

Basic and diluted net earnings per share	$0.03	$0.04	$0.13	$0.12

See accompanying notes to unaudited consolidated financial statements

China Industrial Waste Management Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,650,494	$1,576,641
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	189,483	175,182
Depreciation and amortization	241,579	213,903
Changes in operating assets and liabilities:
Accounts receivable	(6,893)	(183,853)
Inventory	(193,684)	(271,558)
Other receivables	304,628	(83,351)
Advances to suppliers	(155,096)	102,319
Prepaid expense	(23,340)	(14,339)
Accounts payable	96,055	100,474
Other payables	302,999	515,739
Net cash provided by operating activities	2,406,225	2,131,157

Cash flows from investing activiies
Purchase of property	(474,429)	(178,995)
Other investing activities	(352,963)	(62,516)
Net cash used in investing activities	(827,392)	(241,511)

Cash flows from financing activities
Capital contribution	-	(205,015)
Net cash provided by financing activities	-	(205,015)

Effect of exchange rate on cash	-	-

Net increase in cash and cash equivalents	1,578,833	1,684,631

Cash and cash equivalents, beginning of period	2,944,179	2,087,708
Cash and cash equivalents, end of period	$4,523,012	$3,772,339

See accompanying notes to unaudited consolidated financial statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

1. Nature of operations

The unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation formerly known as Goldtech Mining Corporation, (the “Company”) and its wholly and majority owned subsidiaries. Dalian Acquisition Corp., a Delaware corporation, was formed as a wholly owned subsidiary of the Company for the purpose of acquiring an operating subsidiary. Dalian Dongtai Industry Waste Treatment Co. Ltd. (“Dongtai”) was incorporated on January 9, 1991. As of September 30, 2006 Dongtai has one subsidiary - Liaoyang Dongtai Industry Waste Treatment Co. Ltd (“Liaoyang Dongtai”). Dongtai is located in Economic and Technology Development Zone, Dalian, People’s Republic of China (“PRC”). Dongtai is engaged in the collection, treatment, disposal and recycling of industrial waste in China. The Company recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. Dongtai also provides incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, People’s Republic of China (PRC) and is engaged in the business of collecting, treating, disposing and recycling industrial wastes.

China Industrial Waste Management, Inc. (“CIWM”) was incorporated in the State of Delaware on August 16, 2005. On September 22, 2005, CIWM acquired 90% of the outstanding shares of Dongtai from its shareholders in exchange for 1,280,000 shares of CIWM common stock, representing 100% of the issued and outstanding common stock of CIWM at the date of the acquisition.

The exchange of shares with Dongtai has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Dongtai obtained control of the combined company. Accordingly, the merger of the two companies has been recorded as a recapitalization of Dongtai, with Dongtai being treated as the continuing entity.

On November 11, 2005, the Company consummated a merger agreement with Dalian Acquisition Corp., CIWM, and all of the shareholders of CIWM. The shareholders of CIWM owned 1,280,000 shares of CIWM, representing all of the issued and outstanding shares of CIWM. Pursuant to the merger agreement, CIWM was merged with and into Dalian Acquisition Corp. CIWM ceased in existence and Dalian Acquisition Corp. was the surviving company. By operation of laws, all rights, properties and debts of CIWM were transferred to Dalian Acquisition Corp. and Dalian Acquisition Corp. is liable for all debts, liabilities, duties and obligations of CIWM and itself as a group. Each issued and outstanding share of Dalian Acquisition Corp. continued to be issued and outstanding. Each issued and outstanding share of CIWM was automatically cancelled, extinguished and was converted into the right to receive 0.05 share of the newly issued Series A Convertible Preferred Stock of the Company (the “Series A Stock”). As such, the 1,280,000 shares of CIWM were converted into a total of 64,000 shares of the Series A Stock, and all shareholders of CIWM became the holders of the Series A Stock of the Company. Each share of the Series A Stock is convertible into 10,000 shares of common stock before giving effect to a 100 for 1 reverse stock split (that is, 100 shares of common stock after giving effect to the reverse stock split).

The exchange of shares with the Company has been accounted for as a reverse acquisition under the purchase method of accounting since the previous shareholders of CIWM obtained control of the Company. Accordingly, the historical financial statements presented herein are those of Dongtai and its subsidiaries with the adopted capital structure of the Company. The financial statements of the legal acquiror (the Company) are not significant, therefore, no pro forma financial information is submitted

On May 12, 2006, the Company changed its name to “China Industrial Waste Management, Inc.” and began trading under a new trading symbol (CIWT). In addition the Company effected a 1:100 reverse stock-split of its outstanding common shares. After the effectiveness of the reverse split, all the outstanding shares of the Company’s Series A Convertible Preferred Stock were converted into shares of the Company’s common stock.

On May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to a Share Exchange Agreement entered into on November 11, 2005.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc., a Nevada corporation, its 100% owned subsidiary Dalian Acquisition Corp., its 90% indirectly owned subsidiary Dalian Dongtai Industry Waste Treatment Co., Ltd, a PRC Company, and its 60% indirectly owned subsidiary Liaoyang Dantai Industry Waste Treatment Co. Ltd, a PRC Company. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

3. Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Foreign currency translation

As of September 30, 2006 and 2005, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the SFAS’, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of September 30, 2006 is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from cash on delivery through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

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

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006 there were no significant impairments of its long-lived assets.

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

Net intangible assets at September 30, 2006 were $1,519,418 which is right to use land of $1,570,621 less accumulated amortization of $51,203.

Amortization expense for the Company’s intangible assets for the nine months ended September 30, 2006 and 2005 totaled $25,339 and $25,959 respectively.

Minority interest

Minority interest represents Dalian Dongtai’s 60% equity interest in Liaoyang Dongtai Industry Waste Treatment Co. Ltd. and the Company’s 90% equity interest in Dalian Dongtai.

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

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2006 and 2005 were insignificant.

Stock-based compensation

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

Local PRC income tax

The Company is subject to the Enterprise Income Tax of the PRC at a rate of fifteen percent on the net income. According to the relevant PRC tax rules, any joint venture with foreigner investment is eligible for special tax exempt treatment for the first two years. The Company received tax exempt treatment for the years ending December 31, 2005 and 2004, respectively.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

3. Shareholders’ equity

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

4. Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

a.	Making up cumulative prior years’ losses, if any

b.
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

5. Current vulnerability due to certain concentrations

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittance abroad, and rates and methods of taxation, among other things.

6. Recently issued accounting pronouncements

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principles and requires retroactive application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its consolidated financial statements.

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

OVERVIEW

Historically, the Company engaged in two lines of business: 1) the exploration and development of potential mining properties, and 2) the development, marketing and support of computer software products and services. In September 2004, the Company sold its computer business. Since September 2005, the Company has no longer been in the mining business due to its loss of all its contractual rights in certain mining properties in Spain.

In November 2005, the Company, through its wholly-owned subsidiary, Dalian Acquisition Corp., a Delaware company (“Dailian Acqusition”), acquired 90% of the capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd., a corporation located in Dalian, the People’s Republic of China, or PRC (“Dalian Dongtai”). As a result of the acquisition, the Company is now engaged in the waste management business, and Dongtai currently represents the primary operations and business of the Company.

Dailian Dong Tai is one of the earliest companies specializing in the centralized treatment of industrial waste in the People's Republic of China. Dalian Dong Tai is engaged in the collection, treatment, disposal and recycle of all types of industrial waste. Currently, industrial waste is either used as a raw material to produce chemical and metallurgy products or incinerated, buried, or treated. Dalian Dong Tai also provides waste disposal solutions and realty management services to its clients.

On March 22, 2006, Dalian Dongtai and two other shareholders formed a subsidiary, Liaoyang Dongtai Industrial Waste Treatment Co., Ltd (“Liaoyang Dongtai”) in the PRC, in which Dalian Dongtai holds a 60% ownership interest. Liaoyang Dongtai is also engaged in the collection, treatment, disposal and recycle of industrial waste. It is located in Liaoyang, where there is a concentration of large-scale chemical industrial enterprises. Industrial waste generated by these enterprises are on the increase and have not, in our opinion, been properly been disposed. We believe that this presents a good business opportunity for the Company to meet this need.

The name change and the reverse stock-split were effective May 12, 2006.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this quarterly report.

Three and nine months ended September 30, 2006 and 2005

Revenue

We generate revenue primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection and disposal operations. We also generate revenue from the sale of recycled commodities.

Revenue for the nine months ended September 30, 2006, was $4,404,643, an increase of $1,140,372 or 34.93% from $3,264,271 for the same period in 2005. Revenue for the three months ended September 30, 2006, was $1,367,553, an increase of $300,255 or 28.13% from $1,067,298 for the same period in 2005. The increase in revenue is attributable to an increase in sales from recycled commodities.

 Costs of revenue

Costs of revenue increased from $642,240 for the nine months ended September 30, 2005 to $1,429,711 for the nine months ended September 30, 2006 or $787,471 or 122.6%. Costs of revenue increased from $220,680 for the three months ended September 30, 2005 to $469,313 for the three months ended September 30, 2006 or $248,633 or 112.67%. The increase is attributable to the increase in sales of our regenerated products.

Operating expenses

Total operating expenses for the nine months ended September 30, 2006 was $1,246,941, an increase of $527,160 or 73.24% from $719,781 for the same period ended September 30, 2005. Total operating expenses for the three months ended September 30, 2006 was $473,497, an increase of $199,660 or 72.91% from $273,837 for the same period ended September 30, 2005. The primary reason for this increase is the increased expenses for employee beneficial plan and wages.

Foreign Currency Translation

The foreign currency translation adjustment for the three months ended September 30 2006 was ($25,343) and that for the nine months ended September 30 2005 was $75,741. Such a fluctuation is a result of the volatility in the foreign exchange rate between the US dollar and the RMB.

Operating Income/Loss

Operating income for the nine months ended September 30, 2006 was $1,727,991, a decrease of $174,259 or 9.16% from $1,902,250 for the same period in 2005. Operating income for the three months ended September 30, 2006 was $424,743, a decrease of $148,038 or 25.85% from $572,781 for the same period in 2005. This decrease is attributable to the increase in the Company’s operating expenses.

Income tax

The Company is not liable for income tax this year as a consequence of a tax exemption granted to it. The Company has accrued an income tax expenses of $189,875 for the three months ended September 30, 2005 and $309,577 for the nine months ended September 2005. The Company’s tax-exempt status will continue for two years from 2006 through 2007. Thereafter, the Company will only be liable to pay 50% of its income taxes for the next three years.

Liquidity and Capital Resources

We have financed our operation and met capital expenditure requirements primarily through cash provided by operating activities, trade credit and equity financing.

Cash and cash equivalents

The Company had cash and cash equivalents of $2,944,179 at the beginning of 2006 and $4,523,012 at the end of September 30, 2006. The Company had cash and cash equivalents of $2,087,708 at the beginning of 2005 and $3,772,339 at the end of September 30, 2005.

Working Capital

As of September 30, 2006, the Company had working capital of $5,318,310, as compared to $3,670,842 as of September 30, 2005.

Cash used by Operating Activities

Cash used by operating activities totaled $2,406,225 for the nine months ended September 30, 2006, as compared to cash provided by the operations of $2,131,157 for the nine months ended September 30, 2005

We intend to use our available funds as working capital and to develop our current lines of business. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

Critical Accounting Policies

We have disclosed in Note 3 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

    Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibles is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenues.

Property, Plant and Equipment

    Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

PART II

Item 1.  Legal Proceedings.

The following is a summary of recent developments in litigation involving the Company:

On September 14, 2006, the Alberta Securities Commission, Canada, citing Goldtech Mining Corporation, 2006 ABASC 1690, under Securities Act, R. S. A. 2000, c. S-4 (the "Act"), provided notice to the Company, Glen Lochton Management Inc., and certain other individuals (collectively, "Respondents") that a hearing will be held on certain allegations that Respondents breached subsection 75(1) and 110(1) of the Act by trading and distributing securities of the Company in Alberta without registration or a prospectus or had appropriate exemption from the prospectus requirement, wherein such failure was contrary to the public interest. On October 27, 2006, the hearing was scheduled for March, 2007. The Company intends to properly defend against these allegations or appropriately settle the matter.
On August 9, 2006, the Company was served with a Summons and Complaint, in an action filed in the Superior Court of Washington, Kings County, entitled Don Moroz and Glen Lochton Management Inc., V. Tolan Furusho, Columbia State Bank, Goldtech Mining Corporation, a Nevada Corporation, Goldtech Mining Corporation, a Washington Corporation, Tracy Kroeker, Ralph Jordan, Jack Laskin, Nancy Egan, Richard Smith, and Beverlee Claydon AKA Beverlee Kamerling. The plaintiffs claim to be victims of a failed "pump and dump" penny stock scheme. The Company believes that the complaint against the Company is without merit and filed an answer, affirmative defenses and cross-claims on October 31, 2006.
On March 6, 2006, a lawsuit was filed against the company entitled Tolan S. Furusho V. Goldtech Mining Corp., Case No.:  06-A-518343-B, in the District Court, Clark County, Nevada. The plaintiff alleges that he is the sole director of the Company. The Company filed an answer and affirmative defenses and believes that the complaint is without merit. On October 12, 2006, Plaintiff filed a summary judgment motion to declare he was improperly removed as a director and on November 1, 2006, the Company filed a cross-motion to declare that Plaintiff received proper notice of the board meeting where he was removed as director. A hearing is scheduled for November 30, 2006.

On October 14, 2004, a small group of shareholders commenced a derivative action on behalf of the Company, entitled Steward, Pearce, Vizzard, Furusho and Robertson v. Kroeker, Jordan, Laskin, Egan, Smith, Bourgoin, Civil Action No. CV04-2130L, in the United States  District  Court for the Western  District of Washington at Seattle  alleging  conversion  and  breach of  specific  duties  against  former directors. The Court held that the claim against the defendant Kroeker may proceed. On August 18, 2006, the Court scheduled the trial for February 5, 2007.

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

CHINA INDUSTRIAL WASTE MANAGEMENT INC.

Date: November 20, 2006.	By:	/s/ Jinqing Dong
Jinqing Dong
Chief Executive Officer

By:	/s/ Jinqing Dong
Jinqing Dong
Chief Financial Officer