Form 10KSB
period 2006-12-31
China Industrial Waste Management Inc.
filed 2007-04-24
CIK 763846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 002-95836-NY

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
(Name of small business issuer in its charter)

Nevada	13-3250816
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

Dalian Dongtai Industrial Waste Treatment Co. No. 1 Huaihe West Road, E-T-D-Zone, Dalian, China	116600
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code 011-86-411-82595339

American Union Securities, Inc
100 Wall Street, 15th Floor
New York, New York 10005
Attn: Peter D. Zhou, President
(212) 232-0120
(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year: US$6,383,233 for the fiscal year ended December 31, 2006.

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing bid price of such stock as of April 5, 2007 on the OTC Bulletin Board ($1.55) was $5,570,612. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of April 5, 2007 was 3,593,943.

On April 5, 2007, the Company had 13,220,843 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___  No: _X_

China Industrial Waste Management, Inc.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of April 5, 2007, $1 = 7.71950 yuan.

    The "Company", "we," "us," "our," and the "Registrant" refer to (i) China Industrial Waste Management, Inc., (ii) Dalian Acquisition Corporation, and (iii) Dalian Dongtai Industrial Waste Treatment, Co., Ltd. (“Dongtai”).

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Through Dongtai the Company is engaged in the collection, treatment, disposal and recycling of industrial wastes principally in Dalian, China and surrounding areas in Liaoning Province, China.  The Company provides waste disposal solutions and realty management service to its more than 400 customers. Dongtai is located in the Economic and Technology Development Zone, Dalian, PRC. Dongtai treats, disposes of and/or recycles many types of industrial wastes. Recycled waste products are used by customers as raw material to produce chemical and metallurgy products. Dongtai also treats or disposes of other industrial waste it collects through incineration, burial or water treatment. Dongtai also provides environmental protection services, technology consultation, pollution treatment services, and waste management design processing services.

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

In October, 2003, the Company acquired a group of 35 mining claims from Goldtech Mining Corporation, a Washington Corporation. In November, 2003, the Company acquired the remaining mining claims of Goldtech Mining Corporation. In connection with that, the Company changed its name to Goldtech Mining Corporation and re-domiciled to the State of Nevada. As a result of this acquisition, the Company had two lines of business: (a) the exploration and development of potential mining properties, and (b) the development, marketing and support of computer software products and services. In September 2004, the Company sold its computer business and adopted a business plan to focus exclusively on its mining exploration business.

In 2005 the board of directors of the Company decided to look for other business opportunities. In November 2005, the Company acquired a 90% indirect ownership interest (through a wholly owned Delaware subsidiary of the Company called DonTech Waste Services Inc. which was originally called Dalian Acquisition Corp.) in Dongtai through a reverse merger transaction.

As a result of this transaction, Dongtai became a joint venture with foreign investment under the PRC laws with a total registered capital of $2.3 million. The formation of the joint venture was approved by Dalian Industry and Commerce Bureau and the term of the joint venture is 12 years. A new business license was issued to Dongtai on October 10, 2005, and the registered capital has been fully paid as of April, 2007.

Dongtai was founded on January 9, 1991 as a limited liability company under the PRC laws, with a total registered capital of $250,000.

As a result of the reverse merger referred to above and as set forth in the following diagram, the Company acquired the business of Dongtai. Since the former shareholders of the holding company which owned 90% of the stock of Dongtai acquired approximately 98% of the voting capital stock of the Company as a result of the reverse merger, and because the business of Dongtai represents the primary operations and business of the Company, the acquisition of Dongtai has been treated as a reverse merger for accounting purposes (the “Reverse Merger”).

Our U. S. agent is American Union Securities, Inc. which is located at 100 Wall Street, 15th Floor, New York, NewYork 10005 and its telephone number is 212-232-0120. Dongtai is located in the city of Dalian, Liaoning Province of the PRC. We currently have approximately 308 employees and use seven facilities in Dalian, PRC with a total of 1,301,293 square feet for our business operations.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-KSB before deciding to invest in our common stock.

Risks Related to our Business

Our failure to compete effectively may adversely affect our ability to generate revenue.

We compete primarily on the basis of our ability to secure contracts with industrial companies, and local government entities in Dalian, China and surrounding areas for waste processing and disposal or for the purchase by us of waste material which we recycle. There can be no assurance that such contracts will be available to us in new areas as we attempt to expand or that our competitors will negotiate more favorable arrangements with our current customers. We expect that we will be required to continue to invest in building waste treatment and disposal infrastructure. Our competitors may have better resources and better strategies to raise capital which could have a material adverse effect on our business, results of operations and financial condition.

We rely on our governmental permits and exclusive rights to operate our business in Dalian, China and the loss of the permits or exclusive rights would have a material adverse impact on our business.

Only those companies who have been granted a special operating license issued by the national and local governments are permitted to engage in the industrial waste treatment and disposal business in China. Dongtai's expansion project has been listed as one of the 31 items of the Hazardous Waste and Medical Waste Treatment Facility Construction Program approved by State Environmental Protection Administration. The national and local governments have strict requirements regarding the technology which must be employed and the gualihcations and training of management of the licensee which must be maintained, Either the national or local government could determine at any time that we do not meet the strict requirements of technology or management and revoke our permit to engage in the industrial. waste business in China. The termination of our licenses to operate would have a material adverse impact on our revenue and business.

If we fail to introduce new services or our existing services are not accepted by potential customers we may not gain or may lose market share.

Rapid technological changes and frequent new service introductions are typical for the markets we serve. Our future success will depend in part on continuous, timely development and introduction of new services that address evolving market requirements. To the extent we fail to introduce new and innovative services, we may lose market share to potential competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new services could reduce our growth rate or damage our business.

We may experience delays in the development and introduction of services. We cannot assure that we will keep pace with the rapid rate of change in waste collection and disposal research or that our new services will adequately meet the requirements of the marketplace or achieve market acceptance. We have not experienced any difficulties with the preceding factors. However, there can be no assurance that we will not experience difficulties in the future. The expenses or losses associated with unsuccessful service development or lack of market acceptance of our new services could materially adversely affect our business, operating results and financial condition.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to generate more revenue from our existing customers, obtain new customers and raise capital from outside sources. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of additional facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

-  our financial condition and results of operations,

-  the condition of the PRC economy and the industrial waste treatment industry in the  PRC, and

-  conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing our industrial waste treatment and disposal business over an expanded geographical area as well as managing a business offering expanded waste treatment services. We may also encounter difficulties in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

If we are unable to successfully complete and integrate new operational locations in a timely manner, our growth strategy could be adversely impacted.

An important element of our growth strategy is expected to be the development of operational locations outside of Dalian, China. However, integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining the employees of acquired businesses, accounting issues that arise in connection with acquisitions, challenges in retaining customers, and potential adverse short-term effects on operating results. In addition, we may incur debt to finance future operational locations, and we may issue securities in connection with future operational locations that may dilute the holdings of our current or future stockholders. If we are unable to successfully complete and integrate new operational locations in a timely manner, our business, growth strategy and financial results could be materially and adversely impacted.

Our waste treatment operations are risky and we may be subject to civil liabilities as a result of hazards posed by such operations.

Our operations are subject to potential hazards incident to the gathering, processing and storage of industrial waste such as explosions, product spills, leaks, emissions and fires. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of operations at the affected facility. Consequently, we may face civil liabilities in the ordinary course of our business. At present, we do not carry any insurance to cover such liabilities in the ordinary course of our business, except that our employees are insured for injuries occurring at work. Although we have not faced any civil liabilities historically in the ordinary course of our waste treatment operations, there is no assurance that we will not face such liabilities in the future. If such liabilities occur in the future, they may adversely and materially affect our operations and financial condition.

We do not presently maintain liability insurance which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

    We currently do not carry any liability or other similar insurance, except for liability in connection with the operation of motor vehicles. Although we have never experienced significant liability as a result of any of our operations, we cannot assure you that we would not face such liability in the future. We do not carry any property insurance to cover our real property, facilities and equipment, nor do we have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

Failure to retain services of key personnel will affect our operations and results.

Our success to date has been largely due to the contributions of our executive officers. The continued success of our business is very much dependent on the goodwill that they have developed in the industry over the past years. Our continued success is dependent, to a large extent, on our ability to retain the services of our executive officers. The loss of any of our executive officers’ services due to resignation, retirement, illness or otherwise without suitable replacement or the inability to attract and retain qualified personnel would affect our operations and may reduce our profitability and the return on your investment.

We may not be able to protect our processes, technologies and systems against claims by other parties.

Although we have four registered PRC patents and have applied for two other PRC patents in respect of the processes, technologies and systems we use frequently in our systems, we have not purchased or applied for any patents other than these as we are of the view that it may not be cost-effective to do so. For such other processes, technologies and systems for which we have not applied for or purchased or been licensed to use patents, we may have no legal recourse to protect our rights in the event that they are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive edge and our profitability may be reduced.

We may face claims for infringement of third-party intellectual property rights.

We may face claims from third parties in respect of the infringement of any intellectual property rights owned by such third parties. There is no assurance that third parties will not assert claims to our processes, technologies and systems. In such an event, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs and spend substantial amounts of time in defending ourselves in or contesting suits brought against us for alleged infringement of another party’s patent rights. As such, our operations and business may be adversely affected by such civil actions. We rely on trade secrets, technology and know-how. There can be no assurance that other parties may not obtain knowledge of our trade secrets and processes, technology and systems. Should these events occur, our business would be affected and our profitability reduced.

We are reliant on a few major suppliers.

We are dependent on our major suppliers for the timely delivery of waste materials that we require for our recycling operations. Should our major suppliers fail to deliver such materials on time, and if we are unable to source these materials from alternative suppliers on a timely basis, our revenue and profitability could be adversely affected.

We are subject to risks relating to BOT (Build-Operate-Transfer) projects in which we have started to invest.

We have begun to invest capital in BOT projects which require high up-front capital expenditures. For example, we have agreed to invest in a municipal sewage treatment facility and a sludge treatment facility in Dalian, China as our initial investment in a BOT project. Our returns from BOT projects are derived from fees paid by the PRC government and such BOT projects are able to generate a steady and recurring source of income for us over a sustained period of time between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize. In addition, our lack of experience in administering BOT projects may negatively impact our ability to successfully manage the projects we have undertaken.

We do not have key man insurance on our Chairman, CEO and CFO, Mr. Dong, or any of our other directors and officers, on whom we rely for the management of our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Dong Jinqing, our founder, Chairman, CEO and CFO; Mr. Ruiguan Liu, the Chief Engineer of Dongtai and DonTech Waste Services, Inc.; and Mr. Jun Li, the Chief Operating Officer of Dongtai and DonTech Waste Services, Inc.. The loss of the services of any of Mr. Dong, Mr. Liu or Mr. Li for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of any of our officers will continue to be available to us, or that we will be able to find a suitable replacement for them. We do not carry key man life insurance for any key personnel.

Risks Related to Doing Business in the PRC.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of tariff that may be payable by municipal governments to waste water treatment service providers like us. Also, more stringent environmental regulations may also affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

We are a holding company. All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The industrial waste treatment industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our services. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our services and the recycled materials we sell and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our services and recycled products.

Our PRC subsidiary is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiary in China. As a result of our holding company structure, we rely primarily on dividend payments from such subsidiary. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary in China is also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Governmental control of currency conversion may affect the value of your investment.” Furthermore, if our subsidiary or in China incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiary are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents, have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

Recent regulations promulgated by the PRC State Administration of Foreign Exchange, or SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as “SPC”, intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of the Company’s revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our facilities or offices that would adversely disrupt our operations.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and directors or to enforce a judgment of a United States court against us or our officers and directors in the PRC.

All of our directors and officers reside outside of the United States. In addition, our operating subsidiary is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in PRC face significant political, economic and legal risks. The Communist regime in the PRC, including a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Risks Related to Our Common Stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 72.8% of our outstanding common stock of CIWT. Dong Jinqing, our Chairman, President and Chief Executive Officer, beneficially owns 9,100,400 shares (approximately 68.8%) of our outstanding common stock. As a result, Mr. Dong is and will continue to be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Mr. Dong’s interests may differ from other stockholders. Please refer to Item 11. “Security Ownership of Certain Beneficial Owners and Management” of this Annual Report on Form 10-KSB for more information regarding beneficial ownership of securities of our management.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.
Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our common stock is subject to the “Penny Stock” rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

 Description of Business

Dongtai has obtained a license to conduct its industrial waste collection and disposal business from the State Environmental Protection Administration of the PRC (“SEPA”), which is an agency equivalent to the Environmental Protection Agency in the U.S. Companies without this license are not permitted to conduct business related to industrial waste disposal and collection. The grant of the license is based upon the professional qualifications of the Company’s staff and an evaluation of the Company’s management processes. In addition, Dongtai is licensed for the disposal of hazardous waste by the province of Liaoning.

Dongtai maintains six workshops for the recycling or disposal of types of industrial waste and has proprietary and non-proprietary systems for waste treatment, disposal and recycling, including:

1. Electric Garbage Dismantling System
2. Organic Solvent Distillation Recycling System

  3. Fluorescent Tube Treatment System
  4. Organic Macromolecular Waste Destructive Distillation Cracking System
  5. Treatment System for Catalyst Containing Valuable Metals
  6. Waste Etchant Liquor Treatment System
  7. Comprehensive Treatment System for Industrial Waste Water
  8. Incineration System for Solid Waste
  9. Hazardous Waste Landfill
  10. Ordinary Industrial Solid Waste Landfill

Electric Garbage Dismantling System

After classification and dismantlement of photocopier ink cartridges and electric components of certain household appliances, the system can recover metal and plastic with high value and limit the amount of unrecyclable residual waste. Dongtai can also recycle metals from household electric appliances, such as TV picture tubes and treat the hazardous residual components such as phosphor and Freon so that such residual waste is rendered innocuous. The system was built in 1997 and includes a large disintegrator, electronic scale, oven, vacuum cleaner, decorticator and large goods elevator.

Organic Solvent Distillation Recycling System

    Dongtai established the organic solvent distillation recycling system in 1992. This system includes a raw material storage tank, rectifying tower, and flashing tower. The system is capable of treating organic solvents including triclene, acetone, ethyl acetate, isopropyl alcohol, propylene glycol monomethyl ether methyl alcohol, methylbenzene, and cyclohexanone.

    Since 2003 this system has been listed and promoted as a "national key environmental project" by the State Environmental Protection Administration for three consecutive years. As a result of employing this system Dongtai is also listed as the technology supporting unit of the "National Technology Achievement Promotion Project". This system also won the second prize of Dalian Technology Innovations in December 2000.

    Dongtai has established very strict procedures for the disposal or treatment of toxic and hazardous chemical waste. No environmental pollution accident has occurred since the establishment of Dongtai. Dongtai has established relationships with over 40 enterprises in dealing with their toxic chemical waste.

Fluorescent Tube Treatment System

    Dongtai has developed a waste fluorescent tube treatment system. The system is able to safely dispose of fluorescent lighting tubes which contain harmful substances such as mercury. The system breaks the tubes under negative pressure, and absorbs and washes the harmful components such as mercury. The glass fragments and metal residue resulting from the treatment can then be recycled.

Organic Macromolecular Waste Destructive Distillation Cracking System

      Canon Dalian Business Machines Co. Ltd is an enterprise established in Dalian by Canon (China) Co. Ltd. mainly to produce laser printer ink cartridges. The treatment of the residual powdered ink in used cartridges was problematic, so Dongtai developed for Canon a unique waste powdered ink destructive distillation pyrolysis treatment technique. This system can transform the waste powdered ink into fuel with a high calorific value. The residue can also be used to produce cement. The system was built in 1995 and is composed of destructive distillation cracking oven, heat exchange device and air storage tank. The system is able to treat photocopier and printer powdered ink, and organic macromolecular materials such as polystyrene, polypropylene resin, polycarbonate, rubber materials, oil sludge.

Catalyst with Valuable Metals Treatment System

       Petroleum refining enterprises produce a large amount of catalyst waste in production operations. The treatment system for catalysts containing valuable metals developed by Dongtai allows it to apply plasma technology to the comprehensive utilization and treatment of such hazardous waste. Through melting of waste in a plasma oven the system can extract from waste catalysts such rare metals as cobalt, nickel, molybdenum, vanadium, etc. The slag can be used as a raw material to produce cement. This technology has won the third prize of National Technology Advancement and is sponsored by the National Technology Innovation Funds for Small-and-Medium Sized Scientific and Technological Enterprise.

Waste Etchant Liquor Treatment System

       This system includes a material delivery device, reaction vessel, and a filtering device. The system can process waste copper acid and alkaline etchants and produce copper sulphate through neutralization, acidification, and metathesis.

Industrial Waste Comprehensive Treatment System

       The system includes a treatment tank, oil removal tank, reaction tank, precipitation tank, neutralization tank, absorption tank, filtering device and filter press. It is able to treat the ablution resulting from removing oil from the surface of metal, and grinding and cutting fluids resulting from machining.

Solid Waste Incineration System

       The inappropriate handling of hazardous chemicals can trigger serious environment pollution. Dongtai has built an incineration system which includes a two-stage incineration stove, residual heat recovery system and residual gas discharge system which renders the gas innocuous. The major waste that can be processed through the system include: waste organic solvents, waste oil, waste glue liquor, and combustible solid industrial garbage. The system has met national standards and is automatically operated.

Hazardous  Waste Landfill

       The landfill has been built in accordance with PRC national construction standards. It has a double HDPE impermeable layer lining and percolating water collection system. After stabilization and solidification, the toxic and hazardous waste to be deposited in the landfill receives treatment rendering it innocuous. The system is able to handle all kinds of waste residue containing heavy metal and incinerate residues. The project covers an area of 112,350 square feet.

Landfill for Ordinary Industrial Solid Waste

       The landfill for ordinary industrial solid waste has been built according to PRC national standards. It is equipped with a single layer anti-seepage pretreatment system and a collection system of percolating water. The landfill can process ordinary industrial Class 1 and Class 2 wastes.

The following table sets forth the annual capacity of the each of the foregoing treatment systems and portion of such capacity which was used during the year ended December 31, 2006:

Facilities	Total Annual Capacity (Tons)	Used In 2006 (Tons)
Electric Garbage Dismantling System	1,000	725
Organic Solvent Distillation Recycling System	1,200	746
Fluorescent Tube Treatment System	200	17
Organic Macromolecular Waste Destructive Distillation Cracking System	450	408
Catalyst with Valuable Metals Treatment System	550	500
Industrial Waste Water Comprehensive Treatment System	15,000	11,500
Waste Etchant Liquor Treatment System	3,000	2,300
Solid Waste Incineration System	2,000	1,610
Hazard Waste Landfill	20,000 (1)	1,104
Landfill for Ordinary Industrial Solid Waste	150,000 (1)	10,796
(1) Represents total capacity, rather than annual capacity

Market/Customers

      The major sources of industrial waste in the Dalian area are industrial enterprises, medical units, scientific research institutions and university laboratories. According to statistics from Dongtai, the amount of waste collected has been increasing every year. The amount in 2001 was 11,000 tons, 13,226 tons in 2002, 14,594 tons in 2003, and 18,460 tons in 2004, 26,425 tons in 2005 and 36,630 tons in 2006. Management of the Company estimates that the annual growth rate in the next ten years will be 20%. Approximately 53% of Dongtai’s revenue in the year ended December 31, 2006 were for waste collection, treatment and disposal services and approximately 47% of such revenues related to recycling operations.

       The industrial waste treatment business is still new in China. There are only a few coastal cities as well as major cities in inland industrialized regions that have built or plan to build industrial waste treatment facilities. Due to the strict requirements of professional technology and management required to obtain necessary licenses to operate an industrial waste treatment and disposal business, the basic market for the Dongtai’s services is guaranteed to some degree.

      Dongtai has entered into contracts of disposing solid waste from more than 400 enterprises, among which are multinational companies such as Canon, Pfizer, Toshiba, Toto, Posco-CFM Coated Steel, Fuji, Wepec, Ryobi, TDK, YKK, and Panasonic. In the year ended December 31, 2006, Dongtai’s 10 largest customers for waste disposal service accounted for approximately 47% of Dongtai’s revenues from such segment. The three largest customers in such segment during 2006 were Dalian Pacific Multi-layer PCB Co., Ltd.; Canon Dalian Business Machines Co., Ltd. and PetroChina Dalian Petrochemical Company Limited. No customer accounted for 10% or more of Dongtai’s revenues for waste treatment.

Dongtai’s ten largest suppliers of industrial waste for recycling (which Dongtai generally purchases from such suppliers and is responsible to collect and treat and dispose of waste residue at Doingtai’s sole expense) accounted for approximately 92% of the payments made by Dongtai for waste products in 2006. Canon Dalian Business Machine Co., Ltd. accounted for approximately 53% of the amount which Dongtai paid for waste in 2006 as part of its recycling operations.

Dongtai’s ten largest customers for recycled waste products accounted for approximately 62% of Dongtai’s sales of such recycled products in 2006. Shenyang Hongyuan Mining Company and Hu Guoyuan accounted for approximately 14.0% and 10.3%, respectively, of Dongtai’s sales of recycled waste products in 2006.

Technology and Intellectual Property

      Dongtai has established the Dong Tai Industrial Waste Disposal Technology Center with the Dalian University Institute for Ecoplanning and Development. The center currently has 22 professional engineers and 9 analysts. With cooperation from experts from Canada and the U.S.- based RPP International Consulting Company which is now under the support of Dalian University of Technology, the Center is focusing on the research concerning ecoplanning theory and policy, professional training, ecological efficiency evaluation and analysis of simulations.

       Since its establishment, Dongtai has been in close cooperation with scientific research academy and universities, such as Dalian Institute of Chemical Physics ,  the Chinese Academy of Sciences (Beijing) Mechanics Institute, Tsinghua University and Dalian University of Technology. Dongtai took part in the compilation of National Waste Disposal Criteria with over 50 international enterprises such as China Electronics Engineering Design Institute, Intel (China) Co., Ltd, Motorola (China) Co., Ltd, and Dell (China) Co., Ltd. Dongtai's R&D team specializes in environmental engineering, chemical engineering, water supply and drainage systems, surface treatment, biological engineering, metallurgy, machinery, electronics, and computer science. They are especially important to the research of methods of treatment for industrial solid waste and the comprehensive waste utilization. The scientific achievements that have been awarded to Dongtai for its business operations include:

1. Dongtai won the second prize of Dalian Technology Innovation for its system relating  to the Comprehensive Utilization and Disposal of Waste Organic Solvents and the system has been listed as the "National Key Practical Technology for Environmental Protection" by the Ministry of Science and Technology and the State Administration of Environmental Protection of the PRC;
2.  The Destructive Distillation Thermal Cracking of Powdered Ink;
3.  The Safety Landfill of Hazardous Waste;
4.  Pyrolysis Incineration Stove;
5.  The Innocuous Treatment of Cyanide;
6.  The Comprehensive Utilization of the Waste Etchant Liquor from PCB industry;
7.  The Comprehensive Utilization and Disposal of Waste Catalyst. This system won the third prize of Dalian Technology Innovation and has been listed as the "National Key  Practical Technology for Environmental Protection" by the State Administration of  Environmental Protection of the PRC. It was supported by the Innovation Funds for  Small-and-Medium Sized Scientific and Technological Enterprises of the Ministry of  Science and Technology;
8.  The treatment of PCB Industry's Waste Liquid containing heavy metal;
9.  The Disposal of Medical Refuse;
10. The Disposal of Waste Batteries;
11. The Innocuous Treatment of Arsenic Compound;
12.  The Wet Oxidation of High Concentration Organic Waste;
13.   The Disposal of Ordinary Industrial Waste; and
14.  The Comprehensive Utilization and Innocuous Treatment of Electric Waste.

The following table list certain information concerning the patents obtained and applied for by the Company in the PRC:

Status	Description	Patent Number	Date Applied for	Grant Date	Date Expires
Granted	The Disposal of Powdered Ink Waste from Copy Machines	ZL 01 1 27963.X	7/20/01	7/7/04	7/6/24
Granted	Consecutive Destructive Distillation Stove	ZL 200420069745.5	7/9/04	7/13/05	7/12/15
Granted	Plasma Fusion Pyrolysis Device	ZL 200420069742.1	7/9/04	7/20/05	7/19/05
Granted	The Disposal of Waste Catalyst	ZL 200410021093.2	1/20/04	1/17/07	1/16/27
Application Accepted	Method and Equipment For High-Efficiency Solid-Liquid Separation Under High Pressure	ZL 200610046723.0	5/26/06
Application Accepted	Method For High-Efficiency Solid-Liquid Separation Under High Pressure	ZL 200620091047.4	5/26/06

Government Regulation

       The industrial waste treatment business is still in its nascent stages in China. There are only a few coastal cities and several major cities in industrialized regions that have built or even plan to build industrial waste treatment facilities. The industry has high barriers to entry due to the central government's strict licensing requirements of professional technology and management. Only those companies who have been granted a special operating license issued by the national and local governments are permitted to engage in the industrial waste business. Additionally, the central government has granted exclusive rights to companies to operate in the industrial waste business according to regions. As part of this national planning scheme, Dongtai is responsible for collecting and processing the industrial waste in all of Dalian and its surrounding areas in Liaoning Province.

Employees

       As of March 31, 2007 the Company had 308 full-time employees. 55 of such employees are management and supervisory personnel, 18 are technicians and 235 are assembly line workers.

The Company has not experienced any work stoppages and it considers relations with its employees to be good. The Company anticipates hiring additional employees as it increases production and collection of waste materials.

BOT Projects

Dongtai has entered into agreements with respect to the construction of two BOT (Build-Operate-Transfer) Projects in Dalian, China.

In a typical BOT project, the municipal governmental will invite candidates to bid on the project. The winner of the bid is generally the bidder which offers the best combination of price and construction and operating model for the project. The winning bidder then becomes eligible to contribute investment in construction of the BOT facility and to operate the facility for 20-25 years after construction. In connection with the project, the municipal government effectively guarantees revenues to the operator of the facility.

The first BOT project being undertaken by the Company is for a municipal sewage treatment plant in Dalian. The first phase of the construction, scheduled for completion in August 2007, will provide for the processing of 30,000 tons of sewage per day. A second phase, anticipated to be completed by in 2010, would expand the facility to allow processing of up to 100,000 tons of sewage per day. Dongtai will have an 18% interest in the project. Dalian Lida, Ltd., a company controlled by Mr. Dong, the Company’s Chairman and Chief Executive Officer, will have an 82% interest in the project. The total registered capital for the project will be 14 million RMB  (approximately  $1,813,600) for the first phase and 40 million RMB (approximately $5,181,700) for the second phase, of which Dongtai will contribute 1.8 million RMB (approximately $233,175) and 7.2 million RMB (approximately $932,700), respectively. We estimate that the facility will generate approximately $985,000 in revenues and $150,000 in profits in 2008, although no assurance can be given that such estimates are accurate.

The second BOT project is for a sludge treatment and disposal facility. The project will be owned 49% by Dongtai, 36% by Dalian Lida, Ltd. and 15% by an unaffiliated company. The registered capital for the project will be 40 million RMB (approximately $5,181,660), of which Dongtai shall contribute approximately 19.96 million RMB (approximately $2,585,660). The project is scheduled to be completed by the end of 2007 and provide for the treatment of up to 600 tons of sludge per day. We estimate that the facility will generate approximately $4.95 million in revenues and $515,000 in profits in 2008, although no assurance can be given that such estimates are accurate.

ITEM 2. DESCRIPTION OF PROPERTY

Dongtai's principal executive offices are located at No. 1 Huailu West Road, EDT Zone. Dalian City, China 11660. In addition, Dalian Dong Tai has the following facilities:

Address	Function	Area (square ft)

No.1, Dakai Huaihe West Road	Office building and electric	90,233
	waste disposal area

No.27, Dakai Huaihe West Road etchant liquor and analysis ab	Processing workshop of waste	19,698

No. 100, Dakai Tieshan West Road No. 27	Processing workshop of waste catalyst, waste water processing station	72,588

No.6 District, Haiqing (Outside the Northwest wall of Xitai Oil Refinery Plan)	Hazardous waste safe landfill	112,350

Flame-retardant Plant of Xiaowang Tuanyuan Development Zone	Hazardous waste incineration field, waste classification and storage field	214,000

Qianguan Village, Ganjinzi District	Industrial solid waste landfill	107,000

No. 85, Dagu Hill	Project under construction	685,424

1709 Hogyuan Mansion, 23 Renmin Road, Zhongshan District	Office of Chief Executive Officer	3,003

All of the above facilities, except 1709 Hogyuan Mansion (which is owned by the Company’s Chairman and is currently being provided to the Company free of charge) are owned by Dongtai and none are subject to a mortgage.

Item 3. Legal Proceedings

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

On September 14, 2006, the Alberta Securities Commission, Canada, citing Goldtech Mining Corporation, 2006 ABASC 1690, under Securities Act, R. S. A. 2000, c. S-4 (the "Alberta Act"), provided notice to the Company, Glen Lochton Management Inc., and certain other individuals (collectively, "Respondents") that a hearing will be held on certain allegations that Respondents breached subsection 75(1) and 110(1) of the Alberta Act by trading and distributing securities of the Company in Alberta without registration or a prospectus or had appropriate exemption from the prospectus requirement, wherein such failure was contrary to the public interest. On October 27, 2006, the hearing was scheduled for March, 2007. On February 6, 2007 the ASC discontinued without prejudice the action against the Company and will proceed against the other Respondents.

  On August 9, 2006, the Company was served with a Summons and Complaint, in an action filed in the Superior Court of Washington, Kings County, entitled Don Moroz and Glen Lochton Management Inc., V. Tolan Furusho, Columbia State Bank, Goldtech Mining Corporation, a Nevada Corporation, Goldtech Mining Corporation, a Washington corporation, Tracy Kroeker, Ralph Jordan, Jack Laskin, Nancy Egan, Richard Smith, and Beverlee Claydon AKA Beverlee Kamerling. The plaintiffs claim to be victims of a failed "pump and dump" penny stock scheme. The Company believes that the complaint against the Company is without merit and filed an answer, affirmative defenses and cross-claims on October 31, 2006. The case is continuing with discovery. The Company is contesting this case vigorously.

    On March 6, 2006, a lawsuit was filed against the Company entitled Tolan S. Furusho V. Goldtech Mining Corp., Case No.:  06-A-518343-B, in the District Court, Clark County, Nevada. The plaintiff claims that he is the sole director of the Company, alleging that he was improperly removed as a director. The Company filed an answer and affirmative defenses and believes that the complaint is without merit. The case is continuing with discovery. The Company is contesting this case vigorously.

    On October 14, 2004, a small group of shareholders commenced a derivative action on behalf of the Company, entitled Steward, Pearce, Vizzard, Furusho and Robertson v. Kroeker, Jordan, Laskin, Egan, Smith, Bourgoin, Civil Action No. CV04-2130L, in the United States  District  Court for the Western  District of Washington alleging  conversion  and  breach of specific duties against former directors. The Court dismissed the case with prejudice against all defendants, except defendant Tracy Kroeker and without prejudice against Ms. Kroeker.

    With respect to the business of Dongtai, we are not currently aware of any other pending, past or present litigation that would be considered to have a material effect on us.  There are no known bankruptcy or receivership issues outstanding and we have no known securities law violations. Additionally, we have no known legal proceedings in which certain corporate insiders or affiliates of us are in a position that is adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no stockholders meetings in the fourth quarter of this fiscal year and the Company did not submit any matters for stockholders to vote on by written consent

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters.

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “CIWT.OB.”

On April 5, 2007, the closing bid price for the common stock of the Company was $1.55. The following table sets forth the high and low prices of the Company’s common stock, as reported by the OTCBB for each quarter since January 1, 2005. All information has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006.

Quarter Ended	High Bid	Low Bid

March 31, 2005	$2.00	$0.19
June 30, 2005	$1.65	$0.75
September 30, 2005	$1.01	$0.31
December 31, 2005	$0.45	$0.11

March 31, 2006	$0.18	$0.05
June 30, 2006	$2.50	$0.07
September 30, 2006	$2.60	$2.50
December 31, 2006	$2.60	$0.51

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of April 5, 2007, there were 13,220,843 shares of our common stock issued and outstanding, and there were 228 holders of record of our outstanding shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

The following sets forth information concerning sales by the Company of unregistered securities during the fiscal year ended December 31, 2006:

On May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to a Share Exchange Agreement entered into on November 11, 2005.

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

Dividend Policy

The payment of dividends, if any, is to be within the discretion of the Company’s Board of Directors and will be contingent upon the Company’s revenues and earnings, capital requirements, financial condition and the ability of Dongtai to obtain approval to get monies out of the PRC. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2006 Equity Incentive Plan which is our only equity compensation plan as of December 31, 2006.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:

2006 Equity Incentive Plan	0	N/A	2,500,000

Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	2,500,000

(a) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 10 million shares.

Transfer Agent

The Company’s stock transfer agent is Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes forward-looking statements. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their waste management requirements; the competition in the waste management industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

Overview

Historically, the Company engaged in two lines of business: (a) the exploration and development of potential mining properties, and (b) the development, marketing and support of computer software products and services. In September 2004, the Company sold its computer business. Since September 2005, the Company has no longer been in the mining business due to its loss of all its contractual rights in certain mining properties in Spain.

In November 2005, the Company, through its wholly-owned subsidiary, DonTech Waste Services, Inc. (formerly, Dalian Acquisition Corp.), a Delaware corporation (“DonTech”), acquired 90% of the capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd., a corporation located in Dalian, the People’s Republic of China, or PRC (“Dongtai”). As a result of the acquisition, the Company is now engaged in the waste management business, and Dongtai currently represents the primary operations and business of the Company.

Dongtai was one of the first companies specializing in the centralized treatment of industrial waste in the PRC. Dongtai is engaged in the collection, treatment, disposal and recycle of all types of industrial wastes. It provides a wide range of waste treatment services to diversified customers. Dongtai uses industrial waste as a raw material to produce chemical and metallurgy products or incinerates, buries, or treats the waste. Dongtai also provides waste disposal solutions, waste transportation services, realty management services and environmental pollution remediation services to its clients.

On March 22, 2006, Dongtai and two other shareholders formed a subsidiary, Liaoyang Dongtai Industrial Waste Treatment Co., Ltd. (“Liaoyang Dongtai”) in the PRC, in which Dongtai holds a 60% ownership interest. Liaoyang Dongtai is also engaged in the collection, treatment, disposal and recycling of industrial waste. It is located in Liaoyang, where there is a concentration of large-scale chemical industrial enterprises. Industrial wastes generated by these enterprises are on the increase and have not, in our opinion, been properly been disposed. We believe that this presents a good business opportunity for the Company to meet this need.

    On March 31, 2006, the Company filed with the Securities and Exchange Commission a definitive information statement on Schedule 14C in which it notified stockholders of its intention to make the following changes:

o	to change the name of the Company to China Industrial Waste Management Inc. and apply for a new trading symbol of CIWT.OB.

o	to authorize the Board of Directors to effect a one-for-one hundred (1:100) reverse stock split of the outstanding shares of Common Stock (the "Reverse Split").

o	to approve the Company's 2006 Equity Incentive Plan.

The name change and the reverse stock split became effective on May 12, 2006.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this annual report.

Years ended December 31, 2006 and 2005
	2006	2005

Revenue	$6,383,233	$4,869,185
Costs of revenue (including depreciation)	1,782,397	1,557,106
Gross profit	4,600,836	3,312,079

Operating expenses
Selling expenses	599,691	197,355
General and administrative expenses	1,358,038	1,695,685
Total operating expenses	1,957,729	1,893,040

Income from operations	2,643,107	1,419,039

Other income (expense)
Interest income	25,319	26,728
Other income	206,031	564,293
Other expense	(11,803)	(14,764)
Total other income (expense)	219,547	576,257
Net income before minority interest and income tax	2,862,654	1,995,296

Income tax (benefit)	626	385,382

Net income after income tax	2,862,028	1,609,914

Minority interest	319,091	87,731

Net income	$2,542,937	$1,522,183

Foreign currency translation adjustment	319,547	158,953

Comprehensive income	$2,862,484	$1,681,136

Basis and diluted weighted average shares outstanding	13,181,391	12,949,660

Basic and diluted net earnings per share	$0.19	$0.12

Revenue

    We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and that from the sale of recycled materials. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Revenue for the year ended December 31, 2006, was $6,383,233, an increase of $1,514,048 or 31.09% from $4,869,185 for the same period in 2005. The increase in revenue is attributable to a broadened customer base.

 Costs of revenue

Costs of revenue increased $225,291or 14.47% from $1,557,106 for the year ended December 31, 2005 to $1,782,397 for the year ended December 31, 2006. The increase in costs of revenue is attributable to the increase in the number of customers which retained our company for providing professional services and an increase in the volume of the waste we treat.

Operating expenses

Total operating expenses for the fiscal year ended December 31, 2006 was $1,957,729, which represents an increase of $64,689 or 3.42% from $1,893,040 for the same period ended December 31, 2005. The principal reason for the small increase in operating expenses is the increased operating expenses we incurred in recycling products since sales of this type of material increased.

Foreign Currency Translation

The foreign currency translation adjustment as of December 31, 2006 was $319,547 compared to an adjustment of $158,953 for the year ended December 31, 2005. Such a fluctuation was the result of volatility in foreign exchange rates between the U.S. dollar and the RMB for the fiscal year ended December 31, 2006.

Net Income (Loss)

Net income for 2006 was $2,542,937, an increase of $1,020,754 or 67.06% from $1,522,183 for the same period in 2005. This increase is primarily attributable to the increase in the Company’s revenues during the fiscal year ended December 31, 2006.

Income tax

The Company is not liable for income tax for 2006 as a consequence of a tax exemption granted to it when Dongtai became a Sino-American joint venture in 2005 in connection with the reverse merger transaction it consummated. The Company has accrued income tax expenses of $385,382 for 2005. The Company’s tax-exempt status will continue through the end of 2007. Thereafter, the Company will only be liable to pay 50% of its income taxes for the next three years. According to the newly adopted Enterprise Income Tax Law of the PRC commencing in 2011 the Company will be subject to an enterprise income tax rate of 25%.

Liquidity and Capital Resources

We believe that our primary sources of liquidity are cash flows from operations and existing cash. We intend to use our available funds as working capital and to develop our current lines of business. We anticipate that cash flow provided by operating activities will provide the necessary funds on a short - and long-term basis to meet our operating cash requirements.

Cash and cash equivalents

The Company had cash and cash equivalents of $2.94 million at the beginning of 2006 and at December 31 2006, we had approximate $5.7 million cash and cash equivalents. The Company had cash and cash equivalents of approximately $2.37 million at the beginning of 2005.

Working Capital

As of December 31, 2006, the Company had working capital of $6,109,054 as compared to $ 3,498,100 as of December 31, 2005. The increase is attributable to cash generated from operations

Cash used by Operating Activities

Cash provided by operating activities totaled $3,446,657 for the year ended December 31, 2006, as compared to cash provided by the operations of $968,589 for the year ended December 31, 2005.

We believe that our available funds will provide us with sufficient capital for our operations during at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot give any assurance that such funding will be available on terms acceptable to us or at all.

Critical Accounting Policies

We have disclosed in Note 3 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position. These policies are incorporated by reference herein.

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

Bad debts

     The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from cash on delivery (COD) through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

Off Balance Sheet Arrangements

Neither the Company nor any of its subsidiaries have engaged in any off-balance sheet transactions since its inception.
ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

    At the conclusion of the period ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter or any subsequent interim period that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

    During the preparation of the financial statements of the Company as of December 31, 2006 and for the year then ended, accounting personnel of the Comapny discovered that several material errors were made in the consolidation and presentation of the Company’s financial statements as of December 31, 2005 and for the year then ended (the “2005 Statements”). The prior consolidation entries incorrectly eliminated minority interest and a significant amount of income from government subsidies, as well as incorrectly calculating other comprehensive income due to foreign currency translation. On January 26, 2007 the sole director, Chief Executive Officer and Chief Financial Officer of the Company, determined that the 2005 Statements should not be relied upon and should be restated. The effects of the restatement are shown in the following tables.

The table below shows the result of restatement:

Balance Sheet

ITEMS	Original 2005	Restated 2005
Current assets
Cash and cash equivalents	$2,944,179	$2,944,179
Trade accounts receivable	281,761	281,761
Other receivables	339,688	115,417
Inventory	410,084	410,084
Advances to suppliers	8,240	16,502
Prepaid expenses and other assets	22,304	22,304

Total current assets	4,006,256	3,790,247

Net property, plant and equipment	2,160,243	2,168,678
Construction in progress	220,474	220,474
Land usage right, net of accumulated amortization	1,509,159	1,509,159
Related party Receivable	-	281,851

Total assets	$7,896,132	$7,970,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$108,213	$108,213
Other payable	227,201	183,934
Total current liabilities	335,414	292,147

Minority interest in subsidiary	-	767,826

Stockholders' equity
Series A preferred stock $.001 par value; 5,000,000 shares authorized, 64,000 shares issued and outstanding	64	64
Common stock: par value $.001; 90,000,000 shares authorized; 340,843 shares issued and outstanding	13,141	341
Additional paid-in capital	2,164,795	1,956,117
Other comprehensive income	(227,827)	158,953
Retained earnings	5,610,545	4,794,961
Total stockholders' equity	7,560,718	6,910,436

Total liabilities and stockholders' equity	$7,896,132	$7,970,409

As a result of the restatement on the balance sheet, total assets as of December 31, 2005 increased from $7,896,132, as originally reported, to $7,970,409, an increase of $74,277; stockholders' equity as of December 31, 2005 decreased from $7,560,718, as originally reported, to $6,910,436, a decrease of $650,282.

Part of “Stockholders' equity” has been reclassified as “Minority interest in subsidiary”, and “Stockholders' equity” itself has been reclassified between its components, such as “Additional paid-in capital”, “Other comprehensive income” and “Retained earnings”.

Income Statement

ITEMS	Original 2005	Restated 2005
Revenue	$4,869,300	$4,869,185
Costs of revenue(including depreciation)	1,582,338	1,557,106
Gross profit	3,286,962	3,312,079

Operating expenses
Selling expenses	344,660	197,355
General and administrative expenses	1,504,058	1,695,685
Total operating expenses	1,848,718	1,893,040

Income from operations	1,438,244	1,419,039

Other income (expense)
Investment income	47,847	-
Interest income	-	26,728
Other income	55,508	564,293
Other expense	(20,059)	(14,764)
Total other income (expense)	83,296	576,257
Net income before minority interest and income tax	1,521,540	1,995,296

Income tax (benefit)	505,834	385,382

Net income after income tax	1,015,706	1,609,914

Minority interest	(110,643)	87,731

Net income	$1,126,349	$1,522,183

Foreign currency translation adjustment	(227,827)	158,953

Comprehensive income	$898,522	$1,681,136

Basic and diluted weighted average shares outstanding	15,973,096	12,949,660

Basic and diluted net earnings per share	$0.06	$0.12

As a result of the restatement, net income for the year ended December 31, 2005 increased from $1,126,349, as originally reported, to $1,522,183, an increase of $395,834.

“Other income” as originally reported, failed to include the net income coming from the disposal of investment and subsidy income rewarded by local government, and net income was therefore restated accordingly.

Originally reported “income tax” had be presented without deducting the amount of tax return made by tax authorities, which has been adjusted through restatement.

Statement of Cash Flows

ITEMS	Original 2005	Restated 2005
Cash flows from operating activities:
Net income	$1,126,349	$1,522,183
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	(110,643)	87,731
Depreciation and amortization	485,758	214,200
Changes in operating assets and liabilities:
Accounts receivable	(219,655)	(219,655)
Inventory	(524,537)	(524,537)
Other receivables	(182,976)	(269,175)
Due from related parties	455,618	281,851
Advance to suppliers	152,699	152,699
Prepaid expense	(11,509)	(11,509)
Accounts payable	(277,122)	(277,122)
Other payables	11,923	11,923
Net cash provided by operating activities	905,905	968,589

Cash flows from investing activities
Decrease in long-term investment	12,391	12,391
Purchase of property	(146,833)	(146,833)
Net cash used in investing activities	(134,442)	(134,442)

Cash flows from financing activities
Minority interest	(142,616)	-
Capital contribution	-	(205,300)
Net cash provided by financing activities	(142,616)	(205,300)

Effect of exchange rate on cash	(57,053)	(57,053)

Net increase in cash and cash equivalents	628,847	571,794

Cash and cash equivalents, beginning of period	2,372,385	2,372,385
Cash and cash equivalents, end of period	$2,944,179	$2,944,179

On April 19, 2007 the Company’s independent certified public accountants advised the Company to file a Current Report on Form 8-K to report the foregoing. In lieu of filing a Form 8-K, the Company determined to include the above information in this Item 8B.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information as of the date of this prospectus with respect to the sole director and executive officer of the Company.

Name	Position
Dong Jinqing	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director

Mr. Dong Jinqing, age 50, was appointed the Company’s Chief Executive Officer, Chief Financial Officer and Director in November 2005. Mr. Dong has been the President of Dalian Dongtai Industrial Waste Treatment Co., Ltd. since he founded that company in 1991. Between 1982 and 1991, Mr. Dong worked for the Dalian Environmental Science Academy, being mainly engaged in research concerning the disposal of waste gas, waste water and industrial residue and the evaluation of the environment effects from industrial projects. Mr. Dong graduated from Dalian University of Technology in 1982 with a bachelor’s degree in environmental engineering.

The following are the officers of Dongtai, the Company’s 90%-owned operating subsidiary in PRC.

Name	Position
Li Jun	Chief Operating Officer and Director

Liu Ruiguang	Chief Engineer and Director

Guo Xin	Chief Accounting Officer and Director

Mr. Li Jun, age 45, was appointed the Company’s Chief Operating Officer and a director of the Company in January 2007. He has served as the Chief Operating Officer of Dalian Dongtai since 1998. From 1982 to 1993he worked for the Dalian Vacuum Flask Factory and Dalian Yili International Chemical Co. Ltd as the Director of Technology and Chief Production Manager. Mr. Li graduated from Dalian University of Technology in 1982, majoring in environmental engineering.

Mr. Liu Ruiguang, age 46, was appointed as the Company’s Chief Engineer in January 2007. He has served as the Chief Engineer for Dalian Dongtai since 1999. Mr. Liu graduated from Dalian University of Technology in 1982, majoring in basic organic synthesis.

Ms. Guo Xin, age 37, was appointed as the Company’s Chief Accounting Officer in January 2007. She has served as Chief Accounting Officer for Dalian Dongtai since October 2003 and as a manager in Dongtai’s accounting department from April 2002 to October 2003. Ms. Guo graduated from Beijing University of Commerce in 1992 majoring in finance and received her Master's in Public Administration from China's Northeastern University in 2002.

Family Relationships

There are no family relationships among our directors or officers.

Audit Committee Financial Expert

The full Board of Directors of the Company currently serves as its audit committee. At the present time, we believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors does not currently have an audit committee “financial expert” as defined under Rule 401(e) of Regulation S-B and which is and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. The Board of Directors is in the process of searching for a suitable candidate for this Board position.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or person’s performing similar functions, but the Company intends to do so during 2007.

ITEM 10. EXECUTIVE COMPENSATION

    Our sole director and executive officer did not receive any compensation directly from the Company during the two fiscal years ended December 31, 2006. The following table sets forth information concerning cash and non-cash compensation paid by Dongtai to its Chief Executive Officer and the four other most highly compensated employees of Dongtai for the two years ended December 31, 2006.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Non-Equity Incentive Plan Compensation (S)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jinqing Dong, CEO, CFO and Director	12/31/2006 12/31/2005	10,740 9,632	40,305 23,858	0	0	0	0	51,045 33,490
Li Jun, COO and Director	12/31/2006 12/31/2005	10,013 9,226	36,778 18,597	0 0	0 0	0 0	0 0	46,792 27,823
Liu Ruiguang, Chief Engineer	12/31/2006 12/31/2005	8,761 8,361	25,417 24,690	0 0	0 0	0 0	0 0	34,178 33,051
Guo Xin, Chief Accounting Officer	12/31/2006 12/31/2005	7,051 6,732	16,500 8,197	0 0	0 0	0 0	0 0	23,551 14,930
Tian Hongyi, Director of Marketing Development	12/31/2006 12/31/2005	7,199 6,758	15,305 9,054	0 0	0 0	0 0	0 0	22,503 15,812

The executivesof the Company and its subsidiaries are eligible to be granted awards of stock options, stock appreciation rights, restricted stock, performance shares, cash awards and other stock based awards under our 2006 Equity Compensation Plan. As of April 5, 2007 no awards have been made to any officer director or employee of the Company under such plan.

There are no current employment agreements between any individuals and the Company or any of its subsidiaries.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 5, 2007, certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

	Number of Shares	Percent of
	of Common Stock	Common Stock
Name and Address	Beneficially	Beneficially
of Beneficial Owner (1)	Owned (2)	Owned (2)

Dong Jinqing	9,100,400	68.8%

American Union Securities, Inc.	777,500	5.9%
100 Wall Street, 15th Floor
New York, New York 10005

Peter D. Zhou	777,500(3)	5.9%
100 Wall Street, 15th Floor
New York, New York 10005

Li Jun	319,900	2.4%

Liu Ruiguan	0	0

Guo Xin	206,600	1.6%

All Officers and Directors	9,626,900	72.8%
as a group (5 persons)

_____________________________________________

(1) Except as otherwise indicated, the address of each person is Dalian Dongtai Industrial Waste Treatment Co., Ltd., No. 1 Huaihe West Road, E-T-D Zone, Dalian, China 116600.

(2) Based upon 13,220,843 shares of our common stock issued and outstanding as of April 5, 2007.

(3) Includes 777,500 shares owned of record by American Union Securities, Inc., a firm of which Mr. Zhou is the sole share shareholder, a director and the Chief Executive Officer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have not been any transactions, or series of similar transactions, since the inception of the Company, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

ITEM 13. EXHIBITS

Number	Description

3.1
Articles of Incorporation of the Company (f/k/a Goldtech Mining Corporation) filed November 12, 2003. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the “9/30/03 10-QSB”).

3.2	Articles of Merger of Egan Systems, Inc. with and into the Company filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 2.2 to the 9/30/03 10-QSB.

3.3
Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 27, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March  31, 2006.

3.4	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the 9/30/03 10-QSB.

10.1
Agreement and Plan of Merger, dated November 11, 2005, by and among the Company, Dalian Acquisition Corp., China Industrial Waste Management Inc., and each of the CIWM Shareholders. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 17, 2005.

21.1	List of Subsidiaries*

31.1	Certification of Jinqing Dong in his capacity as the CEO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Jinqing Dong in his capacity as the CFO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

1. Child, Van Wagoner & Bradshaw, PLLC

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees	$52,750(1)	None
Audit Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None
1) Includes $20,000 for the separate audit of the financial statements of the Company's subsidiary, DonTech Waste  Services Inc.

2. E. Randall Gruber, CPA

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees	None	$11,500
Audit Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Child, Van Wagoner & Bradshaw, PLLC in 2006 were pre-approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Date: April 23, 2007	By:	/s/ Jinqing Dong
Jinqing Dong, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jinqing Dong Jinqing Dong	Chief Executive Officer , Chief Financial Officer and Director	April 23, 2007

CHINA INDUSTRIAL WASTE MANAGENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
Dalian, People’s Republic of China

We have audited the consolidated balance sheets of CHINA INDUSTRIAL WASTE MANAGEMENT, INC. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHINA INDUSTRIAL WASTE MANAGEMENT, INC. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 28, 2007

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)
	December 31,	December 31,
	2006	2005
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$5,660,698	$2,944,179
Trade accounts receivables	151,144	281,761
Other receivables	50,789	115,417
Inventory	602,582	410,084
Advances to suppliers	374,046	16,502
Deferred expense	20,490	22,304

Total current assets	6,859,749	3,790,247

Investment	361,136	-
Property, plant & equipment	3,927,234	3,330,937
Less: Accumulated depreciation	(1,487,340)	(1,162,259)
Net property, plant and equipment	2,439,894	2,168,678
Construction in progress	202,974	220,474
Land usage right, net of accumulated amortization	1,524,319	1,509,159
Related party Receivable	231,793	281,851

Total assets	$11,619,865	$7,970,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92,255	$108,213
Tax payable	6,346	-
Deferred Sales	455,548	-
Accrued expenses	15,410	-
Other payable	181,136	183,934
Total current liabilities	750,695	292,147

Long-term debt

Minority interest in subsidiary	1,086,917	767,826

Stockholders' equity
Series A preferred stock $.001 par value; 5,000,000 shares authorized, 0 and 64,000 shares issued and outstanding	-	64
Common stock: par value $.001; 95,000,000 shares authorized; 13,220,843 and 340,843 shares issued and outstanding	13,221	341
Additional paid-in capital	1,952,634	1,956,117
Other comprehensive income	478,500	158,953
Retained earnings	7,337,898	4,794,961
Total stockholders' equity	9,782,253	6,910,436

Total liabilities and stockholders' equity	$11,619,865	$7,970,409

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In U.S. dollars)
	Years ended December 31,
	2006	2005
		(Restated)
Revenue	$6,383,233	$4,869,185
Costs of revenue(including depreciation)	1,782,397	1,557,106
Gross profit	4,600,836	3,312,079

Operating expenses
Selling expenses	599,691	197,355
General and administrative expenses	1,358,038	1,695,685
Total operating expenses	1,957,729	1,893,040

Income from operations	2,643,107	1,419,039

Investment income	-	-
Interest income	25,319	26,728
Other income	206,031	564,293
Other expense	(11,803)	(14,764)
Total other income (expense)	219,547	576,257
Net income before minority interest and income tax	2,862,654	1,995,296

Income tax (benefit)	626	385,382

Net income after income tax	2,862,028	1,609,914

Minority interest	319,091	87,731

Net income	$2,542,937	$1,522,183

Foreign currency translation adjustment	319,547	158,953

Comprehensive income	$2,862,484	$1,681,136

Basic and diluted earnings per share	$0.19	$0.12

Weighted average shares outstanding	13,181,391	12,949,660

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (Restated)
(In U.S. dollars)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance December 31, 2004	-	$-	1,280,000	$1,280	$1,955,242	$-	$3,997,416	$5,953,938
Reverse split 1:100 May 12, 2006, shown retroactively			(1,267,061)	(1,267)	1,267			-
Balance December 31, 2004 as adjusted			12,939	13	1,956,509		3,997,416	5,953,938
Shares issued in connection with reverse merger	64,000	64	118,608	119	(183)			(0)
Previously canceled shares reinstated			16,164	16	(16)			0
Additional common shares issued for merger			193,132	193	(193)			0
Change in foreign currency translation gain						158,953		158,953
Net Income for the year ended December 31, 2005							1,522,183	1,522,183
Dividend paid							(724,638)	(724,638)
Balance December 31, 2005	64,000	64	340,843	341	1,956,117	158,953	4,794,961	6,910,436
Conversion of preferred shares to common	(64,000)	(64)	6,400,000	6,400	(6,336)			-
Additional common shares issued for merger			6,400,000	6,400	(6,400)			-
S8 shares issued for services			80,000	80	9,253			9,333
Change in foreign currency translation gain						319,547		319,547
Net Income for the year ended December 31, 2006							2,542,937	2,542,937
Balance December 31, 2006	-	$-	13,220,843	$13,221	$1,952,634	$478,500	$7,337,898	$9,782,253

See notes to consolidated financial statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)
	Years ended December 31,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net income	$2,542,937	$1,522,183
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	319,091	87,731
Depreciation and amortization	281,474	214,200
Changes in operating assets and liabilities:
Accounts receivable	(104,070)	(219,655)
Inventory	(175,811)	(524,537)
Other receivables	(145,270)	(269,175)
Due from related parties	231,793	281,851
Advance to suppliers	(125,575)	152,699
Prepaid expense	48,006	(11,509)
Prepaid sales	448,043	-
Accounts payable	(19,691)	(277,122)
Other payables	145,730	11,923
Net cash provided by operating activities	3,446,657	968,589

Cash flows from investing activiies
Decrease in long-term investment	(302,836)	12,391
Purchase of property	(580,224)	(146,833)
Net cash used in investing activities	(883,060)	(134,442)

Cash flows from financing activities
Capital contribution	-	(205,300)
Net cash provided by financing activities	-	(205,300)

Effect of exchange rate on cash	152,922	(57,053)

Net increase in cash and cash equivalents	2,716,519	571,794

Cash and cash equivalents, beginning of period	2,944,179	2,372,385
Cash and cash equivalents, end of period	$5,660,698	$2,944,179

Supplemental cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$626	$385,382
Stock issued for services	$80,000	$-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

The audited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation formerly known as Goldtech Mining Corporation, (the “Company”) and its majority owned subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to China Industrial Waste Management, Inc., and its consolidated subsidiaries. When we use the term “CIWM,” we are referring only to the parent holding company.

CIWM is a holding company which conducts its business through its only wholly-owned subsidiary, DonTech Waste Services, Inc. (“DonTech”), formerly known as Dalian Acquisition Corp., DonTech owns 90% of the stock of Dalian Dongtai Industry Waste Treatment Co. Ltd. (“Dongtai”), a joint venture under the laws of the People’s Republic of China (“ PRC”).

Dongtai was incorporated on January 9, 1991. As of December 31, 2006, Dongtai has one subsidiary - Liaoyang Dongtai Industrial Waste Treatment Co. Ltd (“Liaoyang Dongtai”). Dongtai is located in the Economic and Technology Development Zone, Dalian, PRC. Dongtai is engaged in the collection, treatment, disposal and recycling of industrial waste in China. Dongtai recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. Dongtai also provides incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Another corporation with the name China Industrial Waste Management, Inc. was incorporated in the State of Delaware on August 16, 2005. On September 22, 2005, that corporation acquired 90% of the outstanding shares of Dongtai from its shareholders in exchange for 1,280,000 shares of the corporation’s common stock, representing 100% of the issued and outstanding shares of its common stock at the date of the acquisition.

The exchange of shares with Dongtai was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Dongtai obtained control of the combined company. Accordingly, the merger of the two companies was recorded as a recapitalization of Dongtai, with Dongtai being treated as the continuing entity. The historical financial statements presented herein are of Dongtai and subsidiaries. Pro forma financial statements are not presented as the amounts are insignificant.

On November 11, 2005, China Industrial Waste Management, Inc. (the Delaware corporation) and its shareholders entered into an Agreement and Plan of Merger with the Company, which closed on November 11, 2005. Pursuant to the agreement, China Industrial Waste Management, Inc. (the Delaware corporation) merged into the Company’s wholly owned subsidiary, DonTech, and the Company issued 64,000 shares of the Company’s Series A Convertible Preferred Stock to the former shareholders of China Industrial Waste Management, Inc. Each share of Series A Convertible Preferred Stock was convertible into 10,000 shares of common stock and is entitled to 10,000 votes on each matter submitted to the stockholders. The holders of the Series A Convertible Preferred Stock contractually agreed not to convert such shares until the Company increased its authorized number of shares of common stock.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The merger of China Industrial Waste Management, Inc. into a subsidiary of the Company was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of China Industrial Waste Management, Inc. obtained control of the Company. Accordingly, the merger was recorded as a recapitalization of CIWM, with CIWM being treated as the continuing entity. The financial statements of the legal acquiree (the Company) are not significant. Therefore, no pro forma financial information is submitted.

On May 12, 2006, the Company changed its name to “China Industrial Waste Management, Inc.” and began trading under a new trading symbol (CIWT). In addition, the Company effected a 1:100 reverse split of its outstanding common shares.

On May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to the Agreement and Plan of Merger entered into and consummated on November 11, 2005.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc., a Nevada corporation, its 100% owned subsidiary, DonTech Waste Services Inc. (formerly, Dalian Acquisition Corp.), a Delaware corporation, its 90% indirectly owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd., a PRC company, and its 60% indirectly owned subsidiary, Liaoyang Dantai Industrial Waste Treatment Co. Ltd., a PRC company. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation

As of December 31, 2006 and 2005, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of December 31, 2006 is $5,760.

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

Advances to suppliers

The Company makes advances to certain vendors for purchase of its material or equipment. The advances to suppliers are interest free and unsecured.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is in the process of expanding and advancing its facilities, creating a need to increase the advanced payment for the purchase of machinery and the building of a new plant, resulting in an advance to suppliers balance of $357,544 at December 31, 2006.

Inventory

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

Property, equipment and construction in progress

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Buildings	30 Years
Machinery	10 Years
Vehicles	8 Years
Office equipment	5 Years

Construction in progress consists of the design expenses, architect fee and cost of the equipment to treat waste.

Long-term investment

Long-term investment are recorded at cost, for either we acquire less than 20% equity of the invested company or the investment and its financial impact on consolidated financial statements isn’t significant.

As of December 31, 2006, Dongtai has made investments in two companies engaged in the same industry as Dongtai - Liaoyang Dongtai’s and Dongtai Water Recycling. Both the $38,473 equity investment in Liaoyang Dongtai and the $322,663 equity investment in Dongtai Water Recycling have been recorded at cost.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, PRC and is engaged in the business of the collection, treatment, disposal and recycling of industrial wastes.

Dongtai Water Recycling Company was incorporated on July, 2006. Dongtai acquired 18% of the equity in such company. Dongtai Water Recycling is a Build-Operate-Transfer (BOT) project, designed to process polluted water generated by the city of Dalian.

China Industrial Waste Management Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset impairments

We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Typical indicators that an asset may be impaired include:

• A significant decrease in the market price of an asset or asset group;

• A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

• A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

• An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

• Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

• A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If any of these or other indicators occurs, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flow. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an internally developed discounted projected cash flow analysis of the asset or asset group or an actual third-party valuation. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations.

China Industrial Waste Management Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net intangible assets on December 31, 2006 were $1,524,319. Such assets consist entirely of a right to use land of $1,570,621 less accumulated amortization of $46,302.

Amortization expense for the Company’s intangible assets for the year ended December 31, 2006 and 2005 totaled $ 28,383 and $ 29,220, respectively.

Minority interest

Minority interest represents the minority owners’ 10% equity interest in Dalian Dongtai.

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

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling services and the sale of recycled commodities. The fees charged for our services are generally defined in our service agreements and vary based on contract specific terms such as frequency of service, weight, volume and the general market factors influencing a industry’s rates. We generally recognize revenue as services are performed or products are delivered.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. At December 31, 2006 deferred sales amounted to $455,548.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2006 and 2005 were immaterial.

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

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax at a rate of 30% percent on its net income. According to a PRC ruling, any joint venture with foreign investment will get special tax exempt treatment for the first two years. The Company received tax exempt treatment for the year ending December 31, 2006.

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

Basic and diluted net earnings per share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128), “Earnings Per Share”. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with SFAS No. 5. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation.

Subsequent events

On March 2, 2007, the Company purchased for $1,271,077, 49% of the equity of a newly formed company named Dongtai Organic Waste Treatment Company. The company is basically a BOT project, engaged in municipal sludge treatment. The company will operate for the next 20 years. The fees for treating sludge will be paid by the local government at a predetermined price on a periodic basis.

4. Inventory

Our inventory consists of raw materials and recycled commodities as follows:

	2006	2005
Raw materials	220,863	261,092
Recycled commodities	381,719	148,992
	602,582	410,084

5. Property and equipment

Property and equipment at December 31 consisted of the following:

	2006	2005
Land and building	$1,895,238	1,833,827
Machinery equipment	1,129,566	824,153
Office equipment	352,346	354,179
Vehicles	550,084	318,778
	3,927,234	3,330,937
Less: Accumulated depreciation	(1,487,340)	(1,162,259)
	$2,439,894	2,168,678

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

December 31,
	2006	2005

Cumulative translation adjustment of foreign currency statements	$319,547	$158,953

7. Shareholders’ equity

On May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to an Agreement and Plan of Merger entered into on November 11, 2005.

On June 8, 2006, we issued an aggregate of 80,000 shares of our Common Stock to two consultants pursuant to a Consulting Agreement. Management valued the stock issued at $1.00 per share based on the value of the services to be performed by the consultants under consulting agreement rather than the quoted price of our common stock during a period with little or no trading activity. The Company recorded a contra equity for the value of the consulting services to be received and is amortizing that value as an expense over the five year requisite service period.

8. Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Earnings Per Share

Basic earnings per common share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants, using the treasury stock method. The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Years Ended December 31,
	2006	2005

Income available to common stockholders	$2,542,937	$1,522,183

Diluted net income	$2,542,937	$1,522,183

Weighted average basic common shares outstanding	13,181,391	12,949,600

Weighted average diluted common shares outstanding	13,181,391	12,949,600

Basic net earnings per share	$0.19	$0.12

Diluted net earnings per share	$0.19	$0.12

10. Current vulnerability due to certain concentrations

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittance abroad, and rates and methods of taxation, among other things.

11. Recently issued accounting pronouncements

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Restatements

During the preparation of the 2006 financial statements the Company discovered that several material errors were made in the consolidation and presentation of its 2005 financial statements. The prior consolidation entries incorrectly eliminated minority interest and a significant amount of income from government subsidies, as well as incorrectly calculating other comprehensive income due to foreign currency translation. The Company has therefore restated its 2005 financial statements. The effects of the restatement are shown in the following tables.

The table below shows the result of restatement:

Balance Sheet

	Original	Restated
ITEMS	2005	2005

Current assets
Cash and cash equivalents	$2,944,179	$2,944,179
Trade accounts receivable	281,761	281,761
Other receivables	339,688	115,417
Inventory	410,084	410,084
Advances to suppliers	8,240	16,502
Prepaid expenses and other assets	22,304	22,304

Total current assets	4,006,256	3,790,247

Net property, plant and equipment	2,160,243	2,168,678
Construction in progress	220,474	220,474
Land usage right, net of accumulated amortization	1,509,159	1,509,159
Related party Receivable	-	281,851

Total assets	$7,896,132	$7,970,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$108,213	$108,213
Other payable	227,201	183,934
Total current liabilities	335,414	292,147

Minority interest in subsidiary	-	767,826

Stockholders' equity
Series A preferred stock $.001 par value; 5,000,000 shares authorized, 64,000 shares issued and outstanding	64	64
Common stock: par value $.001; 90,000,000 shares authorized; 340,843 shares issued and outstanding	13,141	341
Additional paid-in capital	2,164,795	1,956,117
Other comprehensive income	(227,827)	158,953
Retained earnings	5,610,545	4,794,961
Total stockholders' equity	7,560,718	6,910,436

Total liabilities and stockholders' equity	$7,896,132	$7,970,409

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the restatement on the balance sheet, total assets as of December 31, 2005 increased from $7,896,132, as originally reported, to $7,970,409, an increase of $74,277; stockholders' equity as of December 31, 2005 decreased from $7,560,718, as originally reported, to $6,910,436, a decrease of $650,282.

Part of “Stockholders' equity” has been reclassified as “Minority interest in subsidiary”, and “Stockholders' equity” itself has been reclassified between its components, such as “Additional paid-in capital”, “Other comprehensive income” and “Retained earnings”.

Income Statement

	Original	Restated
ITEMS	2005	2005
Revenue	$4,869,300	$4,869,185
Costs of revenue(including depreciation)	1,582,338	1,557,106
Gross profit	3,286,962	3,312,079

Operating expenses
Selling expenses	344,660	197,355
General and administrative expenses	1,504,058	1,695,685
Total operating expenses	1,848,718	1,893,040

Income from operations	1,438,244	1,419,039

Other income (expense)
Investment income	47,847	-
Interest income	-	26,728
Other income	55,508	564,293
Other expense	(20,059)	(14,764)
Total other income (expense)	83,296	576,257
Net income before minority interest and income tax	1,521,540	1,995,296

Income tax (benefit)	505,834	385,382

Net income after income tax	1,015,706	1,609,914

Minority interest	(110,643)	87,731

Net income	$1,126,349	$1,522,183

Foreign currency translation adjustment	(227,827)	158,953

Comprehensive income	$898,522	$1,681,136

Basic and diluted weighted average shares outstanding	15,973,096	12,949,660

Basic and diluted net earnings per share	$0.06	$0.12

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the restatement, net income for the year ended December 31, 2005 increased from $1,126,349, as originally reported, to $1,522,183, an increase of $395,834.

“Other income” as originally reported, failed to include the net income coming from the disposal of investment and subsidy income rewarded by local government, and net income was therefore restated accordingly.

Originally reported “income tax” had be presented without deducting the amount of tax return made by tax authorities, which has been adjusted through restatement.

Statement of Cash Flows

	Original	Restated
ITEMS	2005	2005
Cash flows from operating activities:
Net income	$1,126,349	$1,522,183
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	(110,643)	87,731
Depreciation and amortization	485,758	214,200
Changes in operating assets and liabilities:
Accounts receivable	(219,655)	(219,655)
Inventory	(524,537)	(524,537)
Other receivables	(182,976)	(269,175)
Due from related parties	455,618	281,851
Advance to suppliers	152,699	152,699
Prepaid expense	(11,509)	(11,509)
Accounts payable	(277,122)	(277,122)
Other payables	11,923	11,923
Net cash provided by operating activities	905,905	968,589

Cash flows from investing activities
Decrease in long-term investment	12,391	12,391
Purchase of property	(146,833)	(146,833)
Net cash used in investing activities	(134,442)	(134,442)

Cash flows from financing activities
Minority interest	(142,616)	-
Capital contribution	-	(205,300)
Net cash provided by financing activities	(142,616)	(205,300)

Effect of exchange rate on cash	(57,053)	(57,053)

Net increase in cash and cash equivalents	628,847	571,794

Cash and cash equivalents, beginning of period	2,372,385	2,372,385
Cash and cash equivalents, end of period	$2,944,179	$2,944,179

13. Related parties

Dalian Bofa Chemical Material Company (“Bofa”), a company controlled by the Company’s majority shareholder, sells part of the products recycled by Dongtai, the subsidiary of the Company. Our total sales to Bofa were $1,235,825 and $668,728 respectively, for the years ended December 31, 2006 and 2005.