Form 10QSB
period 2007-03-31
China Industrial Waste Management Inc.
filed 2007-05-17
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 002-95836-NY

_CHINA INDUSTRIAL WASTE MANAGEMENT INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	13-3250816
(STATE OR OTHER JURISDICTION OFI NCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

c/o Dalian Dongtai Industrial Waste Treatment Co., Ltd
No. 1 Huaihe West Road E-T-D-Zone, Dalian, China 116600
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-86-411-9770-3333

American Union Securities, Inc.
Attention: China Industrial Waste Management, 15th Floor
100 Wall Street, New York, NY 10005
--------------------------------------------------------
Agent Contact Information
Agent’s Telephone number: 212-232-0120

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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at March 31, 2007 was 13,220,843.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|.

CHINA INDUSTRIAL WASTE MANAGEMENT INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,626,913	$5,660,698
Trade accounts receivable, net	258,823	151,144
Other receivables	13,091	50,789
Inventory	774,326	602,582
Advances to suppliers	3,901	374,046
Deferred expense	40,142	20,490
Tax receivable	6,398	-

Total current assets	4,723,594	6,859,749

Investment	1,592,925	361,136
Property, plant & equipment	3,986,672	3,927,234
Less: Accumulated depreciation	(1,607,983)	(1,487,340)
Net property, plant and equipment	2,378,689	2,439,894
Construction in progress	1,851,374	202,974
Land usage right, net of accumulated amortization	1,530,064	1,524,319
Related party receivable	363,321	231,793

Total assets	$12,439,967	$11,619,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$236,455	$92,255
Tax payable	-	6,346
Deferred sales	459,936	455,548
Accrued expenses	17,490	15,410
Other payables	118,722	181,136
Total current liabilities	832,603	750,695

Minority interest in subsidiary	1,180,371	1,086,917

Stockholders' equity
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 13,220,843 shares issued and outstanding	13,221	13,221
Additional paid-in capital	1,956,634	1,952,634
Other comprehensive income	426,322	478,500
Retained earnings	8,030,816	7,337,898
Total stockholders' equity	10,426,993	9,782,253

Total liabilities and stockholders' equity	$12,439,967	$11,619,865

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. dollars)
(Unaudited)
	For Three Months Ended March 31,
	2007	2006

Revenue	$1,682,972	$1,551,437
Costs of revenue (including depreciation)	495,317	438,778
Gross profit	1,187,655	1,112,659

Operating expenses
Selling expenses	204,241	153,479
General and administrative expenses	217,160	253,037
Total operating expenses	421,401	406,516

Income from operations	766,254	706,143

Other income (expense)
Interest income	2,804	-
Other income	368	-
Other expense	(27)	(35)
Total other income (expense)	3,145	(35)
Net income before minority interest and income tax	769,399	706,108

Income tax (benefit)	-	-

Net income after income tax	769,399	706,108

Minority interest	76,481	70,611

Net income	$692,918	$635,497

Foreign currency translation adjustment	(52,178)	81,826

Comprehensive income	$640,740	$717,323

Basic weighted average shares outstanding	13,220,843	13,140,843

Diluted weighted average shares outstanding	13,220,843	13,140,843

Basic and diluted net earnings per share	$0.05	$0.05

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)
(Unaudited)

	For the three months ended
	2007	2006

Cash flows from operating activities:
Net income	$692,918	$635,497
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	76,481	70,611
Depreciation	105,666	77,518
Amortization	8,908	8,595
Bad debt allowance	14,881	-
Stock issued for services	4,000	-
Changes in operating assets and liabilities:
Accounts receivable	(105,857)	(157,389)
Inventory	(165,004)	(3,862)
Other receivables	(158,947)	209,517
Advance to suppliers	(1,843)	(138,935)
Prepaid expense	(19,388)	10,201
Deferred sales	1,565	(6,949)
Accounts payable & other payables	(23,611)	(158,108)
Tax payables	(12,761)	60,643
Net cash provided by operating activities	417,008	607,339

Cash flows from investing activiies
Equity investment	(1,210,643)	(37,297)
Purchase of property and equipment	(21,019)	(155,425)
Construction contracts	(1,266,472)	(141,355)
Net cash used in investing activities	(2,498,125)	(334,077)

Cash flows from financing activities
Net cash used in financing activities	-	-

Effect of exchange rate on cash	47,332	20,445

Net increase in cash and cash equivalents	(2,033,785)	293,707

Cash and cash equivalents, beginning of period	5,660,698	2,944,243
Cash and cash equivalents, end of period	$3,626,913	$3,237,950

Supplemental cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

1.	Nature of operations

The unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada Corporation formerly known as Goldtech Mining Corporation, (the “Company”) and its majority owned subsidiaries. Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”) was incorporated on January 9, 1991. As of March 31, 2007 Dongtai has three subsidiaries - Liaoyang Dongtai Industrial Waste Treatment Co. Ltd (“Liaoyang Dongtai”), Dongtai Water Recycling Company (“Dongtai Water”) and Dongtai Organic Waste Treatment Company(“Dongtai Organic”). Dongtai is located in Economic and Technology Development Zone, Dalian, People’s Republic of China (“PRC”). Dongtai is engaged in the collection, treatment, disposal and recycling of industrial waste in China. The Company recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. Dongtai also provides incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, People’s Republic of China (PRC) and is engaged in the business of the collection, treatment, disposal and recycling of industrial wastes.

Dongtai Water Recycling Company was incorporated on July, 2006. Dongtai acquired 18% of the equity in such company. Dongtai Water is a Build-Operate-Transfer (BOT) project, designed to process polluted water generated by the city of Dalian.

On March 2, 2007, the Company purchased for 49% of the equity of a newly formed company named Dongtai Organic Waste Treatment Company. Dongtai Organic is basically a BOT project, engaged in municipal sludge treatment. Dongtai Organic will operate for the next 20 years.

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

On November 11, 2005, CIWM and its shareholders entered into a Share Exchange Agreement with the Company, which closed on November 11, 2005. Pursuant to the agreement, the Company acquired all of the outstanding equity stock of CIWM from its shareholders. As consideration for the acquisition of CIWM, the Company issued 64,000 shares of the Company’s Series A Convertible Preferred stock to CIWM’s shareholders. Each share of Series A Convertible Preferred Stock was converted into 100 shares of common stock.

The exchange of shares with the Company was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIWM obtained control of the Company. Accordingly, the merger of the two companies was recorded as a recapitalization of CIWM, with CIWM being treated as the continuing entity. The financial statements of the legal acquiree (the Company) are not significant, therefore, no pro forma financial information is submitted.

The Company incorporated a wholly-owned Delaware company, named “Dalian Acquisition Corp.” in November 2005, which has been renamed as “DonTech Waste Services Inc.”(“DonTech”). In November 2005 a reverse merger transaction was consummated in which a holding corporation which owned 90% of the stock of Dongtai merged into DonTech and the stockholders of the holding company received shares of common stock of CIWT. The holding company had acquired its 90% interest in Dongtai in September 2005 from the stockholders of Dongtai for a purchase price of $2.07 million. The selling stockholders retained a 10% interest in Dongtai.

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

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc., a Nevada corporation, its 100% owned subsidiary, DonTech Waste Services Inc., a Delaware corporation, its 90% indirectly owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd, a PRC Company, and its 60% indirectly owned subsidiary Liaoyang Dongtai Industrial Waste Treatment Co. Ltd., a PRC company. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

Foreign currency translation

As of March 31, 2007 and 2006, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of March 31, 2007 is $20,747.

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

Buildings	30 Years
Machinery	10 Years
Vehicles	8 Years
Office equipment	5Years

Construction in progress consists of the design expenses, architect fee and cost of the equipment to treat waste.

Long-term investment

Long-term investments are recorded under the equity method. Although we acquired less than 20% equity of the invested company, namely Dongtai Water Recycling, the majority of equity of that company is controlled indirectly by Mr. Dong Jinqing, CEO and CFO of the company.

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

If any of these or other indicators occurs, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flow. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an internally developed discounted projected cash flow analysis of the asset or asset group or an actual third-party valuation. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.

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

Net intangible assets on March 31, 2007 were $1,530,064 Such assets consist entirely of a right to use land of $1,680,789 less accumulated amortization of $150,725.

Minority interest

Minority interest represents the minority owners’ 10% equity interest in Dalian Dongtai and 40% equity interest in Liaoyang Dongtai.

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

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling services and the sale of recycled commodities. The fees charged for our services are generally defined in our service agreements and vary based on contract specific terms such as frequency of service, weight, volume and the general market factors influencing industry’s rates. We generally recognize revenue as services are performed or products are delivered.

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of March 31, 2007 deferred sales amounted to $459,936.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2007 and 2006 were immaterial.

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

On June 8, 2006, we issued an aggregate of 80,000 shares of our Common Stock to two consultants pursuant to a Consulting Agreement. Management valued the stock issued at $1.00 per share based on the value of the services to be performed by the consultants under consulting agreement rather than the quoted price of our common stock during a period with little or no trading activity. The Company recorded a contra equity in additional paid-in capital for the value of the consulting services to be received and is amortizing that value as an expense over the five year requisite service period, which is accounted as $4,000 per quarter.

4. Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (“PRC”) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company, through its wholly-owned subsidiary, DonTech Waste Services Inc. (formerly, Dalian Acquisition Corp.), a Delaware corporation (“DonTech”), holds 90% of the capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd., a corporation located in Dalian, the People’s Republic of China, or PRC (“Dongtai”). As a result of the acquisition, the Company is now engaged in the waste management business, and Dongtai currently represents the primary operations and business of the Company.

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

     On March 31, 2006, the Company filed with the Securities and Exchange Commission a definitive information statement on Schedule 14C in which it notified stockholders of its intention to make the following changes:

▪ to change the name of the Company to China Industrial Waste Management Inc. and apply for a new trading symbol of CIWT.OB.

▪ to authorize the Board of Directors to effect a one-for-one hundred (1:100) reverse stock split of the outstanding shares of Common Stock (the "Reverse Split").

▪ to approve the Company's 2006 Equity Incentive Plan.

The name change and the reverse stock split became effective on May 12, 2006.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes appear elsewhere in this quarterly report.

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

 We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and that from the sale of recycled materials. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Revenues. The Company had $1,682,972 in revenues for the three months ended March 31, 2007, an increase of $131,535 or 8.47% over the Company’s revenues of $1,551,437 for the three months ended March 31, 2006. The increase in the three months ended March 31, 2007 is attributable to an increase in sales of recycled material.

Cost of Revenues. The Company had cost of sales of $495,317 for the three months ended March 31, 2007, an increase of $56,539 or 12.89% compared to cost of sales of $438,778 for the three months ended March 31, 2006. The increase in the three months ended March 31, 2007 is attributable to the increase in revenue for the first quarter in 2007.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2007 increased by $14,885 or 3.67% to $421,401 from $406,516 for the three months ended March 31, 2006, a increase of 3.67%. The increase in operating expenses was principally attributable to increased selling expenses as the Company expanded its operation locally as well as in areas outside of the city of Dalian, China.

 Foreign Currency Translation. Foreign currency translation adjustments for the three months ended March 31, 2007 decreased to $(52,178) from $81,826 for the three months ended March 31, 2006. This fluctuation is attributable to the revaluation of the Chinese currency against U.S .dollar.

 Net Income. Net income for the three months ended March 31, 2007 increased by $57,421 to $692,918 from $635,497 for the three months ended March 31, 2006, an increase of 9%. This increase is principally attributable to the increase in revenues for the Company in the 2007 quarter.

Liquidity and Capital Resources. We have financed our operations and met capital expenditure requirements primarily through cash provided by operating activities, trade credit and equity financing.

As of March 31, 2007, the Company had cash and cash equivalents of $3,626,913, as compared to $5,660,698 at December 31, 2006. As of March 31, 2007, the Company had working capital of $3,890,991, as compared to $6,109,054 as of December 31, 2006.

Net cash provided by operating activities totaled $417,008 for the three months ended March 31, 2007, as compared to cash provided by the operations of $607,339 for the three months ended March 31, 2006.

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

Critical Accounting Policies. We have disclosed in Note 3 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred sales.

Property, Plant and Equipment. Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are required or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Bad Debts.  The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

OFF-BALANCE SHEET ARRANGEMENTS Neither the Company nor any of its subsidiaries have engaged in any off-balance sheet transactions since its inception.

Item 3.  Controls and Procedures.

At the conclusion of the period ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter or any subsequent interim period that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 1.  Legal Proceedings.

In the three months ended March 31, 2007 there were no material developments in any of the matters disclosed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

(a)  Exhibits

31.1	- Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	- Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT INC.

Date: May 17, 2007	By:	/s/ Dong Jinqing
Dong Jinqing Chief Executive Officer