Form 10QSB
period 2007-06-30
China Industrial Waste Management Inc.
filed 2007-09-19
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 002-95836-NY

---------------

CHINA INDUSTRIAL WASTE MANAGEMENT,  INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	13-3250816
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

c/o Dalian Dongtai Industrial Waste Treatment Co., Ltd
No. 1 Huaihe West Road E-T-D-Zone, Dalian, China116600
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-86-411-9770-3333

Darren Ofsink, Esq.
Guzov Ofsink, LLC
600 Madison Avenue, 14th Floor
New York, New York 10022
__________________________________
Agent Contact Information
Agent’s Telephone number: 212-371-8008

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

           The number of shares of Common Stock of the Registrant, par value $.001 per Share, outstanding at June 30, 2007 was 13,220,843.

           Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|.

CHINA INDUSTRIAL WASTE MANAGEMENT,  INC.

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	Unaudited and Restated
ASSETS
Current assets
Cash and cash equivalents	$4,833,691	$5,713,925
Trade accounts receivable, net	302,209	151,144
Other receivables	36,604	35,999
Inventory	894,347	602,944
Advances to suppliers	11,272	374,046
Deferred expense	43,658	20,490

Total current assets	6,121,781	6,898,548

Investment	1,617,753	322,717
Property, plant & equipment	4,371,273	4,189,517
Less: Accumulated depreciation	(1,762,203)	(1,502,899)
Net property, plant and equipment	2,609,070	2,686,618
Construction in progress	1,904,880	202,974
Land usage right, net of accumulated amortization	1,544,835	1,524,319
Related party Receivable	479,250	231,793

Total assets	$14,277,569	$11,866,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$356,907	$92,255
Tax payable	5,135	6,346
Deferred Sales	467,105	455,548
Accrued expenses	494,423	15,768
Other payable	140,576	283,981
Total current liabilities	1,464,146	853,898

Asset retirement obligation	405,657	381,873
Total liabilities	1,869,803	1,235,771
Minority interest in subsidiary	1,260,545	1,083,022

Stockholders' equity
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 13,220,843 shares issued and outstanding	13,221	13,221
Additional paid-in capital	1,960,634	1,952,634
Other comprehensive income	605,720	381,579
Retained earnings	8,567,646	7,200,742
Total stockholders' equity	11,147,221	9,548,176

Total liabilities and stockholders' equity	$14,277,569	$11,866,969

See Notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		Restated		Restated
Operating revenue	$2,464,263	$1,485,653	$4,147,235	$3,037,090
Costs of revenue (including depreciation)	853,677	537,717	1,363,445	978,605

Gross profit	1,610,586	947,936	2,783,790	2,058,485

Operating expenses
Selling expenses	277,783	76,601	482,024	230,080
General and administrative expenses	579,847	290,327	797,007	543,364
Total operating expenses	857,630	366,928	1,279,031	773,444

Income from operations	752,956	581,008	1,504,759	1,285,041

Other income(expense)
Interest income	9,085	-	11,889	-
Other income	1,118	57,389	1,486	57,389
Other expense	(26)	(1,416)	(53)	(1,451)
Total other income (expense)	10,177	55,973	13,322	55,938
Net income before minority interest and income tax	763,133	636,981	1,518,081	1,340,979

Income tax (benefit)	-	-	-	-

Net income after income tax	763,133	636,981	1,518,081	1,340,979

Minority interest	76,141	62,564	151,177	132,964

Net income	$686,992	$574,417	$1,366,904	$1,208,015

Foreign currency translation adjustment	165,373	19,353	224,141	101,195

Comprehensive income	$852,365	$593,770	$1,591,045	$1,309,210

Basic weighted average shares outstanding	13,220,843	12,948,151	13,220,843	12,947,709

Diluted weighted average shares outstanding	13,220,843	12,948,151	13,220,843	12,947,709

Basic and diluted net earnings per share	$0.05	$0.04	$0.10	$0.09

See Notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		Restated
Cash flows from operating activities:
Net income	$1,366,904	$1,208,015
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	151,177	132,964
Depreciation	218,250	162,280
Amortization	17,915	17,212
Bad debt allowance	-	-
Stock issued for services	8,000	-
Accretion expenses	13,910	12,491
Changes in operating assets and liabilities:
Accounts receivable	(36,476)	(106,083)
Inventory	(272,455)	(19,753)
Other receivables	(148,646)	81,090
Advance to suppliers	(9,138)	(285)
Prepaid expense	(22,349)	500
Accrued expense	471,927	70,909
Accounts payable & other payables	111,217	(78,445)
Tax payable	(1,354)	24,998
Net cash provided by operating activities	1,868,882	1,505,893

Cash flows from investing activiies
Equity investment	(1,269,825)	(35,233)
Purchase of property and equipment	(74,472)	(175,552)
Construction contracts	(1,297,834)	(343,238)
Due from related party	(239,625)	-
Proceeds on sale of equity investments	-	-
Net cash used in investing activities	(2,881,756)	(554,023)

Cash flows from financing activities
Net cash used in financing activities	-	-

Effect of exchange rate on cash	132,640	31,853

Net increase (decrease) in cash and cash equivalents	(880,234)	983,723

Cash and cash equivalents, beginning of period	5,713,925	2,944,179
Cash and cash equivalents, end of period	$4,833,691	$3,927,902

Supplemental cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	-	-

See Notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

1. Nature of operations

The unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation incorporated on November 12, 2003 and formerly known as Goldtech Mining Corporation  (the “Company”), its 100% owned subsidiary, DonTech Waste Services, a Delaware corporation incorporated in November 2005 (“DonTech”), and its indirect majority owned subsidiaries, Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”) and Liaoyang Dongtai Industrial Waste Treatment Co. Ltd. (“Liaoyang Dongtai”).

Dongtai was incorporated on January 9, 1991 in the People’s Republic of China (“PRC”). As of June 30, 2007 Dongtai has three subsidiaries - Liaoyang Dongtai, Dongtai Water Recycling Company (“Dongtai Water”) and Dongtai Organic Waste Treatment Company (“Dongtai Organic”), each of which was formed under the laws of the PRC. Dongtai is located in the Economic and Technology Development Zone, Dalian, PRC. Dongtai is engaged in the collection, treatment, disposal and recycling of industrial waste in China. Dongtai recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. Dongtai also provides incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, PRC and is engaged in the business of the collection, treatment, disposal and recycling of industrial wastes.

Dongtai Water was incorporated in July 2006. As of June 30, 2007 Dongtai had acquired 18% of the equity of such company. On July 16, 2007 Dongtai purchased an additional 62% of the equity of Dongtai Water. Dongtai Water is a Build-Operate-Transfer (BOT) project, designed to process polluted water generated by the city of Dalian.

On March 2, 2007, the Company purchased 49% of the equity of Dongtai Organic, a newly formed company which is also a BOT project, engaged in municipal sludge treatment in Dalian. Dongtai Organic will operate for the next 20 years.

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

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

3. Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Foreign currency translation

As of June 30, 2007 and 2006, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of June 30, 2007 and December 31, 2006 is $21,071 and $20,550, respectively.

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

Landfills

Cost Basis of Landfill Assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land,  permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) and its Interpretations.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as accretion expense, which is included our Consolidated Statements of Operations.

Amortization of Landfill Assets — The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized landfill final capping, closure and post-closure costs; (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion capacity; and (iv) projected asset retirement costs related to landfill final capping, closure and post-closure activities.

Amortization is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace.

Liabilities for landfill and environmental remediation costs are presented in the table below:

	As of
	June 30, 2007	December 31, 2006

Long-term	$405,657	381,873

Long-term investment

Invested company	Equity acquired	Balance as of June 30, 2007	Balance as of December 31, 2006
Dongtai Water	20%	$330,904	$322,717
Dongtai Organic	49%	1,286,849	0
Total		1,617,753	322,717

Long-term investments are recorded under the equity method. Although we acquired less than 20% of the equity of Dongtai Water, the majority of equity of that company is controlled indirectly by Mr. Dong Jinqing, the CEO and CFO of the Company.

Dongtai Water, is constructing and will operate a municipal sewage treatment facility in Dalian, PRC and Dongtai Organic is constructing and will operate a sludge treatment and disposal facility in Dalian, PRC.

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

Intangible assets

Intangible assets consist of “Rights to use land and build a plant” for fifty years and “Rights of use landfill” for twenty years. The methods to amortize intangible assets are a fifty year straight-line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Net intangible assets on June 30, 2007 were $1,544,835. Such assets consist entirely of a right to use land of $1,706,987, less accumulated amortization of $162,152.

Minority interest

Minority interest represents the minority owners’ 10% equity interest in Dongtai and 40% equity interest in Liaoyang Dongtai.

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

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of June 30, 2007 and December 31, 2006 deferred sales amounted to $467,105 and $455,548, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2007 and 2006 were immaterial.

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

4. New accounting pronouncement

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements.

5. Restatements

During the preparation of the financial statements for three and six months ended June 30, 2007, the Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of Securities and Exchange Commission regarding certain disclosures in the Company’s previously filed periodic reports. The Company determined that its asset retirement obligations (“ARO”) had not been properly accounted for and also that its  subsidiary, Liaoyang Dongtai, had not been consolidated while preparing the Company’s consolidated financial statements in accordance with GAAP contained in such reports.  The Company has therefore restated its consolidated balance sheet as of December 31, 2006, its consolidated statements of income for the three and six months ended June 30, 2006 and its consolidated statement of cash flows for the six months ended June 30, 2006. The effects of the restatements are shown in the following tables.

Balance Sheet

	Original	Restated
	December 31,
	2006	2006
Current assets
Cash and cash equivalents	$5,660,698	$5,713,925
Trade accounts receivable	151,144	151,144
Other receivables	50,789	35,999
Inventory	602,582	602,944
Advances to suppliers	374,046	374,046
Deferred expense	20,490	20,490

Total current assets	6,859,749	6,898,548

Investment	361,136	322,717
Property, plant & equipment	3,927,234	4,189,517
Less: Accumulated depreciation	(1,487,340)	(1,502,899)
Net property, plant and equipment	2,439,894	2,686,618
Construction in progress	202,974	202,974
Land usage right, net of accumulated amortization	1,524,319	1,524,319
Related party Receivable	231,793	231,793

Total assets	$11,619,865	$11,866,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92,255	$92,255
Tax payable	6,346	6,346
Deferred Sales	455,548	455,548
Accrued expenses	15,410	15,768
Other payable	181,136	283,981
Total current liabilities	750,695	853,898

Long-term debt
ARO liability	-	381,873

Total liabilities	750,695	1,235,771

Minority interest in subsidiary	1,086,917	1,083,022

Stockholders' equity
Common stock	13,221	13,221
Additional paid-in capital	1,952,634	1,952,634
Other comprehensive income	478,500	381,579
Retained earnings	7,337,898	7,200,742
Total stockholders' equity	9,782,253	9,548,176

Total liabilities and stockholders' equity	$11,619,865	$11,866,969

As a result of the restatement of the consolidated balance sheet as of December 31, 2006, total assets as of December 31, 2006 increased from $11,619,865, as originally reported, to $11,866,969, an increase of $247,104. The increase in total assets was mostly a result of a $246,724 increase in net property, plant and equipment resulting from the change in accounting for ARO liabilities pertaining to the Company’s landfill. Stockholders' equity as of December 31, 2006 decreased from $9,782,253, as originally reported, to $9,548,176, a decrease of $234,077. Minority interest in subsidiary decreased by $3,895, from $1,086,917 to $1,083,022.

Income Statements

	Original	Restated
	For Three Months Ended June 30,
	2006	2006
Revenue	$1,485,653	$1,485,653
Costs of revenue (including depreciation)	521,620	537,717
Gross profit	964,033	947,936

Operating expenses
Selling expenses	76,601	76,601
General and administrative expenses	290,327	290,327
Total operating expenses	366,928	366,928

Income from operations	597,105	581,008

Other income (expense)
Other income	57,389	57,389
Other expense	(1,416)	(1,416)
Total other income (expense)	55,973	55,973
Net income before minority interest and income tax	653,078	636,981

Income tax (benefit)	-	-

Net income after income tax	653,078	636,981

Minority interest	64,174	62,564

Net income	$588,904	$574,417

Foreign currency translation adjustment	19,258	19,353

Comprehensive income	$608,162	$593,770

Basic and diluted weighted average shares outstanding	12,948,151	12,948,151

Basic and diluted net earnings per share	0.04	$0.04

As a result of the restatement, net income for the three months ended June 30, 2006 decreased by $14,487 from $588,904, as originally reported, to $574,417, comprised of a $16,097 increase in cost of goods and a $1,610 decrease in minority interest.

	Original	Restated
	For Six Months Ended June 30,
	2006	2006
Revenue	$3,037,090	$3,037,090
Costs of revenue (including depreciation)	960,398	978,605
Gross profit	2,076,692	2,058,485

Operating expenses
Selling expenses	230,080	230,080
General and administrative expenses	543,364	543,364
Total operating expenses	773,444	773,444

Income from operations	1,303,248	1,285,041

Other income (expense)
Other income	57,389	57,389
Other expense	(1,451)	(1,451)
Total other income (expense)	55,938	55,938
Net income before minority interest and income tax	1,359,186	1,340,979

Income tax (benefit)	-	-

Net income after income tax	1,359,186	1,340,979

Minority interest	134,785	132,964

Net income	$1,224,401	$1,208,015

Foreign currency translation adjustment	101,084	101,195

Comprehensive income	$1,325,485	$1,309,210

Basic and diluted weighted average shares outstanding	12,947,709	12,947,709

Basic and diluted net earnings per share	0.09	$0.09

As a result of the restatement, net income for the six months ended June 30, 2006 decreased from $1,224,401, as originally reported, to $1,208,015, a decrease of $16,386, comprised of a $18,207 increase in cost of goods and a $1,821 decrease in minority interest.

Statement of Cash Flows

	Original	Restated
	For Six Months Ended June 30,
	2006	2006
Cash flows from operating activities:
Net income	$1,224,401	$1,208,015
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	134,785	132,964
Depreciation	142,536	162,280
Amortization	17,890	17,212
Accretion expenses	-	12,491
Changes in operating assets and liabilities:
Accounts receivable	(108,698)	(106,083)
Inventory	(24,033)	(19,753)
Other receivables	4,278	81,090
Advance to suppliers	(148,136)	(285)
Prepaid expense	(16,421)	500
Accrued expense	-	70,909
Accounts payable & other payables	60,735	(78,445)
Tax payable	-	24,998
Net cash provided by operating activities	1,287,337	1,505,893

Cash flows from investing activities
Equity investment	-	(35,233)
Purchase of property and equipment	(430,962)	(175,552)
Construction contracts	-	(343,238)
Net cash used in investing activities	(430,962)	(554,023)

Cash flows from financing activities
Net cash provided by financing activities	23,598	-

Effect of exchange rate on cash	101,084	31,853

Net increase in cash and cash equivalents	981,057	983,723

Cash and cash equivalents, beginning of period	2,944,179	2,944,179
Cash and cash equivalents, end of period	$3,927,902	$3,927,902

As a result of the restatement, net cash provided by operating activities for the six months ended June 30, 2006 increased by $218,566 from $1,287,337 as originally reported, to $1,505,893; and net cash used in investing activities increased by $123,061 from $430,962, as originally reported, to $554,023.

Item 2.                            Management’s Discussion and Analysis or Plan of Operation

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

     On March 31, 2006, the Company filed with the Securities and Exchange Commission a definitive information statement on Schedule 14C in which it notified stockholders of its intention to make the following changes:

•	to change the name of the Company to China Industrial Waste Management, Inc. and apply for a new trading symbol of CIWT.OB.

•	to authorize the Board of Directors to effect a one-for-one hundred (1:100) reverse stock split of the outstanding shares of Common Stock (the "Reverse Split").

•	to approve the Company's 2006 Equity Incentive Plan.

The name change and the reverse stock split became effective on May 12, 2006.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes appear elsewhere in this quarterly report.

Six Months and Three Months Ended June 30, 2007 Compared to the Six Months and Three Months Ended June 30, 2006

We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and that from the sale of recycled materials. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Revenues.

The Company’s operating revenues for the three and six months ended June 30, 2007 were $2,464,263 and $4,147,235, respectively, compared with $1,485,653 and $3,037,090 for the three and six months ended June 30, 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service fees	1,031,021	676,835	1,868,084	1,717,993
Sales of cupric sulfate	561,859	178,917	950,192	471,376
Sales of other recycled commodities	871,383	629,901	1,328,959	847,721
Total	2,464,263	1,485,653	4,147,235	3,037,090

The increase in revenues in both the three and six months ended June 30, 2007 compared to the same period in 2006, is primarily attributable to a 72.8% increase in sales of recycled products compared with the same period in 2006, which included a 101.6% increase in sales of cupric sulfate as a result of both higher unit prices and greater volume and a 64.3% increase in sales of other recycled products.

Revenues from service fees increased by 8.7% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  Revenues from service fees for the three months ended June 30, 2007 increased by $354,186 or 52.3% over the comparable period in 2006. The increases in revenues  from service fees during the three and six months ended June 30, 2007 over the comparable periods in 2006 resulted from an increase in the number of our customers for waste processing services and increased demand for our services from existing customers.  However,  for the six months ended June 30, 2007, a  19.6 % decline of $204,094 in service fees in the three months ended  March 31, 2007, compared with the same period in 2006 partially offset the strong increase in service fees   in the second quarter of 2007 compared with the same period in 2006.

Cost of Revenues.

The Company’s cost of revenues for the three and six months ended June 30, 2007 were $853,677 and $1,363,445, respectively, compared with $537,717 and $978,605 for the three and six months ended June 30, 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of service fees	354,530	266,591	583,148	445,356
Cost of cupric sulfate	168,454	41,290	265,751	154,052
Cost of other recycled commodities	330,693	229,836	514,546	379,197
Total	853,677	537,717	1,363,445	978,605

The cost of service fees increased by $137,792 or 30.9% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 and by $87,939 or 33.0% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as the Company paid more in salaries to additional staff hired to accommodate the rapid expansion of our business. Likewise, the Company had to procure more vehicles to service increased demand which triggered an increase in depreciation, expenditures on reparations and other expenses relating to shipping. Meanwhile, the Company also leased more facilities to conduct its growing operations.

The cost of reclaimed products (which includes cost of cupric sulfate and cost of other recycled commodities) for both the three and six months ended June 30, 2007 increased by
84.1% and 46.3%, respectively, compared with the same periods in 2006. Such increase is attributable to a sharp increase in the price of  raw materials.
Selling Expenses.

Total selling expenses for the six months ended June 30, 2007 increased by 109.5% over such expenses for the six months ended June 30, 2006 and rose by 263% for the three months ended June 30, 2007 compared with the same period in 2006. The increases in selling expenses were principally attributable to increased sales related tax accruals relating to our increased revenue and also increased depreciation expense and freight charges due to the increase in our depreciable assets and the expansion of our business.

General and Administrative Expenses.

In comparison with the same period in 2006, the general and administrative expenses for the three and six months ended June 30, 2007 increased by 99.7% and 46.7%, respectively, principally as a result of an increase in bonuses and salaries paid to our employees. Payroll increased by 57.7% compared with the six months ended June 30, 2006 whereas depreciation increased by 42.9% caused by the increase in other fixed assets. The increase in general and administrative expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due to accrued  bonuses for our employees being recorded on June 30, 2007.

Cash Flow.

	Six months ended June 30, 2007	Six months ended June 30, 2006
Net cash provided by operating activities	$1,868,882	$1,505,893
Net cash used in investing activities	(2,881,756)	(554,023)
Cash flows from financing activities	--	--

Net cash provided by operating activities

 Net cash provided by operating activities in the six months ended June 30, 2007 increased by $362,989 or 24.1% over the net cash provided by operating activities for the six months ended June 30, 2006.

The principal reasons for the increase in 2007 were a $401,008 increase in accrued expenses, a $189,662 increase in accounts payable and other payables and a $158,889 increase in net income in 2007 which were partially offset by an increase in inventory of $252,702 in 2007.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2007 increased by $2,327,733, or 420.2% in the six months ended June 30, 2007 as compared to the same period in 2006.

In 2007 the Company invested in Dalian Dongtai Organic Waste Treatment Co., Ltd.  and increased expenses on upgrades of existing facilities. In 2007 the Company also invested in and formed Dalian Dongtai Organic Waste Treatment Co., Ltd. to pursue its long term plan.

The balance due from related party, namely Bofa, increased by $239,625 , contributing to the increase in cash outflow in the first half of 2007. Bofa’s business of selling products recycled by the Company is expanding quickly, as a result of more available products to be sold compared with the same period in 2006.

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

Item 3.                         Controls and Procedures.

At the conclusion of the period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter or any subsequent interim period that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 1.                            Legal Proceedings.

In the three months ended June 30, 2007 there were no material developments in any of the matters disclosed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Date: September 19, 2007	By:	/s/ Dong Jinqing
Dong Jinqing
Chief Executive Officer