Form 10QSB
period 2007-09-30
China Industrial Waste Management Inc.
filed 2007-11-19
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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

           The number of shares of Common Stock of the Registrant, par value $.001 per Share, outstanding at September 30, 2007 was 13,220,843.

           Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|.

CHINA INDUSTRIAL WASTE MANAGEMENT,  INC.
INDEX TO SEPTEMBER 30, 2007 FORM 10-QSB
Page
Part I - Financial Information	3

Item 1 - Financial Statements	3

Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	3

Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2007 and September 30, 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis or Plan of Operation	19

Item 3 - Controls and Procedures	26

Part II - Other Information	26

Item 1 - Legal Proceedings	26

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 - Defaults Upon Senior Securities	27

Item 4 - Submission of Matters to a Vote of Security Holders	27

Item 5 - Other Information	27

Item 6 - Exhibits	27

Signature Page	28

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)
	September 30,	December 31,
	2007	2006
	(Unaudited)	Unaudited and Restated
ASSETS
Current assets
Cash and cash equivalents	$ 1,298,346	$ 6,478,978
Trade accounts receivable, net	391,729	151,144
Other receivables	510,248	140,320
Inventory	1,252,965	602,944
Advances to suppliers	-	374,046
Deferred expense	39,812	20,490
Tax receivable	26,861	-

Total current assets	3,519,961	7,767,922

Investment	2,609,576	-
Property, plant & equipment	4,573,683	4,215,545
Less: Accumulated depreciation	(1,902,060)	(1,505,129)

Net property, plant and equipment	2,671,623	2,710,416
Construction in progress	5,766,892	554,609
Land usage right, net of accumulated amortization	1,557,165	1,524,319
Related party Receivable	374,128	372,662

Total assets	$ 16,499,345	$ 12,929,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 482,509	$ 92,255
Tax payable	-	6,372
Deferred Sales	607,249	455,548
Accrued expenses	345,532	16,580
Accrued employees benefits	-	-
Other payable	177,073	284,044
Total current liabilities	1,612,363	854,799

Related party payable	-	471,269
Asset retirement obligation liability	418,458	381,873
Other long-term liabilities	404,218	-
Total liabilities	2,435,039	1,707,941
Minority interest in subsidiary	2,049,166	1,786,322

Stockholders' equity
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-

Series A preferred stock $.001 par value; authorized shares 5,000,000, issued and outstanding 64,000
Common stock: par value $.001; 95,000,000 shares authorized; 13,220,843 shares issued and outstanding	13,221	13,221
Additional paid-in capital	1,964,634	1,952,634
Other comprehensive income	767,182	379,727
Dividend paid
Retained earnings	9,270,103	7,090,083
Total stockholders' equity	12,015,140	9,435,665

	$ 16,499,345	$ 12,929,928

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In U.S. dollars)
(Unaudited)
	Three months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		Restated		Restated
Operating revenue	$ 2,324,583	1,367,553	$ 6,471,818	$ 4,404,643
Costs of revenue (including depreciation)	755,659	476,352	2,119,104	1,454,957

Gross profit	1,568,924	891,201	4,352,714	2,949,686

Operating expenses
Selling expenses	306,492	158,303	788,516	388,383
General and administrative expenses	404,766	397,882	1,201,773	941,246
Total operating expenses	711,258	556,185	1,990,289	1,329,629

Income from operations	857,666	335,016	2,362,425	1,620,057

Other income (expense)
Other income(expense)
Interest income	11,770	-	23,659	-
Other income	13,568	58,466	15,054	115,855
Other expense	(3,069)	(2,465)	(3,122)	(3,916)

Total other income (expense)	22,269	56,001	35,591	111,939
Net income from continuing operations before minority interest and income tax	879,935	391,017	2,398,016	1,731,996

Income tax (benefit)	-	-	-	-

Income from continuing operations	879,935	391,017	2,398,016	1,731,996

Discontinued operation
Loss from operations of discontinued component	(6,417)	(5,056)	(6,417)	(5,056)
Gain on disposal of discontinued component	1,196	-	1,196	-

Income tax benefit	-	-	-	-
Loss on discontinued operations	(5,221)	(5,056)	(5,221)	(5,056)

Net income before minority interest	874,714	385,961	2,392,795	1,726,940

Minority interest	61,598	32,171	212,775	165,135

Net income	$ 813,116	$ 353,790	$ 2,180,020	$ 1,561,805

Foreign currency translation adjustment	163,314	(26,691)	387,455	74,504

Comprehensive income	$ 976,430	$ 327,099	$ 2,567,475	$ 1,636,309

Basic weighted average shares outstanding	13,220,843	13,111,681	13,220,843	13,109,314

Diluted weighted average shares outstanding	13,220,843	13,111,681	13,220,843	13,109,314

Basic and diluted net earnings per share	$0.06	$0.03	$0.16	$0.12

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
		Restated
Cash flows from operating activities:
Net income	$ 2,180,020	$ 1,561,805
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	212,775	165,135
Depreciation	330,581	229,803
Amortization	27,069	38,012
Bad debt allowance	-	-
Stock issued for services	12,000	-
Accretion expenses	21,016	18,801
Loss on disposal of investment	5,221	-

Changes in operating assets and liabilities:
Accounts receivable	(229,964)	(6,893)
Inventory	(613,760)	(193,684)
Other receivables	(345,230)	293,122
Advance to suppliers	(9,205)	(155,096)
Prepaid expense	(18,144)	(23,340)
Accounts payable & other payables	264,065	399,157
Accrued expense and deferred sales	452,817
Tax payable	(32,826)	-
Net cash provided by operating activities	2,256,435	2,326,822

Cash flows from investing activiies
Investment in subsidiary	(2,623,370)
Purchase of property and equipment	(187,172)	(517,809)
Construction contracts	(4,697,512)	(149,941)
Due from related party	(28,635)	(139,087)
Due to related party	(480,299)	465,310
Investment in subsidiary by minority holder	-	732,473
Proceeds on sale of equity investments	33,934	-
Net cash used in investing activities	(7,983,054)	390,946

Cash flows from financing activities
Subsidy received from government	396,246	-
Net cash provided by financing activities	396,246	-

Effect of exchange rate on cash	149,741	-

Net increase in cash and cash equivalents	(5,180,6332)	2,717,768

Cash and cash equivalents, beginning of period	6,478,978	2,944,179
Cash and cash equivalents, end of period	$ 1,298,346	$ 5,661,947

Supplemental cash flow information:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	-	-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

1. Nature of operations

The unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation incorporated on November 12, 2003 and formerly known as Goldtech Mining Corporation  (the “Company”), its 100% owned subsidiary, DonTech Waste Services, a Delaware corporation incorporated in November 2005 (“DonTech”), and its indirect majority owned subsidiaries, Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”), Dongtai Water Recycling Co. Ltd. (“Dongtai Water”) and Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”).

Dongtai was incorporated on January 9, 1991 in the People’s Republic of China (“PRC”). As of September 30, 2007 Dongtai has three subsidiaries -Dongtai Water, Zhuorui and Dongtai Organic Waste Treatment Co. Ltd. (“Dongtai Organic”), each of which was formed under the laws of the PRC. Dongtai is located in the Economic and Technology Development Zone, Dalian, PRC. Dongtai is engaged in the collection, treatment, disposal and recycling of industrial waste in China. Dongtai recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. Dongtai also provides incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, PRC and is engaged in the business of the collection, treatment, disposal and recycling of industrial wastes. In July 14, 2007, Liaoyang Dongtai was dissolved and liquidated.

Dongtai Water was incorporated in July 2006 and  Dongtai  acquired 18% of the equity of such company in such month. On July 16, 2007 Dongtai acquired an additional 62% of the equity of Dongtai Water, which was accounted for as a reorganization of entities under common control. Dongtai Water is a Build-Operate-Transfer (BOT) project, designed to process polluted water generated by the city of Dalian.

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. In August  2007, Dongtai acquired 70% of the equity of Zhuorui from a related company, controlled by Mr. Dong Jinqing, CEO and CFO of the company, at the price of RMB 7 million, which was accounted for as a reorganization of entities under common control.

On March 2, 2007, the Company purchased 49% of the equity of Dongtai Organic, a newly formed company which is also a BOT project, engaged in municipal sludge treatment in Dalian. Dongtai Organic will operate for the next 20 years. The investment in Dongtai Organic is accounted for using the equity method.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc., a Nevada corporation, its 100% owned subsidiary, DonTech Waste Services Inc., a Delaware corporation, its 90% indirectly owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd., a PRC company, its 80% indirectly owned subsidiary, Dongtai Water Recycling Co. Ltd., a PRC company and its 70% indirectly owned subsidiary, Dalian Zhuorui Resource Recycling Co., Ltd., a PRC company. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

Foreign currency translation

As of September 30, 2007 and 2006, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of September 30, 2007 and December 31, 2006 is $21,364 and $20,550, respectively.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	As of
	September 30, 2007	December 31, 2006

Long-term	$418,458	381,873

Long-term investment

Invested company	Equity acquired	Balance as of September 30, 2007	Balance as of December 31, 2006
Dongtai Organic	49%	2,609,576	0
Total		2,609,576	0

Long-term investments are recorded under the equity method. Dongtai Organic is constructing and will operate a sludge treatment and disposal facility in Dalian, PRC, of which the investment is recorded under the equity method.

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

Intangible assets

Intangible assets consist of “Rights to use land and build a plant” for fifty years. The intangible assets are amotized straight - line over fifty years. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Net intangible assets on September 30, 2007 were $1,557,165. Such assets consist entirely of a right to use land of $1,730,782, less accumulated amortization of $173,617.

Discontinued operations

Due to a lack of progress of Liaoyang Dongtai in developing a local market for its services, the Board of Directors of the company decided to dissolve and liquidate Liaoyang Dongtai in July 2007.

Before termination, Liaoyang Dongtai’s major asset was cash, in the amount of RMB 399,989. Since Liaoyang Dongtai never generated any revenue, there was no tax incurred, and the expenses from its operations were accounted for as sundry expenses.

Dongtai recovered RMB 260,000 (USD $33,934) from the disposal of the investment in Liaoyang Dongtai. Dongtai’s book value in the investment was RMB 300,000 (USD $39,155). Therefore, Dongtai incurred a total loss from the disposal of RMB 40,000 (USD $5,221).

Minority interest

Minority interest represents the minority owners’ 10% equity interest in Dongtai, 20% equity interest in Dongtai Water and 30% equity interest in Zhuorui.

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

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of September 30, 2007 and December 31, 2006 deferred sales amounted to $607,249 and $455,548, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2007 and 2006 were immaterial.

Stock-based compensation

In December 2004, the FASB issued SFAS No.123(R) which prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123(R) requires compensation expense to be recorded using the fair value method.

Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax at a rate of 30% on its net income. According to a PRC ruling, any joint venture with foreign investment will get special tax exempt treatment for the first two years.

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

During the preparation of the financial statements for three and nine months ended September 30, 2007, the Company became the majority shareholder of Dongtai Water and Zhuorui through additional acquisition of equity of both companies. The acquisitions are considered to be reorganizations of entities under common control according to GAAP. Therefore, as the acquiring entity, the Company has restated its December 31, 2006 balance sheet as though the acquisition had occurred as of January 1, 2006.

The Company has therefore restated its consolidated balance sheet as of December 31, 2006, its consolidated statements of income for the three and nine months ended September 30, 2006 and its consolidated statement of cash flows for the nine months ended September 30, 2006. The effects of the restatements are shown in the following tables.

Balance Sheet

	Original	Restated
	December 31,
	2006	2006
Current assets
Cash and cash equivalents	$5,660,698	$6,478,978
Trade accounts receivable	151,144	151,144
Other receivables	50,789	140,320
Inventory	602,582	602,944
Advances to suppliers	374,046	374,046
Deferred expense	20,490	20,490

Total current assets	6,859,749	7,767,922

Investment	361,136	-
Property, plant & equipment	3,927,234	4,215,545
Less: Accumulated depreciation	(1,487,340)	(1,505,129)
Net property, plant and equipment	2,439,894	2,710,416
Construction in progress	202,974	554,609
Land usage right, net of accumulated amortization	1,524,319	1,524,319
Related party Receivable	231,793	372,662

Total assets	$11,619,865	$12,929,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92,255	$92,255
Tax payable	6,346	6,372
Deferred Sales	455,548	455,548
Accrued expenses	15,410	16,580
Other payable	181,136	284,044
Total current liabilities	750,695	854,799

Long-term debt
Related party payable	-	471,269
ARO liability	-	381,873
Total liabilities	750,695	1,707,941

Minority interest in subsidiary	1,086,917	1,786,322

Stockholders' equity
Common stock	13,221	13,221
Additional paid-in capital	1,952,634	1,952,634
Other comprehensive income	478,500	379,727
Retained earnings	7,337,898	7,090,083
Total stockholders' equity	9,782,253	9,435,665

Total liabilities and stockholders' equity	$11,619,865	$12,929,928

As a result of the restatement of the consolidated balance sheet as of December 31, 2006, total assets as of December 31, 2006 increased from $11,619,865, as originally reported, to $12,929,928, an increase of $1,310,063.

Stockholders' equity as of December 31, 2006 decreased from $9,782,253, as originally reported, to $9,435,665, a decrease of $346,588. Minority interest in subsidiary increased by $699,405, from $1,086,917 to $1,786,322.

Due to the retroactive restatement of financial information concerning Dongtai Water and Zhuorui, the increase in total assets included a $765,053 increase in cash, a $104,321 increase in other receivables, a $322,717 decrease in investments, a $23,798 increase in net property and equipment, a $140,869 increase in related party receivable, and a $351,635 increase in construction in progress. In addition, total liabilities increased by $472,170, including an $812 increase in accrued expenses, a $63 increase in other payable, a $26 increase in tax payable and a $471,269 increase in related party payable. There was also an increase in minority interest of $703,300 and shareholders' equity decreased by $112,511.

As a result of a change in the Company's policy for accounting for asset retirement obligations pertaining to the Company's landfill as well as the consolidation of Liaoyang Dongtai, the increase in total assets was a result of a $53,227 increase in cash, a $14,790 decrease in other receivables, a $362 increase in inventory, a $38,419 decrease in investments and a $246,724 increase in net property and equipment. The increase in total liabilities included a $358 increase in accrued expenses, a $102,845 increase in other payable and a $381,873 increase in asset retirement obligations. There was also a $3,895 decrease in minority interest, and shareholders' equity decreased by $234,077.

The reasons for the changes in restatement stated above are set forth as follows:

Income Statements

	Original	Restated
	For Three Months Ended September 30,
	2006	2006
Revenue	$1,367,553	$1,367,553
Costs of revenue (including depreciation)	469,313	476,352
Gross profit	898,240	891,201

Operating expenses
Selling expenses	158,303	158,303
General and administrative expenses	315,194	402,985
Total operating expenses	473,497	561,288

Income from operations	424,743	329,913

Other income (expense)
Other income	58,513	58,513
Other expense	(2,465)	(2,465)
Total other income (expense)	56,048	56,048
Net income before minority interest and income tax	480,791	385,961

Income tax (benefit)	-	-

Net income after income tax	480,791	385,961

Minority interest	54,698	32,171

Net income	$426,093	$353,790

Foreign currency translation adjustment	(25,343)	(26,691)

Comprehensive income	$400,750	$327,099

Basic and diluted weighted average shares outstanding	13,111,681	13,111,681

Basic and diluted net earnings per share	$0.03	$0.03

As a result of the restatement, net income for the three months ended September 30, 2006 decreased by $72,303 from $426,093, as originally reported, to $353,790. This is comprised of a $7,039 increase in cost of goods, a $87,791 increase in  General and administrative expenses from retroactive restatement of Dongtai Water and Zhuorui and a $22,527 decrease in minority interest.

	Original	Restated
	For Nine Months Ended September 30,
	2006	2006
Revenue	$4,404,643	$4,404,643
Costs of revenue (including depreciation)	1,429,711	1,454,957
Gross profit	2,974,932	2,949,686

Operating expenses
Selling expenses	388,383	388,383
General and administrative expenses	858,558	946,349
Total operating expenses	1,246,941	1,334,732

Income from operations	1,727,991	1,614,954

Other income (expense)
Other income	115,902	115,902
Other expense	(3,916)	(3,916)
Total other income (expense)	111,986	111,986
Net income before minority interest and income tax	1,839,977	1,726,940

Income tax (benefit)	-	-

Net income after income tax	1,839,977	1,726,940

Minority interest	189,483	165,135

Net income	$1,650,494	$1,561,805

Foreign currency translation adjustment	75,741	74,504

Comprehensive income	$1,726,235	$1,636,309

Basic and diluted weighted average shares outstanding	13,109,314	13,109,314

Basic and diluted net earnings per share	$0.13	$0.12

As a result of the restatement, net income for the nine months ended September 30, 2006 decreased from $1,650,494, as originally reported, to $1,561,805, a decrease of $88,689. This is comprised of a $25,246 increase in cost of goods, a $87,791 increase in  General and administrative expenses from retroactive restatement of Dongtai Water and Zhuorui and a $24,348 decrease in minority interest.

Statement of Cash Flows

	Original	Restated
	For Nine months Ended September 30,
	2006	2006
Cash flows from operating activities:
Net income	$1,650,494	$1,561,805
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	189,483	165,135
Depreciation	203,567	229,803
Amortization	38,012	38,012
Accretion expenses	-	18,801
Changes in operating assets and liabilities:
Accounts receivable	(6,893)	(6,893)
Inventory	(193,684)	(193,684)

Other receivables	304,628	293,122
Advance to suppliers	(155,096)	(155,096)
Prepaid expense	(23,340)	(23,340)
Accounts payable & other payables	96,055	96,055
Other payables	302,999	303,102
Net cash provided by operating activities	2,406,225	2,326,822

Cash flows from investing activities
Investment in subsidiary by minority holder	0	732,473
Due from related party		(139,087)
Due to related party		465,310
Purchase of property and equipment	(474,429)	(517,809)
Construction contracts	(352,963)	(149,941)
Net cash used in investing activities	(827,392)	390,946

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of exchange rate on cash	-	-

Net increase in cash and cash equivalents	1,578,833	2,717,768

Cash and cash equivalents, beginning of period	2,944,179	2,944,179
Cash and cash equivalents, end of period	$4,523,012	$5,661,947

As a result of the restatement, net cash provided by operating activities for the nine months ended September 30, 2006 decreased by $79,403 from $2,406,225 as originally reported, to $2,326,822; and net cash used in investing activities changed by $1,218,338 from $827,392, as originally reported, to net cash provided by investing activities of $390,946.

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

On March 22, 2006, Dongtai and two other shareholders formed a subsidiary, Liaoyang Dongtai Industrial Waste Treatment Co., Ltd. (“Liaoyang Dongtai”) in the PRC, in which Dongtai held a 60% ownership interest. Liaoyang Dongtai was also engaged in the collection, treatment, disposal and recycling of industrial waste. On July 14, 2007, Liaoyang Dongtai was dissolved and liquidated. However, Dongtai intends through other means to maintain its efforts to develop a local market for industrial waste treatment in and around Liaoyang city.

Dongtai Water Recycling Co. Ltd (“Dongtai Water”) was incorporated in July 2006, when Dongtai had acquired 18% of the equity of such company. On July 16, 2007 Dongtai purchased an additional 62% of the equity of Dongtai Water. Dongtai Water is a Build-Operate-Transfer (BOT) project, designed to process polluted water generated by the city of Dalian.

On March 2, 2007, the Company purchased 49% of the equity of Dongtai Organic Waste Treatment Co. Ltd. (“Dongtai Organic”), which is also a BOT project, engaged in municipal sludge treatment in Dalian. Dongtai Organic will operate for the next 20 years.

We believe that BOT projects, like Dongtai Water and Dongtai Organic, can provide us with stable revenues and cash inflows. Furthermore, we believe that a well-operated BOT project would gain attention and social recognition from the local government and business community, which would, in turn, help expand our business in the Dalian metropolitan area.

Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”) was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. In August, 2007, Dongtai acquired 70% of the equity of Zhuorui from a related company, controlled by Mr. Dong Jinqing, the CEO and CFO of the Company, at the price of RMB 7 million. We believe that the acquisition of Zhuorui will improve the Company’s capacity as well as its profitability in treating waste catalyst.

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

Nine months and Three Months Ended September 30, 2007 Compared to the Nine months and Three Months Ended September 30, 2006

We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and that from the sale of recycled materials. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Revenues.

The Company’s operating revenues for the three and nine months ended September 30, 2007 were $2,324,583 and $6,471,818, respectively, compared with $1,367,553 and $4,404,643 for the three and nine months ended September 30, 2006, respectively.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service fees	1,307,489	470,882	3,175,574	2,188,875
Sales of cupric sulfate	312,669	330,344	1,262,861	801,720
Sales of other recycled commodities	704,425	566,327	2,033,383	1,414,048
Total	2,324,583	1,367,553	6,471,818	4,404,643

The increase in revenues in the nine months ended September 30, 2007 compared to the same period in 2006 is $2,067,175, or 46.9%; the increase in revenues in the three months ended September 30, 2007 compared to the same period in 2006 is $957,030, or 70%.

The increase in revenues in the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to a 48.8% increase in sales of recycled products compared with the same period in 2006 and a 45% increase in service fees.

The increase in sales of recycled products in the nine months ended September 30, 2007 compared to the same period in 2006 included a 57.5% increase in sales of cupric sulfate as a result of both higher unit prices and greater volume and a 43.8% increase in sales of other recycled products. The increase in revenues from service fees was driven by an increase in the number of our customers for waste processing services and increased demand for our services from existing customers.

The increase in revenues in the three months ended September 30, 2007 compared to the same period in 2006 is primarily due to a 13.4% increase in sales of recycled products compared with the same period in 2006 and a 177.7% increase in service fees.

The increase in revenues from service fees mainly result from increased demand for our services from existing customers.

Cost of Revenues.

The Company’s cost of revenues for the three and nine months ended September 30, 2007 were $755,659 and $2,119,104, respectively, compared with $476,352 and $1,454,957 for the three and nine months ended September 30, 2006, respectively.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of service fees	441,401	239,204	1,024,549	684,560
Cost of cupric sulfate	88,688	79,911	354,438	233,963
Cost of other recycled commodities	225,570	157,237	740,117	536,434

Total	755,659	476,352	2,119,104	1,454,957

The cost of service fees increased by $664,147 or 45.6% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and by $279,307 or 58.6% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as the Company paid more in salaries to additional staff hired to accommodate the rapid expansion of our business. Likewise, the Company had to procure more vehicles to service increased demand which triggered an increase in depreciation, expenditures on reparations and other expenses relating to shipping. Meanwhile, the Company also leased more facilities to conduct its growing operations.

The cost of reclaimed products (which includes cost of cupric sulfate and cost of other recycled commodities) for both the three and nine months ended September 30, 2007 increased by 32.5% and 42.1%, respectively, compared with the same periods in 2006. Such increase is attributable to a sharp increase in the price of raw materials.

Selling Expenses.

Total selling expenses for the nine months ended September 30, 2007 increased by 103% over such expenses for the nine months ended September 30, 2006 and rose by 93.6% for the three months ended September 30, 2007 compared with the same period in 2006. The increases in selling expenses were principally attributable to increased sales related tax accruals relating to our increased revenue and also increased depreciation expense and freight charges due to the increase in our depreciable assets and the expansion of our business.

General and Administrative Expenses.

In comparison with the same periods in 2006, the general and administrative expenses for the three and nine months ended September 30, 2007 increased by 1.73% and 27.7%, respectively.

As a result of an increase in salaries paid to our employees, payroll increased by 30% in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. Depreciation increased by 41.7% in the nine months ended September 30, 2007 compared to same period in 2006 as a result of the increase in other fixed assets.

The increase in general and administrative expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due to different periods when accrued bonuses for our employees were recorded; in 2007, the accrued bonuses were recorded in second quarter, while in 2006 the same item was recorded in third quarter. This situation resulted in a 47.7% decrease in employee’s bonuses in 2007 compared with the three months ended September 30, 2006.

The retroactive restatement of Dongtai Water and Zhuorui contributed  to an increase of $87,791 and $172,578 in the general and administrative expenses for the three and nine months ended September 30, 2007, respectively.

Cash Flow.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net cash provided by operating activities	$2,256,435	$2,326,822
Net cash used in investing activities	(7,983,054)	390,946
Cash flows from financing activities	396,246	--

Net cash provided by operating activities

Net cash provided by operating activities in the nine months ended September 30, 2007 decreased by $70,387 or 3% over the net cash provided by operating activities for the nine months ended September 30, 2006.

The principal reasons for the decrease in 2007 were a $861,423 increase in accounts receivable and other receivables, a $420,076 decrease in inventory, and a $135,092 decrease in accounts payable and other payables which were partially offset by a $618,215 increase in net income in 2007, a $100,778 increase in depreciation and a $452,817 increase in accrued expense and deferred revenues.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2007 increased by $8,374,000 in the nine months ended September 30, 2007 as compared to the same period in 2006.

In 2007, as a result of Dongtai Water and Zhuorui's BOT construction activities and Dongtai's upgrades of existing facilities and the purchase of property and equipment, cash outflows increased by $4,547,571 in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

In 2007 the Company also invested in and formed Dalian Dongtai Organic Waste Treatment Co., Ltd. to pursue its long term plan.

The balance due from related party increased, due to the retroactive restatement of Dongtai Water and Zhuorui, by $110,452, combined with a $945,609 decrease of due to related party balance, contributing to the decrease in cash outflow in the nine months as of September 30, 2007.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2007 increased by $396,246 in the nine months ended September 30, 2007 as compared to the same period in 2006.

Dongtai’s controlled subsidiary, Zhuorui, received a subsidy in February 2007 from the State Environmental Protection Administration of China to support the construction of the facilities dealing with waste catalysts. The money will be kept in Zhuorui and need not be paid back.

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

Item 3.

   Controls and Procedures.

At the conclusion of the period ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter or any subsequent interim period that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 1.

Legal Proceedings.

As reported in the Company’s Current Report on Form 8-K filed on October 15, 2007:

On March 6, 2006, a lawsuit was filed against the China Industrial Waste Management, Inc. (the “Company”) entitled Tolan S. Furusho v. Goldtech Mining Corp., Case No.:  06-A-518343-B,  in the District Court, Clark County, Nevada. The plaintiff prayed for a judgment to declare him the sole director of the Company as of December 8, 2005, that his position as director was not, and could not be extinguished, and a ruling declaring that all actions taken by the Board of Directors of the Company without proper notice are voidable. On October 9, 2007, the Company entered into settlement agreement and general release of the claims wherein all claims of the plaintiff and the Company against each other have been settled and released for the payment of cash and shares of common stock of the Company to the plaintiff. The Company did not pay any of the consideration (including cash or common stock) payable to the plaintiff pursuant to the settlement agreement. Rather, a third party made the entire payment .

 On August 9, 2006, the Company was served with a Summons and Complaint in an action filed in the Superior Court of Washington, Kings County, entitled Don Moroz and Glen Lochton Management Inc., v. Tolan Furusho, Columbia State Bank, Goldtech Mining Corporation, a Nevada corporation, Goldtech Mining Corporation, a Washington corporation, Tracy Kroeker, Ralph Jordan, Jack Laskin, Nancy Egan, Richard Smith, and Beverlee Claydon a/k/a Beverlee Kamerling. The plaintiffs in such action claimed to be victims of a failed "pump and dump" penny stock scheme. On October 9, 2007, the Company entered into settlement agreement and general release of all of the claims made in such action wherein the plaintiffs have been paid cash in consideration of the settlement and the dismissal of the case. The Company did not pay any of the settlement consideration. Rather, a third party made such cash payment to the plaintiffs.

Except as set forth herein, in the three months ended September 30, 2007 there were no material developments in any of the matters disclosed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Date: November 19, 2007

By: /s/ Dong Jinqing

       Dong Jinqing

                                                                                   Chief Executive Officer