Form 10KSB/A
period 2006-12-31
China Industrial Waste Management Inc.
filed 2008-01-31
CIK 763846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Issuer’s telephone number, including area code 011-86-411-9770-3333

Darren Ofsink, Esq.
Guzov Ofsink, LLC
600 Madison Avenue, 14th Floor
New York, New York 10022
(212) 371-8008
(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No: ☒

EXPLANATORY NOTE

China Industrial Waste Management, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 24, 2007, solely to (a) amend and restate in its entirety Item 6. Management’s Discussion and Analysis or Plan of Operation and restate the financial statements of the Company as of December 31, 2006 and the fiscal year then ended and (b) file as exhibits hereto currently dated certifications from our Principal Executive and Principal Financial Officer. Only the amended Item, financial statements and updated exhibits are being filed herewith. The restatement of the financial statements includes adjustments to the Company’s landfill related asset retirement obligations (“ARO”) and the consolidation of the Company’s subsidiary, Liaoyang Dongtai Industrial Waste Treatment Co. Ltd., which was not consolidated in the financial statements of the Company and its subsidiaries filed with the original Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 24, 2007. These changes impacted previously reported net income, net income per share, total assets, total liabilities, shareholders' equity, and cash flows for the fiscal years as of December 31, 2006 as well as 2005. No other changes are being effected by this filing. Therefore, information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing.

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

On March 22, 2006, Dongtai and two other shareholders formed a subsidiary, Liaoyang Dongtai Industrial Waste Treatment Co., Ltd. (“Liaoyang Dongtai”) in the PRC, in which Dongtai holds a 60% ownership interest. Liaoyang Dongtai is also engaged in the collection, treatment, disposal and recycling of industrial waste. It is located in Liaoyang, where there is a concentration of large-scale chemical industrial enterprises. Industrial wastes generated by these enterprises are on the increase and have not, in our opinion, been properly disposed. We believe that this presents a good business opportunity for the Company to meet this need.

On March 31, 2006, the Company filed with the Securities and Exchange Commission a definitive information statement on Schedule 14C in which it notified stockholders of its intention to make the following changes:

•	to change the name of the Company to China Industrial Waste Management Inc. and apply for a new trading symbol of CIWT.OB.

•	to authorize the Board of Directors to effect a one-for-one hundred (1:100) reverse stock split of the outstanding shares of Common Stock.

•	to approve the Company's 2006 Equity Incentive Plan.

The name change and the reverse stock split became effective on May 12, 2006.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this annual report.

Revenue

	Years Ended December 31,
	2006	2005

Service fees	3,252,725	2,345,136
Sales of cupric sulfate	1,193,369	490,564
Sales of other recycled commodities	1,937,139	2,033,485
Total	6,383,233	4,869,185

We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and that from the sale of recycled materials. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Total revenue for the year ended December 31, 2006, was $6,383,233, an increase of $1,514,048 or 31.09% from $4,869,185 for the same period in 2005. The increase in revenue is attributable to a broadened customer base and increased demand from existing customers. For example, we received revenue from 496 different customers in the year ended December 31, 2006 as compared to 389 different customers in the year ended December 31, 2005.

Service fee revenue for the year ended December 31, 2006 was $3,252,725 which was 50.96% of total revenue for such year and an increase of $907,589 or 38.7% over the $2,345,136 in service fee revenue we generated in the year ended December 31, 2005. Service fee revenue accounted for 48.16% of our total revenue for the year ended December 31, 2005. The relative percentages of service fee revenue and revenue from sales of recycled products vary based on the types of waste our customers generate. For example, if a customer has waste which can be recycled, we may charge less for our disposal fees for unrecyclable waste to the same customer.

Sales of recycled products (including cupric sulfate and other recycled commodities) were $3,130,508 or 49.04% of total revenue for the year ended December 31, 2006. Sales of recycled products in 2006 increased by $606,459 over the year ended December 31, 2005 when such sales were $2,524,049 or 51.84% of our total revenue for such year. In 2006 we determined to hold all of our production of alloys in inventory in anticipation of receiving higher selling prices for such alloys in the future and therefore generated no sales. Sales of cupric sulfate increased by approximately 143.26%, from $490,564 in the year ended December 31, 2005 to $1,193,369 in the year ended December 31, 2006, while sales of other recycled products, such as organic solvents, plastic, aluminum and motor oil decreased by $96,346 or approximately 4.74% in the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Costs of revenue

	Years Ended December 31,
	2006	2005

Cost of service fees	763,940	664,392
Cost of cupric sulfate	310,585	171,107
Cost of other recycled commodities	748,132	753,433
Total	1,822,657	1,588,932

Costs of revenues primarily includes labor expenses (salaries, benefits , insurance and other benefits), depreciation, materials, transportation costs, rent, repair costs and other sundry expenses. Costs of revenue increased $233,725 or 14.71% from $1,588,932 for the year ended December 31, 2005 to $1,822,657 for the year ended December 31, 2006. The increase in costs of revenue is attributable to the increase in the number of customers which retained our company for providing professional services and an increase in the volume of the waste we treat.

Costs related to providing services increased by $99,548 or 14.98% from $664,392 for the year ended December 31, 2005 to $763,940 for the year ended December 31, 2006. Costs related to producing recycled waste products (including cupric sulfate and other recycled commodities) increased by $134,177 or 14.51% from $924,540 for the year ended December 31, 2005 to $1,058,717 for the year ended December 31, 2006.

Operating expenses

Total operating expenses for the fiscal year ended December 31, 2006 was $2,069,279 which represents an increase of $176,239 or 9.31% from $1,893,040 for the same period ended December 31, 2005. Labor costs typically account for approximately 50% of operating expenses while transportation expenses, taxes, depreciation expense and other expenses typically account for approximately 15%, 10%, 5% and 20%, respectively, of total operating expenses. In the year ended December 31, 2006 as compared to the year ended December 31, 2005 labor costs increased approximately 96%, transportation expenses increased approximately 41%, taxes increased by 40% and depreciation expense increased by approximately 51%. We incurred approximately $650,000 in expenses in the year ended December 31, 2005 relating to the reverse merger in which we acquired Dongtai No such expenses were incurred in the year ended December 31, 2006.

Other income

Other income for the fiscal year ended December 31, 2006 was $206,030, a decrease of $358,263 or 63.49% from $564,293 for the same period in 2005. The decrease was primarily attributable to a $167,410 decrease from 2005 to 2006 in financial subsidies paid to the Company by certain government agencies and the fact that in 2005 we received dividends of $192,674 from a prior subsidiary and we received no dividends in 2006.

Foreign Currency Translation

The foreign currency translation adjustment for the year ended December 31, 2006 was $269,296 compared to an adjustment of $157,196 for the year ended December 31, 2005. Such a fluctuation was the result of volatility in foreign exchange rates between the U.S. dollar and the Chinese renminbi during the two fiscal years ended December 31, 2006 and 2005.

Income tax

The Company is not liable for income tax for 2006 as a consequence of a tax exemption granted to it when Dongtai became a Sino-American joint venture in 2005 in connection with the reverse merger transaction it consummated. The Company has accrued income tax expenses of $385,382 for 2005. The Company’s tax-exempt status will continue through the end of 2007. Thereafter, the Company will only be liable to pay 50% of its income taxes for the next three years (the applicable tax rate will be 7.5% in the years 2008-2010 rather than 15% in such years). According to the newly adopted Enterprise Income Tax Law of the PRC, commencing in 2011 the Company will be subject to an enterprise income tax rate of 25%.

Net Income (Loss)

Net income for the fiscal year ended December 31, 2006 was $2,441,428, an increase of $947,888 or 63.47% from $1,493,540 for the same period in 2005. Net income was 38.25% and 30.67% of revenues for the years ended December 31, 2005 and December 31, 2006, respectively. This increase is primarily attributable to the $1,514,048 increase in the Company’s revenues during the fiscal year ended December 31, 2006 which was partially offset by increases of $233,725 in costs of revenues and $176,239 in total operating expenses in the year ended December 31, 2006.

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

Cash and cash equivalents

The Company had cash and cash equivalents of $2.94 million at the beginning of 2006 and at December 31 2006, we had approximately $5.7 million cash and cash equivalents. The Company had cash and cash equivalents of approximately $2.37 million at the beginning of 2005.

Working Capital

As of December 31, 2006, the Company had working capital of $6,044,650 as compared to $ 3,498,100 as of December 31, 2005. The increase is attributable to cash generated from operations.

Cash flow from operating activities

Net cash provided by operating activities in the year ended December 31, 2006 was $3,646,546, an increase of $2,135,755 or 141.37% over the $1,510,791 of net cash provided by operating activities in the year ended December 31, 2005. The increase was primarily attributable to a $947,888 increase in net income as well the Company obtaining prepayments of fees from certain customers, the effects of which were partially offset by the Company making prepayments to certain of its suppliers of raw materials.

Cash flow from investing activities

Net cash used in investing activities was $1,052,042 in the year ended December 31, 2006 as compared to net cash provided by investing activities of $54,841 in the year ended December 31, 2005. In 2006 the Company made an equity investment of $317,400 in BOT projects (no such amounts were invested in 2005) and increased its purchases of property and equipment by $346,965 over the amount of purchases made in 2005.

Capital resources

We believe that our available funds will provide us with sufficient capital for our operations during at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We believe that capital will be available to us through loans from financial institutions or equity or debt financings. However, we cannot give any assurance that such funding will be available on terms acceptable to us or at all.

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

ITEM 7. FINANCIAL STATEMENTS

CHINA INDUSTRIAL WASTE MANAGENT, INC.

Child,
Van Wagoner &
Bradshaw, PLLC

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Scott L. Farnes
Russell E. Anderson, CPA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
China Industrial Waste Management, Inc.
Dalian, People's Republic of China

We have audited the consolidated balance sheets of China Industrial Waste Management, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of China Industrial Waste Management, Inc. as of December 31, 2006 and 2005, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated March 28, 2007, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 12.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

March 28, 2007, except for note 12 which is dated January 22, 2008.

1284 W. Flint Meadow Dr. #D
Kaysville, UT 84037-9590
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
(53rd So. @ I-15)
SLC, UT 84107-5370
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King's Road
North Point, Hong Kong

www.cpaone.net

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	December 31,	December 31,
	2006	2005
	Restated	Restated
ASSETS
Current assets
Cash and cash equivalents	$5,713,925	$2,944,179
Trade accounts receivable, net	151,144	281,761
Other receivables	35,999	115,417
Inventory	602,944	410,084
Advances to suppliers	374,046	16,502
Deferred expense	20,490	22,304

Total current assets	6,898,548	3,790,247

Investment	322,717	-
Property, plant & equipment	4,189,517	3,584,232
Less: accumulated depreciation	(1,502,899)	(1,162,326)
Net property, plant and equipment	2,686,618	2,421,906
Construction in progress	202,974	220,474
Land usage right, net of accumulated amortization	1,524,319	1,509,159
Related party receivable	231,793	281,851

Total assets	$11,866,969	$8,223,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92,255	$108,213
Tax payable	6,346	-
Deferred sales	455,548	-
Accrued expenses	15,768	-
Other payable	283,981	183,934
Total current liabilities	853,898	292,147

Asset retirement obligation liability for landfills	381,873	344,691
Total liabilities	1,235,771	636,838

Minority interest in subsidiary	1,083,022	758,680

Stockholders' equity
Preferred stock: par value $.001; 5,000,000 shares authorized; 0 and 64,000 shares issued and outstanding	-	64
Common stock: par value $.001; 95,000,000 shares authorized; 13,220,843 and 6,740,843 shares, respectively, issued and outstanding	13,221	6,741
Additional paid-in capital	1,952,634	1,949,717
Other comprehensive income	381,579	112,283
Retained earnings	7,200,742	4,759,314
Total stockholders' equity	9,548,176	6,828,119

Total liabilities and stockholders' equity	$11,866,969	$8,223,637

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In U.S. dollars)

	Years ended December 31,
	2006	2005
	(Restated)	(Restated)

Service fees	$3,252,725	$2,345,136
Sales of recycled commodities	3,130,508	2,524,049
Operating revenue	6,383,233	4,869,185

Cost of service fees	763,940	664,392
Cost of recycled commodities	1,058,717	924,540
Costs of revenue (including depreciation)	1,822,657	1,588,932

Gross profit	4,560,576	3,280,253

Operating expenses
Selling expenses	599,691	197,355
General and administrative expenses	1,469,588	1,695,685
Total operating expenses	2,069,279	1,893,040

Income from operations	2,491,297	1,387,213

Other income(expense)
Interest income	25,397	26,728
Other income	206,030	564,293
Other expense	(11,803)	(14,764)
Total other income (expense)	219,624	576,257
Net income from continuing operations before minority interest and income tax	2,710,921	1,963,470

Income tax (benefit)	626	385,382

Net income before minority interest	2,710,295	1,578,088

Minority interest	268,867	84,548

Net income	$2,441,428	$1,493,540

Foreign currency translation adjustment	269,296	157,196

Comprehensive income	$2,710,724	$1,650,736

Weighted average shares outstanding	13,181,391	12,949,660

Basic and diluted net earnings per share	$0.19	$0.12

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2006 AND 2005 (Restated)

						Accumulated
					Additional	Other		Total
	Preferred Series A		Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance January 1, 2005	64,000	$64	6,400,000	$6,400	$1,950,058	$(44,913)	$3,990,412	$5,902,021
Shares held by Goldtech owners at time of acquisition by Dontech			147,711	148	(148)			-
Shares issued to consultants to effect reverse acquisition			193,132	193	(193)			-
Net income							1,493,540	1,493,540
Foreign currency translation adjustment						157,196		157,196
Dividend paid to Dalian Dongtai owners prior to reverse merger	-	-	-	-	-	-	(724,638)	(724,638)

Balance December 31, 2005	64,000	64	6,740,843	6,741	1,949,717	112,283	4,759,314	6,828,119

Conversion of preferred shares to common	(64,000)	(64)	6,400,000	6,400	(6,336)			-
S8 shares issued for services			80,000	80	9,253			9,333
Foreign currency translation adjustment						269,296		269,296
Net income	-	-	-	-	-	-	2,441,428	2,441,428

Balance December 31, 2006	-	$-	13,220,843	$13,221	$1,952,634	$381,579	$7,200,742	$9,548,176

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)

	Years Ended December 31,
	2006	2005
	Restated	Restated
Cash flows from operating activities:
Net income	$2,441,428	$1,493,540
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	268,867	84,548
Depreciation and Amortization	331,539	297,262
Bad debt allowance	5,146	503
Accretion expenses	25,226	19,779

Changes in operating assets and liabilities:
Accounts receivable	132,087	(167,788)
Inventory	(176,167)	(400,678)
Other receivables	81,908	22,120
Advance to suppliers	(8,883)	115,872
Prepaid expense	2,519	(21,978)
Accounts payable and other payables	73,083	212,668
Accrued expense and deferred sales	463,551	-
Tax payable	6,242	(145,057)
Net cash provided by operating activities	3,646,546	1,510,791

Cash flows from investing activiies
Investment in subsidiary	(317,400)	-
Purchase of property and equipment	(477,351)	(130,386)
Construction contracts	(317,749)	(54,335)
Due from related party	35,267	71,674
Investment in subsidiary by minority holder	25,191	-
Proceeds on sale of equity investments	-	167,888
Net cash provided by investing activities	(1,052,042)	54,841

Cash flows from financing activities
Dividends distributed to shareholders	-	(724,638)
Net cash used in financing activities	-	(724,638)

Effect of exchange rate on cash	175,242	38,620

Net increase in cash and cash equivalents	2,769,746	879,614

Cash and cash equivalents, beginning of period	2,944,179	2,064,565
Cash and cash equivalents, end of period	$5,713,925	$2,944,179

Supplemental cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	626	283,651
Non-cash investing and financing activities:
Stock issued for services	80,000	-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations

The audited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation formerly known as Goldtech Mining Corporation (the “Company”), and its majority owned subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to China Industrial Waste Management, Inc., and its consolidated subsidiaries. When we use the term “CIWM,” we are referring only to the parent holding company.

CIWM is a holding company which conducts its business through its only wholly-owned subsidiary, DonTech Waste Services, Inc. (“DonTech”), formerly known as Dalian Acquisition Corp. DonTech owns 90% of the stock of Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”), an entity organized under the laws of the People’s Republic of China (“ PRC”). As of December 31, 2006 Dongtai owned 60% of the equity in Liaoyang Dongtai Industrial Waste Treatment Co. Ltd. (“Liaoyang Dongtai”).

Dongtai was incorporated on January 9, 1991. Dongtai is located in the Economic and Technology Development Zone, Dalian, PRC. Dongtai is engaged in the collection, treatment, disposal and recycling of industrial waste in China. Dongtai recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. Dongtai also provides incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, PRC and is engaged in the business of the collection, treatment, disposal and recycling of industrial wastes.

Another corporation with the name China Industrial Waste Management, Inc. was incorporated in the State of Delaware on August 16, 2005. On September 22, 2005, that corporation acquired 90% of the outstanding shares of Dongtai from its shareholders in exchange for 1,280,000 shares of the corporation’s common stock, representing 100% of the issued and outstanding shares of its common stock at the date of the acquisition. The exchange of shares with Dongtai was accounted for as a reorganization between entities under common control with China Industrial Waste Management, Inc. as the receiving entity, as prescribed by Appendix D of SFAS 141. The accounts of both entities were combined at their historical cost basis, resulting in no gain, loss, or goodwill. Since China Industrial Waste Management Inc. had minimal assets and liabilities, the combination was essentially a recapitalization of Dongtai.

On November 11, 2005, CIWM entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Delaware corporation also called China Industrial Waste Management, Inc. and the shareholders of that company. Pursuant to the Merger Agreement, which closed on November 11, 2005, China Industrial Waste Management, Inc. (the Delaware corporation) merged with and into CIWM’s wholly owned subsidiary, DonTech, and CIWM issued 64,000 shares of its Series A Convertible Preferred Stock to the former shareholders of the Delaware corporation. Each share of Series A Convertible Preferred Stock was convertible into 10,000 shares of common stock and was entitled to 10,000 votes on each matter submitted to the stockholders. The holders of the Series A Convertible Preferred Stock contractually agreed not to convert such shares until CIWM increased its authorized number of shares of common stock.

Pursuant to the Merger Agreement, after the merger, the Delaware corporation ceased to exist and DonTech was the surviving company. The merger of the Delaware corporation into DonTech was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Delaware corporation obtained control of the Company by virtue of the merger. Accordingly, the merger was recorded as a recapitalization of the Delaware corporation, with the Delaware corporation being treated as the continuing entity. The financial statements of the accounting acquiree (CIWM) are not significant. Therefore, no pro forma financial information is submitted.

On May 12, 2006, the Company changed its name to “China Industrial Waste Management, Inc.” and began trading under a new trading symbol (CIWT). In addition, the Company effected a 1:100 reverse split of its outstanding common shares.

On May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to the Merger Agreement entered into and consummated on November 11, 2005. Since the issuance of additional 6,400,000 shares was caused by the merger consummated on November 11, 2005, such shares have been assumed to be outstanding in 2005 in the calculation of EPS.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc., a Nevada corporation, its 100% owned subsidiary, DonTech Waste Services Inc. (formerly, Dalian Acquisition Corp.), a Delaware corporation, its 90% indirectly owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd., a PRC company, and its 60% indirectly owned subsidiary, Liaoyang Dongtai Industrial Waste Treatment Co. Ltd., a PRC company. All material inter-company accounts and transactions have been eliminated in the consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

3. Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Foreign currency translation

As of December 31, 2006 and 2005, the accounts of the Company were maintained, and the consolidated financial statements were expressed, in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of December 31, 2006 is $20,550.

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

The Company is in the process of expanding and advancing its facilities, creating a need to increase the advanced payment for the purchase of machinery and the building of a new plant, resulting in an advance to suppliers balance of $374,046 at December 31, 2006.

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

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as accretion expense, which is added to the cost of revenues in our Consolidated Statements of Operations.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	As of December 31
	2006	2005

Asset retirement obligation liability for landfills	$381,873	344,691

Long-term investment

Long-term investments are recorded under equity method.

As of December 31, 2006, Dongtai has made investment in a company engaged in the same industry as Dongtai - Dongtai Water Recycling. The $322,717 equity investment in Dongtai Water Recycling has been recorded under equity method.

Dongtai Water Recycling Company was incorporated on July, 2006. Dongtai acquired 18% of the equity in such company. Dongtai Water Recycling is a Build-Operate-Transfer (BOT) project, designed to process polluted water generated by the city of Dalian. Though the Company acquired less than 20% equity interest of Dongtai Water Recycling Company as of December 31, 2006, the other 82% equity interest of the invested company was held as of December 31, 2006 by Lida Environment Engineering Company, which is controlled by Mr. Dong Jinqing, CEO and CFO of the Company. In accordance with US GAAP, the equity method of accounting for the acquisition has been applied.

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

Intangible assets

Intangible assets consist of “Rights to use land and build a plant” for fifty years. The intangible assets are amortized straight-line over fifty years. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Our revenues are generated from two sources, namely, service fees we charge for waste collection, transfer, disposal and recycling services and our sale of recycled commodities.

1. Recognition of service fees as revenue

Before waste treatment services are rendered, the Company will enter into agreements with its customers which explicitly express the scope of the Company’s services, the types of wastes to be treated, the method of treatment to be applied, the Company’s fees rates and form of settlement and other rights and obligations of the parties.

Once an agreement with a customer takes effect, the Company conducts the treatment activities described in the agreement, such as collection and transfer, which activities are observed and confirmed by the Company’s client. Both parties will sign a note, acknowledging that the wastes have been delivered to the Company’s working site for further treatment.

The fees charged by the Company for its services are then determined by multiplying the fee rate defined in the agreement by the customer confirmed waste amount delivered to the Company’s plant for treatment. The bill for the services will be sent to the client, indicating the fees due. After sending out the invoice, the company will recognize the fees as revenue.

Deferred sales refer to those for which fees have been collected, but for which the related treatment and disposal services have not been completely performed. The Company uses the fee rate and the amount of waste not treated to calculate the deferred sales. At December 31, 2006 deferred sales amounted to $455,548.

2. Recognition of revenues from reclaimed products

The Company also enters into agreements with customers who need reclaimed products that the Company generates from the waste treatment process. The parties usually settle the price in the agreement and make adjustments in case the market price of the reclaimed product fluctuates significantly between contract signing and delivery. After the products are delivered to customers, the Company issues an invoice to purchasers and identifies all contents and details concerning sales. The buyer then either can pay the full invoiced amount or promise to make payment over time. In the latter case, the Company also recognizes upon invoicing the amount due as revenues of reclaimed product.

Costs of revenue

The costs of revenue fall into two categories -costs of service fees charged for services and costs of revenue from reclaimed products.

The costs of service fees refer to the production expenses incurred by the Company’s departments providing waste disposal services, which include the waste disassembly department, waste solvent recovery department, industrial waste water treatment department, waste storage, sorting and burning department, dangerous waste filling and burying department and common industrial waste filling and burying department. The costs include the direct labor cost, direct material and depreciation expenses and other miscellaneous expenses incurred by the foregoing departments.

The Company’s reclaimed products can be divided into main two categories - products reclaimed by sophisticated production means and at great expense in terms of labor, energy , depreciation; and products reclaimed by simpler means such as manual sorting. For the former, the costs of revenue from reclaimed products includes the copper sulfate and alloy cost sold, which consist of the purchase cost of wastes as raw materials, as well as the direct labor cost, depreciation expenses, and other expenses incurred by the Company. For the latter, the costs of revenue includes the cost of units recycled and sold, consisting of the purchase cost of wastes used for recycling.

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

4. Inventory

Our inventory at December 31 consists of raw materials and recycled commodities as follows:

	2006	2005
Raw materials	221,225	261,092
Recycled commodities	381,719	148,992
	602,944	410,084

5. Property and equipment

Property and equipment at December 31 consisted of the following:

	2006	2005
Land and building	$2,157,521	2,087,122
Machinery equipment	1,129,566	824,153
Office equipment	352,346	354,179
Vehicles	550,084	318,778
	4,189,517	3,584,232
Less: Accumulated depreciation	(1,502,899)	(1,162,326)
	$2,686,618	2,421,906

6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	December 31,
	2006	2005

Cumulative translation adjustment of foreign currency statements	$269,296	$157,196

7. Shareholders’ equity

On November 11, 2005, the Company entered into and consummated an Agreement and Plan of Merger (the “Merger Agreement”) with China Industrial Waste Management Ltd., a Delaware corporation (“Delaware”), the stockholders of Delaware, and Dalian Acquisition Corp., a Delaware corporation wholly-owned by the Company. In the merger, the stockholders of Delaware received 64,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock (the “Series A Stock”) in exchange for the outstanding shares of Delaware. Each share of Series A Stock was convertible into 10,000 shares of Common Stock. Since the Company did not have sufficient authorized but unissued shares of Common Stock to effect a full conversion of the Series A Stock at the effective time of the merger, the holders of the Series A Stock have agreed that they would not convert their shares of Series A Stock until the Company had sufficient available shares for a full conversion.

On March 9, 2006, the Board of Directors of the Company determined that it had made an error at a previous meeting held on June 13, 2005 in cancelling certain outstanding shares of common stock. To correct such error a total 6,983,400 pre-split shares of common stock were reinstated, as a result of which the total common shares outstanding increased from 7,773,841 pre-split to 14,757,241 pre-split.

On May 12, 2006, two amendments to the Company's Articles of Incorporation became effective. The amendments changed the name of the Company to China Industrial Waste Management, Inc. and effected a 1 for 100 reverse split of the Company's Common Stock. In the statement of shareholders’ equity, the reverse split has been treated as it happened at the beginning of 2005.

On May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to the Merger Agreement entered into on November 11, 2005. As this issuance is part of the 2005 recapitalization transaction, such shares are deemed to be outstanding from the beginning of 2005.

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

On August 22, 2006, the Company issued 96,566 shares to Jie Sun and Yunzhong Wu, respectively, as compensation for their services pursuant to the Merger Agreement consummated on November 11, 2005. This was accounted for as a cost of issuance. Since the issuance was connected with the reverse merger, the financial effect of the issuance had been reflected in the financial statements for the fiscal year ended December 31, 2005.

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

	Years Ended December 31,
	2006	2005

Income available to common stockholders	$2,441,428	$1,493,540

Diluted net income	$2,441,428	$1,493,540

Weighted average basic common shares outstanding	13,181,391	12,949,660

Basic net earnings per share	$0.19	$0.12

Diluted net earnings per share	$0.19	$0.12

As stated above, on May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to an Agreement and Plan of Merger entered into on November 11, 2005.

Since the issuance of additional 6,400,000 shares was caused by the Merger consummated on November 11, 2005, the issuance had been assumed outstanding in 2005 in the calculation of EPS.

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

11. Recently issued accounting pronouncements

In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FASB 159"), which requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. FASB 159 also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. FASB 159 is effective for us beginning January 1, 2008. We do not expect FASB 159 to have a material impact on our future results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We have not determined whether the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

12. Restatements

During the preparation of the financial statements for three and six months ended June 30, 2007, the Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of Securities and Exchange Commission regarding certain disclosures in the Company’s previously filed periodic reports. The Company determined that its asset retirement obligations (“ARO”) for landfills had not been properly accounted for and also that its  subsidiary, Liaoyang Dongtai, had not been consolidated while preparing the Company’s consolidated financial statements in accordance with GAAP contained in such reports.

The Company has therefore restated its consolidated balance sheet as of December 31, 2006 and 2005, its consolidated statements of income for years ended December 31, 2006 as well as 2005 and its consolidated statement of cash flows for years ended December 31, 2006 as well as 2005. The effects of the restatements are shown in the following tables.

Balance Sheet

	Original	Restated
	December 31,
ITEMS	2006	2006
Current assets
Cash and cash equivalents	$5,660,698	$5,713,925
Trade accounts receivable	151,144	151,144
Other receivables	50,789	35,999
Inventory	602,582	602,944
Advances to suppliers	374,046	374,046
Deferred expense	20,490	20,490

Total current assets	6,859,749	6,898,548

Investment	361,136	322,717
Property, plant & equipment	3,927,234	4,189,517
Less: Accumulated depreciation	(1,487,340)	(1,502,899)
Net property, plant and equipment	2,439,894	2,686,618
Construction in progress	202,974	202,974
Land usage right, net of accumulated amortization	1,524,319	1,524,319
Related party Receivable	231,793	231,793

Total assets	$11,619,865	$11,866,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92,255	$92,255
Tax payable	6,346	6,346
Deferred Sales	455,548	455,548
Accrued expenses	15,410	15,768
Other payable	181,136	283,981
Total current liabilities	750,695	853,898

Long-term debt
Asset retirement obligation liability for landfills	-	381,873

Total liabilities	750,695	1,235,771

Minority interest in subsidiary	1,086,917	1,083,022

Stockholders' equity
Common stock	13,221	13,221
Additional paid-in capital	1,952,634	1,952,634
Other comprehensive income	478,500	381,579
Retained earnings	7,337,898	7,200,742
Total stockholders' equity	9,782,253	9,548,176

Total liabilities and stockholders' equity	$11,619,865	$11,866,969

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

Balance Sheet

	Original	Restated
	December 31,
ITEMS	2005	2005
Current assets
Cash and cash equivalents	$2,944,179	$2,944,179
Trade accounts receivable	281,761	281,761
Other receivables	115,417	115,417
Inventory	410,084	410,084
Advances to suppliers	16,502	16,502
Prepaid expenses and other assets	22,304	22,304

Total current assets	3,790,247	3,790,247

Net property, plant and equipment	2,168,678	2,421,906
Construction in progress	220,474	220,474
Land usage right, net of accumulated amortization	1,509,159	1,509,159
Related party Receivable	281,851	281,851

Total assets	$7,970,409	$8,223,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$108,213	$108,213
Other payable	183,934	183,934
Total current liabilities	292,147	292,147

Long-term debt
Asset retirement obligation liability for landfills	-	344,691

Minority interest in subsidiary	767,826	758,680

Stockholders' equity
Series A preferred stock $.001 par value; 5,000,000 shares authorized, 64,000 shares issued and outstanding	64	64
Common stock: par value $.001; 90,000,000 shares authorized; 340,843 shares issued and outstanding	341	6,741
Additional paid-in capital	1,956,117	1,949,717
Other comprehensive income	158,953	112,283
Retained earnings	4,794,961	4,759,314
Total stockholders' equity	6,910,436	6,828,119

Total liabilities and stockholders' equity	$7,970,409	$8,223,637

As a result of the restatement on the balance sheet, total assets as of December 31, 2005 increased from $7,970,409, as originally reported, to $8,223,637, an increase of $253,228, the increase in total assets was mostly a result of a $253,228 increase in net property, plant and equipment resulting from the change in accounting for ARO liabilities pertaining to the Company’s landfill; total liabilities as of December 31, 2005 increased from $292,147, as originally reported, to $636,838, an increase of $344,691, arising from the change in accounting for ARO liabilities pertaining to the Company’s landfill; stockholders' equity as of December 31, 2005 decreased from $6,910,436, as originally reported, to $6,828,119, a decrease of $82,317; and minority interest in subsidiary decreased by $9,146, from $767,826 to $758,680.

Income Statements

	Original	Restated
	For Year Ended December 31,
ITEMS	2006	2006
Revenue	$6,383,233	$6,383,233
Costs of revenue (including depreciation)	1,782,397	1,822,657
Gross profit	4,600,836	4,560,576

Operating expenses
Selling expenses	599,691	599,691
General and administrative expenses	1,358,038	1,469,588
Total operating expenses	1,957,729	2,069,279

Income from operations	2,643,107	2,491,297

Other income (expense)

Interest income	25,319	25,397
Other income	206,031	206,030
Other expense	(11,803)	(11,803)
Total other income (expense)	219,547	219,624
Net income before minority interest and income tax	2,862,654	2,710,921

Income tax (benefit)	626	626

Net income after income tax	2,862,028	2,710,295

Minority interest	319,091	268,867

Net income	$2,542,937	$2,441,428

Foreign currency translation adjustment	319,547	269,296

Comprehensive income	$2,862,484	$2,710,724

Basic and diluted weighted average shares outstanding	13,181,391	13,181,391

Basic and diluted net earnings per share	0.19	$0.19

As a result of the restatement, net income for years ended December 31, 2006 decreased from $2,542,937, as originally reported, to $2,441,428, a decrease of $101,509, comprised of a $40,260 increase in cost of goods, a $111,550 increase in general and administrative expenses, and a $50,224 decrease in minority interest.

Income Statement

	Original	Restated
	For Year Ended December 31,
ITEMS	2005	2005
Revenue	$4,869,185	$4,869,185
Costs of revenue(including depreciation)	1,557,106	1,588,932
Gross profit	3,312,079	3,280,253

Operating expenses
Selling expenses	197,355	197,355
General and administrative expenses	1,695,685	1,695,685
Total operating expenses	1,893,040	1,893,040

Income from operations	1,419,039	1,387,213

Other income (expense)
Investment income	-	-
Interest income	26,728	26,728
Other income	564,293	564,293
Other expense	(14,764)	(14,764)
Total other income (expense)	576,257	576,257
Net income before minority interest and income tax	1,995,296	1,963,470

Income tax (benefit)	385,382	385,382

Net income after income tax	1,609,914	1,578,088

Minority interest	87,731	84,548

Net income	$1,522,183	$1,493,540

Foreign currency translation adjustment	158,953	157,196

Comprehensive income	$1,681,136	$1,650,736

Basic and diluted weighted average shares outstanding	12,949,660	12,949,660

Basic and diluted net earnings per share	$0.12	$0.12

As a result of the restatement, net income for the year ended December 31, 2005 decreased from $1,522,183, as originally reported, to $1,493,540, a decrease of $28,643, comprised of a $31,826 increase in cost of goods and a $3,183 decrease in minority interest.

Statement of Cash Flows

	Original	Restated
	For Year Ended December 31,
ITEMS	2006	2006
Cash flows from operating activities:
Net income	$2,542,937	$2,441,428
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	319,091	268,867
Depreciation and amortization	281,474	331,539
Bad debt allowance	-	5,146
Accretion expenses	-	25,226

Changes in operating assets and liabilities:
Accounts receivable	(104,070)	132,087
Inventory	(175,811)	(176,167)
Other receivables	(145,270)	81,908
Advance to suppliers	(125,575)	(8,883)
Prepaid expense	48,006	2,519
Accounts payable and other payables	-	73,083
Deferred sales	448,043	463,551
Tax payable	(19,691)	6,242
Net cash provided by operating activities	3,446,657	3,646,546

Cash flows from investing activities
Investment in subsidiary	(302,836)	(317,400)
Purchase of property and equipment	(580,224)	(477,351)
Construction contracts	-	(317,749)
Due from related party	-	35,267
Investment in subsidiary by minority holder	-	25,191
Net cash used in investing activities	(883,060)	(1,052,042)

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of exchange rate on cash	152,922	175,242

Net increase in cash and cash equivalents	2,716,519	2,769,746

Cash and cash equivalents, beginning of period	2,944,179	2,944,179
Cash and cash equivalents, end of period	$5,660,698	$5,713,925

As a result of the restatement, net cash provided by operating activities for the year ended December 31, 2006 decreased by $199,889 from $3,446,657 as originally reported, to $3,646,546; and net cash used in investing activities decreased by $168,982 from $883,060, as originally reported, to $1,052,042.

Statement of Cash Flows

	Original	Restated
	For Year Ended December 31,
ITEMS	2005	2005
Cash flows from operating activities:
Net income	$1,522,183	$1,493,540
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	87,731	84,548
Depreciation and amortization	214,200	297,262
Bad debt allowance	-	503
Accretion expenses	-	19,779

Changes in operating assets and liabilities:
Accounts receivable	(219,655)	(167,788)
Inventory	(524,537)	(400,678)
Other receivables	(269,175)	22,120
Advance to suppliers	152,699	115,872
Prepaid expense	(11,509)	(21,978)
Accounts payable and other payables	(277,122)	212,668
Tax payable	11,923	(145,057)
Net cash provided by operating activities	968,589	1,510,791

Cash flows from investing activities
Decrease in long-term investment	12,391	-
Purchase of property and equipment	(146,833)	(130,386)
Construction contracts	-	(54,335)
Due from related party	-	71,674
Proceeds on sale of equity investments	-	167,888
Net cash (used in) provided by investing activities	(134,442)	54,841

Cash flows from financing activities
Dividends distributed to shareholders	(205,300)	(724,638)
Net cash used in financing activities	(205,300)	(724,638)

Effect of exchange rate on cash	(57,053)	38,620

Net increase in cash and cash equivalents	571,794	879,614

Cash and cash equivalents, beginning of period	2,372,385	2,064,565
Cash and cash equivalents, end of period	$2,944,179	$2,944,179

As a result of the restatement, net cash provided by operating activities for the year ended December 31, 2005 increased by $542,202 from $968,589 as originally reported, to $1,510,791; and net cash used in investing activities decreased by $189,283 from $134,442, as originally reported, to a net cash provided by investing activities $54,841; and net cash used in financing activities increased by $519,338 from $205,300, as originally reported, to $724,638.

13. Related parties

Dalian Bofa Chemical Material Company (“Bofa”), a company controlled by the Company’s majority shareholder, sells part of the products recycled by Dongtai, the subsidiary of the Company. Our total sales to Bofa were $1,235,825 and $668,728 respectively, for the years ended December 31, 2006 and 2005.

14. Contingent liabilities

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

15. Subsequent events

On March 2, 2007, the Company purchased for $1,271,077, 49% of the equity of a newly formed company named Dongtai Organic Waste Treatment Company (“Dongtai Organic”). Dongtai Organic is a Build-Operate-Transfer (“BOT”) project, engaged in municipal sludge treatment. Dongtai Organic will operate for the next 20 years. The fees for treating sludge will be paid by the local government at a predetermined price on a periodic basis. The investment in Dongtai Organic will be accounted for using the equity method.

On July 14, 2007, Liaoyang Dongtai was dissolved and liquidated. Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai had a 60% interest in this subsidiary. Liaoyang Dongtai was located in Liaoyang, PRC and was engaged in the business of the collection, treatment, disposal and recycling of industrial wastes.

On July 16, 2007 Dongtai acquired an additional 62% of the equity of Dongtai Water, which was accounted for reorganization of entities under common control. Dongtai Water was incorporated in July 2006 and Dongtai acquired 18% of the equity of such company in such month. Dongtai Water is a BOTproject, designed to process polluted water generated by the city of Dalian.

In August 2007, Dongtai acquired 70% of the equity of Zhuorui from a related company, controlled by Mr. Dong Jinqing, the Chief Executive Officer and Chief Financial Officer of the Company, at the price of RMB7 million. The acquisition was accounted for as a reorganization of entities under common control. Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material.

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

21.1	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed by the Company on April 24, 2007.

31.1	Certification of Jinqing Dong in his capacity as the CEO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jinqing Dong in his capacity as the CFO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Date: January 30, 2008	By:	/s/ Dong Jinqing
Jinqing Dong, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dong Jinqing	Chief Executive Officer,	January 30, 2008
Jinqing Dong	Chief Financial Officer and Director

/s/ Jun Li	Director	January 30, 2008
Jun Li

/s/ Tong Wen	Director	January 30, 2008
Tong Wen