Form 10QSB/A
period 2007-03-31
China Industrial Waste Management Inc.
filed 2008-01-31
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

EXPLANATORY NOTE

China Industrial Waste Management, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the three months ended March 31, 2007, as filed with the Securities and Exchange Commission on May 17, 2007, solely to (a) amend and restate in its entirety Part II, Item 2. Management’s Discussion and Analysis or Plan of Operation and restate the financial statements of the Company as of March 31, 2007 and the three months then ended and (b) file as exhibits hereto currently dated certifications from our Principal Executive and Principal Financial Officer. Only the amended Item, financial statements and updated exhibits are being filed herewith. The restatement of the financial statements includes adjustments to the Company’s landfill related asset retirement obligations (“ARO”) and the consolidation of the Company’s subsidiary, Liaoyang Dongtai Industrial Waste Treatment Co., Ltd.., which was not consolidated in the financial statements of the Company and its subsidiaries filed with the original Quarterly Report on Form 10-KQB for the three months ended March 31, 2007 filed on May 17, 2007. These changes impacted previously reported net income, net income per share, total assets, total liabilities, shareholders' equity, and cash flows. No other changes are being effected by this filing. Therefore, information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
	Restated	Restated
ASSETS
Current assets
Cash and cash equivalents	$3,626,913	$5,713,925
Trade accounts receivable, net	258,823	151,144
Other receivables	13,091	35,999
Inventory	774,326	602,944
Advances to suppliers	3,901	374,046
Deferred expense	40,142	20,490
Tax receivable	6,398	-

Total current assets	4,723,594	6,898,548

Investment	1,592,925	322,717
Property, plant & equipment	4,250,965	4,189,517
Less: Accumulated depreciation	(1,631,047)	(1,502,899)
Net property, plant and equipment	2,619,918	2,686,618
Construction in progress	1,851,374	202,974
Land usage right, net of accumulated amortization	1,530,064	1,524,319
Related party Receivable	363,321	231,793
Total assets	$12,681,196	$11,866,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$236,455	$92,255
Tax payable	-	6,346
Deferred Sales	459,936	455,548
Accrued expenses	17,490	15,768
Other payable	118,722	283,981
Total current liabilities	832,603	853,898

Asset retirement obligation liability for landfills	392,492	381,873
Total liabilities	1,225,095	1,235,771

Minority interest in subsidiary	1,165,245	1,083,022

Stockholders' equity
Common stock: par value $.001; 95,000,000 shares authorized; 13,220,843 shares issued and outstanding	13,221	13,221
Additional paid-in capital	1,956,634	1,952,634
Other comprehensive income	440,347	381,579
Retained earnings	7,880,654	7,200,742
Total stockholders' equity	10,290,856	9,548,176

Total liabilities and stockholders' equity	$12,681,196	$11,866,969

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In U.S. dollars)
(Unaudited)

	For Three Months Ended March 31,
	2007	2006
	Restated	Restated
Revenue	$1,682,972	$1,551,437
Costs of revenue (including depreciation)	509,768	440,888
Gross profit	1,173,204	1,110,549

Operating expenses
Selling expenses	204,241	153,479
General and administrative expenses	217,160	253,037
Total operating expenses	421,401	406,516

Income from operations	751,803	704,033

Other income(expense)
Interest income	2,804
Other income	368
Other expense	(27)	(35)
Total other income (expense)	3,145	(35)
Net income before minority interest and income tax	754,948	703,998

Income tax (benefit)	-	-

Net income after income tax	754,948	703,998

Minority interest	75,036	70,400

Net income	$679,912	$633,598

Foreign currency translation adjustment	58,768	81,842

Comprehensive income	$738,680	$715,440

Basic weighted average shares outstanding	13,220,843	13,140,843

Diluted weighted average shares outstanding	13,220,843	13,140,843

Basic and diluted net earnings per share	$0.05	$0.05

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)

	2007	2006
	Restated	Restated
Cash flows from operating activities:
Net income	$679,912	$633,598
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	75,036	70,400
Depreciation and Amortization	122,186	81,993
Stock issued for services	4,000	-
Accretion expenses	6,916	6,225

Changes in operating assets and liabilities:
Accounts receivable	(105,857)	(157,391)
Inventory	(165,004)	(3,862)
Other receivables	23,175	62,157
Advances to suppliers	(1,843)	(333)
Deferred expense	(19,388)	10,201
Accounts payable and other payables	(24,598)	(158,110)
Accrued expense and deferred sales	1,565	-
Tax payable	(12,761)	53,695
Net cash provided by operating activities	583,339	598,573

Cash flows from investing activiies
Investment in subsidiary	(1,262,735)	(37,297)
Purchase of property and equipment	(21,019)	(155,427)
Construction contracts	(1,266,472)	(279,960)
Advances to related party	(128,851)	-
Repayment of advances to related party	-	34,811
Net cash used in investing activities	(2,679,077)	(437,873)

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of exchange rate on cash	8,726	23,961

Net increase (decrease) in cash and cash equivalents	(2,087,012)	184,661

Cash and cash equivalents, beginning of period	5,713,925	2,944,179
Cash and cash equivalents, end of period	$3,626,913	$3,128,840

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Stock issued for services	4,000	-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2006.

1. Nature of operations

The unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada Corporation formerly known as Goldtech Mining Corporation, (the “Company”) and its majority owned subsidiaries. Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”) was incorporated on January 9, 1991. As of March 31, 2007 Dongtai has three subsidiaries - Liaoyang Dongtai Industrial Waste Treatment Co. Ltd. (“Liaoyang Dongtai”), Dongtai Water Recycling Company (“Dongtai Water”) and Dongtai Organic Waste Treatment Company (“Dongtai Organic”). Dongtai is located in Economic and Technology Development Zone, Dalian, People’s Republic of China (“PRC”). Dongtai is engaged in the collection, treatment, disposal and recycling of industrial waste in China. The Company recovers all types of industrial wastes which can be used as raw material to produce chemical and metallurgy products. Dongtai also provides incineration, burial, and water treatment services. Dongtai also provides service for environment protection, technology consultation, pollution treatment, and waste managing process design.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, People’s Republic of China (PRC) and is engaged in the business of the collection, treatment, disposal and recycling of industrial wastes.

Dongtai Water Recycling Company was incorporated on July, 2006. Dongtai acquired 18% of the equity in such company. Dongtai Water is a Build-Operate-Transfer (“BOT”) project, designed to process polluted water generated by the city of Dalian.

On March 2, 2007, the Company purchased 49% of the equity of a newly formed company named Dongtai Organic Waste Treatment Company. Dongtai Organic is a BOT project, engaged in municipal sludge treatment. Dongtai Organic will operate for the next 20 years.

2.Basis of Presentation

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

3.Summary of Significant Accounting Policies

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

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as accretion expense, which is included in our Consolidated Statements of Operations.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	As of
	March 31, 2007	December 31, 2006
Asset retirement obligation liability for landfills	$392,492	381,873

Long-term investment

Invested company	Equity acquired	Balance as of March 31, 2007	Balance as of December 31, 2006
Dongtai Water	18%	$325,826	$322,717
Dongtai Organic	49%	1,267,099	0
Total		1,592,925	322,717

Long-term investments are recorded under the equity method.

Dongtai Water Recycling Company was incorporated on July, 2006. Dongtai acquired 18% of the equity in such company. Dongtai Water Recycling is a Build-Operate-Transfer (BOT) project, designed to process polluted water generated by the city of Dalian. Though the Company acquired less than 20% equity interest of Dongtai Water Recycling Company as of March 31, 2007, the other 82% equity interest of the invested company was held as of March 31, 2007 by Lida Environment Engineering Company, which is controlled by Mr. Dong Jinqing, CEO and CFO of the Company. In accordance with US GAAP, the equity method of accounting for the acquisition has been applied.

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

Intangible assets

Intangible assets consist of “Rights to use land and build a plant” for fifty years. The intangible assets are amortized straight-line over fifty years.The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Net intangible assets on March 31, 2007 were $1,530,064. Such assets consist entirely of a right to use land of $1,680,789 less accumulated amortization of $150,725.

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

Deferred sales refer to those for which fees have been collected, but for which the related treatment and disposal services have not been completely performed. The Company uses the fee rate and the amount of waste not treated to calculate the deferred sales. At March 31, 2007 deferred sales amounted to $459,936.

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

a.	Making up cumulative prior years’ losses, if any;

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

The Company has therefore restated its consolidated balance sheet as of March 31, 2007 and 2006, its consolidated statements of income for three months ended March 31, 2007 and March 31, 2006 and its consolidated statement of cash flows for three months ended March 31, 2007 and March 31, 2006. The effects of the restatements are shown in the following tables.

Balance Sheet

	Original	Restated
	March 31,
	2007	2007
ITEMS
Current assets
Cash and cash equivalents	$3,626,913	$3,626,913
Trade accounts receivable	258,823	258,823
Other receivables	13,091	13,091
Inventory	774,326	774,326
Advances to suppliers	3,901	3,901
Deferred expense	40,142	40,142
Tax receivable	6,398	6,398

Total current assets	4,723,594	4,723,594

Investment	1,592,925	1,592,925
Property, plant & equipment	3,986,672	4,250,965
Less: Accumulated depreciation	(1,607,983)	(1,631,047)
Net property, plant and equipment	2,378,689	2,619,918
Construction in progress	1,851,374	1,851,374
Land usage right, net of accumulated amortization	1,530,064	1,530,064
Related party Receivable	363,321	363,321

Total assets	$12,439,967	$12,681,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$236,455	$236,455
Tax payable	-	-
Deferred Sales	459,936	459,936
Accrued expenses	17,490	17,490
Other payable	118,722	118,722
Total current liabilities	832,603	832,603

Long-term debt
Asset retirement obligation liability for landfills	-	392,492

Total liabilities	832,603	1,225,095

Minority interest in subsidiary	1,180,371	1,165,245

Stockholders' equity
Common stock: par value $.001; 90,000,000 shares authorized; 13,220,843 shares issued and outstanding	13,221	13,221
Additional paid-in capital	1,956,634	1,956,634
Other comprehensive income	426,322	440,347
Retained earnings	8,030,816	7,880,654
Total stockholders' equity	10,426,993	10,290,856

Total liabilities and stockholders' equity	$12,439,967	$12,681,196

As a result of the restatement of the consolidated balance sheet as of March 31, 2007, total assets as of March 31, 2007 increased from $12,439,967, as originally reported, to $12,681,196, an increase of $241,229. The increase in total assets was mostly a result of a $241,229 increase in net property, plant and equipment resulting from the change in accounting for ARO liabilities pertaining to the Company’s landfill. Stockholders' equity as of March 31, 2007 decreased from $10,426,993, as originally reported, to $10,290,856, a decrease of $136,137. Minority interest in subsidiary decreased by $15,126, from $1,180,371 to $1,165,245.

Balance Sheet

	Original	Restated
ITEMS	December 31,
	2006	2006
Current assets
Cash and cash equivalents	$5,660,698	$5,713,925
Trade accounts receivable	151,144	151,144
Other receivables	50,789	35,999
Inventory	602,582	602,944
Advances to suppliers	374,046	374,046
Deferred expense	20,490	20,490

Total current assets	6,859,749	6,898,548

Investment	361,136	322,717
Property, plant & equipment	3,927,234	4,189,517
Less: Accumulated depreciation	(1,487,340)	(1,502,899)
Net property, plant and equipment	2,439,894	2,686,618
Construction in progress	202,974	202,974
Land usage right, net of accumulated amortization	1,524,319	1,524,319
Related party Receivable	231,793	231,793

Total assets	$11,619,865	$11,866,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92,255	$92,255
Tax payable	6,346	6,346
Deferred Sales	455,548	455,548
Accrued expenses	15,410	15,768
Other payable	181,136	283,981
Total current liabilities	750,695	853,898

Long-term debt
Asset retirement obligation liability	-	381,873

Total liabilities	750,695	1,235,771

Minority interest in subsidiary	1,086,917	1,083,022

Stockholders' equity
Common stock	13,221	13,221
Additional paid-in capital	1,952,634	1,952,634
Other comprehensive income	478,500	381,579
Retained earnings	7,337,898	7,200,742
Total stockholders' equity	9,782,253	9,548,176

Total liabilities and stockholders' equity	$11,619,865	$11,866,969

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

Income Statements

	Original	Restated
	For Three Months Ended March 31,
ITEMS	2007	2007
Revenue	$1,682,972	$1,682,972
Costs of revenue (including depreciation)	495,317	509,768
Gross profit	1,187,655	1,173,204

Operating expenses
Selling expenses	204,241	204,241
General and administrative expenses	217,160	217,160
Total operating expenses	421,401	421,401

Income from operations	766,254	751,803

Other income (expense)
Interest income	2,804	2,804
Other income	368	368
Other expense	(27)	(27)
Total other income (expense)	3,145	3,145
Net income before minority interest and income tax	769,399	754,948

Income tax (benefit)	-	-

Net income after income tax	769,399	754,948

Minority interest	76,481	75,036

Net income	$692,918	$679,912

Foreign currency translation adjustment	(52,178)	58,768

Comprehensive income	$640,740	$738,680

Basic and diluted weighted average shares outstanding	13,220,843	13,220,843

Basic and diluted net earnings per share	0.05	0.05

As a result of the restatement, net income for the three months ended March 31, 2007 decreased from $692,918, as originally reported, to $679,912, a decrease of $13,006, comprised of a $14,451 increase of cost of goods and a $1,445 decrease in minority interest.

Income Statements

	Original	Restated
	For Three Months Ended March 31,
ITEMS	2006	2006
Revenue	$1,551,437	$1,551,437
Costs of revenue (including depreciation)	438,778	440,888
Gross profit	1,112,659	1,110,549

Operating expenses
Selling expenses	153,479	153,479
General and administrative expenses	253,037	253,037
Total operating expenses	406,516	406,516

Income from operations	706,143	704,033

Other income (expense)
Other expense	(35)	(35)
Total other income (expense)	(35)	(35)
Net income before minority interest and income tax	706,108	703,998

Income tax (benefit)	-	-

Net income after income tax	706,108	703,998

Minority interest	70,611	70,400

Net income	$635,497	$633,598

Foreign currency translation adjustment	81,826	81,842

Comprehensive income	$717,323	$715,440

Basic and diluted weighted average shares outstanding	13,140,843	13,140,843

Basic and diluted net earnings per share	0.05	0.05

As a result of the restatement, net income for the three months ended March 31, 2006 decreased from $635,497, as originally reported, to $633,598, a decrease of $1,899, comprised of a $2,110 increase in cost of goods and a $211 decrease in minority interest.

Statements of Cash Flows

	Original	Restated
	For three Months Ended March 31,
ITEMS	2007	2007
Cash flows from operating activities:
Net income	$692,918	$679,912
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	76,481	75,036
Depreciation & amortization	114,574	122,186
Bad debt allowance	14,881	-
Stock issued for services	4,000	4,000
Accretion expenses		6,916
Changes in operating assets and liabilities:
Accounts receivable	(105,857)	(105,857)
Inventory	(165,004)	(165,004)
Other receivables	(158,947)	23,175
Advance to suppliers	(1,843)	(1,843)
Prepaid expense	(19,388)	(19,388)
Deferred sales	1,565	1,565
Accounts payable & other payables	(23,611)	(24,598)
Tax payables	(12,761)	(12,761)
Net cash provided by operating activities	417,008	583,339

Cash flows from investing activities
Equity investment	(1,210,634)	(1,262,735)
Purchase of property and equipment	(21,019)	(21,019)
Advances to related party	-	(128,851)
Construction contracts	(1,266,472)	(1,266,472)
Net cash used in investing activities	(2,498,125)	(2,679,077)

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of exchange rate on cash	47,332	8,726

Net increase in cash and cash equivalents	(2,033,785)	(2,087,012)

Cash and cash equivalents, beginning of period	5,660,698	5,713,925
Cash and cash equivalents, end of period	$3,626,913	$3,626,913

As a result of the restatement, net cash provided by operating activities for three months ended March 31, 2007 increased by $166,331 from $417,008 as originally reported, to $583,339; and net cash used in investing activities increased by $180,952 from $2,498,125, as originally reported, to $2,679,077.

Statements of Cash Flows

	Original	Restated
	For three Months Ended March 31,
ITEMS	2006	2006
Cash flows from operating activities:
Net income	$635,497	$633,598
Adjustments to reconcile net income to net cash
provided by operating activities:

Minority interest	70,611	70,400
Depreciation	86,113	81,993
Accretion expenses	-	6,225
Changes in operating assets and liabilities:
Accounts receivable	(157,389)	(157,391)
Inventory	(3,862)	(3,862)
Other receivables	209,517	62,157
Advance to suppliers	(138,935)	(333)
Prepaid expense	10,201	10,201
Deferred sales	(6,949)	-
Accounts payable & other payables	(158,108)	(158,110)
Tax payables	60,643	53,695
Net cash provided by operating activities	607,339	598,573

Cash flows from investing activities
Equity investment	(37,297)	(37,297)
Purchase of property and equipment	(155,425)	(155,427)
Repayment of advances to related party	-	34,811
Construction contracts	(141,355)	(279,960)
Net cash used in investing activities	(334,077)	(437,873)

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of exchange rate on cash	20,445	23,961

Net increase in cash and cash equivalents	293,707	184,661

Cash and cash equivalents, beginning of period	2,944,243	2,944,179
Cash and cash equivalents, end of period	$3,237,950	$3,128,840

As a result of the restatement, net cash provided by operating activities for three Months ended March 31, 2006 decreased by $8,766 from $607,339 as originally reported, to $598,573; and net cash used in investing activities increased by $103,796 from $334,077, as originally reported, to $437,873.

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

In November 2005, the Company, through its wholly-owned subsidiary, DonTech Waste Services Inc. (formerly, Dalian Acquisition Corp.), a Delaware corporation (“DonTech”), acquired 90% of the capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd., a corporation located in Dalian, the People’s Republic of China, or PRC (“Dongtai”). As a result of the acquisition, the Company is now engaged in the waste management business, and Dongtai currently represents the primary operations and business of the Company.

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

Revenues

	For three months Ended March 31,
	2007	2006

Service fees	837,063	1,041,157
Sales of cupric sulfate	388,333	292,459
Sales of other recycled commodities	457,576	217,821
Total	1,682,972	1,551,437

The Company had $1,682,972 in revenues for the three months ended March 31, 2007, an increase of 8.48% compared to the three months ended March 31, 2006. The Company had revenues of $1,551,437 for the three months ended March 31, 2006. The $131,535 increase is attributable to an increase in sale of recycled material (including cupric sulfate and other recycled commodities) which was partially offset by a decrease in service fees.

Service fee revenue for the three months ended March 31, 2007 was $837,063 which was 49.74% of total revenue for such three month period and a decrease of $204,094 or 19.6% from the $1,041,157 in service fee revenue we generated in the three months ended March 31, 2006. Service fee revenue accounted for 67.11% of our total revenue for the three months ended March 31, 2006.

Sales of recycled products were $845,909 or 50.26% of total revenue for the three months ended March 31, 2007. Sales of recycled products in the three months ended March 31, 2007 increased by $335,629 over the three months ended March 31, 2006 when such sales were $510,280 or 32.89% of our total revenue for such period. Sales of cupric sulfate increased by approximately 33%, from $292,459 in the three months ended March 31, 2006 to $388,333 in the three months ended March 31, 2007, while sales of other recycled products, such as organic solvents, plastic, aluminum and motor oil increased by $239,755 or approximately 110% in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Costs of revenue
	For three months Ended March 31,
	2007	2006

Cost of service fees	228,619	178,765
Cost of cupric sulfate	97,295	112,763
Cost of other recycled commodities	183,854	149,360
Total	509,768	440,888

The Company had cost of sales of $509,768 for the three months ended March 31, 2007, an increase of $68,880 or 15.62% compared to the three months ended March 31, 2006. The Company had cost of sales of $440,888 for the three months ended March 31, 2006.  The increase is attributable to the increase in revenue for the first quarter in 2007.

Costs related to providing services increased by $49,854 or 27.89% from $178,765 for the three months ended March 31, 2006 to $228,619 for the three months ended March 31, 2007. Costs related to producing recycled waste products increased by $19,026 or 7.26% from $262,123 for the three months ended March 31, 2006 to $281,149 for the three months ended March 31, 2007.

Operating Expenses

Total operating expenses for the three months ended March 31, 2007 increased by $14,885 to $421,401 from $406,516 for the three months ended March 31, 2006, an increase of 3.66%. The increase in operating expenses is principally attributable to increased selling expenses as the Company incurred expenses in connection with its expansion locally as well as in areas other than Dalian city.

Foreign Currency Translation

Foreign currency translation adjustments for the three months ended March 31, 2007 decreased to $58,768 from $81,842 for the three months ended March 31, 2006. This fluctuation is attributable to the revaluation of the Chinese currency against the U.S. dollar.

Net Income

Net income for the three months ended March 31, 2007 increased by $ 46,314 or 7.31% to $679,912 from $633,598 for the three months ended March 31, 2006. This increase is primarily attributable to the increase in revenues for the Company in the 2007 quarter.

Liquidity and Capital Resources

We have financed our operations and met capital expenditure requirements primarily through cash provided by operating activities, trade credit and equity financing.

As of March 31, 2007, the Company had cash and cash equivalents of $3,626,913, as compared to $5,713,925 at December 31, 2006. As of March 31, 2007, the Company had working capital of $3,890,991, as compared to $6,044,650 as of December 31, 2006.

Net cash provided by operating activities totaled $583,339 for the three months ended March 31, 2007, as compared to cash provided by the operations of $598,573 for the three months ended March 31, 2006. The $15,234 decrease was primarily attributable to a $161,142 cash outflow increase in inventory and a $ 133,512 cash outflow decrease in accounts payable and other payables.

Net cash used in investing activities was $2,679,077 for the three months ended March 31, 2007, as compared to net cash used in investing activities of $437,873 for the three months ended March 31, 2006. The $2,241,204 increase was primarily attributable to a $1,225,438 increase in equity investment in Dongtai Organic.

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

CHINA INDUSTRIAL WASTE MANAGEMENT INC.

Date: January 30, 2008	By:	/s/ Dong Jinqing
Dong Jinqing
Chief Executive Officer