Form 10-K
period 2007-12-31
China Industrial Waste Management Inc.
filed 2008-04-07
CIK 763846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Registrant’s telephone number, including area code 011-86-411-85811229

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes  ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $8,186,206 as of June 29, 2007.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 13,220,843 shares of common stock are issued and outstanding as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This report includes "forward-looking statements." You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain such words as "may," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcomes of contingencies and our future financial results. These forward-looking statements are based on current expectations and projections about future events.

Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, our actual performance may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein): the timing and magnitude of technological advances; the prospects for future acquisitions; the effects of political, economic and social uncertainties regarding the governmental, economic and political circumstances in the People’s Republic of China, the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their waste management requirements; the competition in the waste management industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel; our projected sales, profitability, and cash flows; our growth strategies; anticipated trends in our industries; our future financing plans; and our anticipated needs for working capital.

Forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for similar statements by certain existing public companies, does not apply to us because our stock is a “penny stock,” as defined under federal securities laws.

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate of US$1.00 = RMB7.3046 quoted by The People’s Bank of China as of December 28, 2007. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, its direct, wholly-owned subsidiary DonTech Waste Services, Inc. (“DonTech”) and DonTech’s majority owned subsidiaries, Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”), Dongtai Water Recycling Co. Ltd. (“Dongtai Water”), Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd.(“Dalian Lipp”) and, prior to its dissolution in July 2007, Liaoyang Dongtai Industrial Waste Treatment Co., Ltd. (“Liaoyang Dongtai”). The Company is in the process of dissolving DonTech, which serves as a holding company for the shares of the Company’s operating subsidiaries.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006.

PART I

ITEM 1. BUSINESS

Overview

China Industrial Waste Management, Inc., through its 90%-owned subsidiary Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dongtai”) and other indirect subsidiaries, is engaged in the collection, treatment, disposal and recycling of industrial wastes principally in Dalian, China and surrounding areas in Liaoning Province, China. The Company provides waste disposal solutions to its more than 400 customers from facilities located in the Economic and Technology Development Zone, Dalian, PRC. Dongtai treats, disposes of and/or recycles many types of industrial wastes, and recycled waste products are used by customers as raw material to produce chemical and metallurgy products. In addition, Dongtai and its subsidiaries treat or dispose of industrial waste through incineration, burial or water treatment; as well as provide the following to its clients:

•	environmental protection services,

•	technology consultation,

•	pollution treatment services,

•	waste management design processing services,

•	waste disposal solutions,

•	waste transportation services,

•	onsite waste management services, and

•	environmental pollution remediation services.

Industry Background and Market Opportunities

Rapid economic growth has resulted in China becoming the fourth largest economy in the world, and it is expected that the GDP of China will surpass that of Germany in the near future. However, in the face of this economic surge, it is believed that economic losses attributable to environmental pollution are causing a 10% offset to GDP growth in China.

The PRC state environmental protection administration (“SEPA”) observes that China suffers from significant environmental issues including:

•	A fragile ecological environment,

•	Inadequate laws and regulations on preserving ecological environment,

•	Inadequate investment on preserving ecological environment, and

•	Inadequate technological and information support for preserving ecological environment.

SEPA has indicated that it will take measures to strengthen ecological environmental protection in the PRC. According to SEPA, the worldwide environmental protection investment is approximately $600 billion, but the investment in China approximates only $24 billion, or approximately only 4% of the global investment. As a result, China has fallen behind in the development of its environmental protection industry.

In the Eleventh Five-year Plan, the PRC government has established the following three primary environmental protection goals:

•	Reduce total pollutants by 10%;

•	Decrease energy cost per unit of GDP by 20%; and

•	Decrease water cost per unit of industrial value added by 30%.

Assuming that these objectives are fulfilled, we estimate that the GDP of the environmental protection industry of China would double. In addition the central government has, for the first time, included an environmental protection index in its performance inspection system for local government. It is estimated that the environmental protection industry in China increases by 25% per year, and management believes that an environmental protection industry system is taking shape in China, and the industry has become a significant part of the state economy. By rough estimate, the industry will experience a 15%-20% compound rate increase during the Eleventh Five-year Plan, and the total GDP will reach RMB 880 billion (USD$12 billion) by the year 2010.

In the significant environmental and ecological protection market known as the “huge green cake,” it is anticipated that major roles will be undertaken by companies engaged in water treatment, air pollution control, and solid waste treatment and disposal. Dongtai also plans to expand operations into the water resource and recovery through its acquisition of operating subsidiaries. At present, the environmental protection industry in China is still early in its development; and centralized treatment and disposal facilities have been established in only a small number of coastal cities, such as Shenzhen, Shanghai, Hangzhou, Shenyang, Tianjin and Dalian. Therefore, management believes that the Company is well-positioned to perform a pivotal role in the implementation of the PRC’s Eleventh Five-year Plan.

Sources and Components of Revenues

Dongtai is licensed to conduct its industrial waste collection and disposal business by SEPA, which is an agency equivalent to the Environmental Protection Agency in the United States. Companies without this license are not permitted to conduct business related to industrial waste disposal and collection. The grant of the license is based upon the professional qualifications of the applicant’s staff and an evaluation of its management processes. Dongtai is licensed to dispose of hazardous waste by the province of Liaoning.

Our income is comprised of two components, i.e., solid waste treatment and disposal service fees and sales of valuable waste material and regenerated products. The following chart depicts these revenue producing components:

The following chart illustrates the constituents of fees as relates to 2007 solid waste treatment fees:

Our core 10 customers include Cannon Office Machine (Dalian), Toshiba (Dalian), Capstone Building Material (Dalian) and Konica (Dalian). Core customers and major customers account for 20% of all customers and 89% of total treatment fees, whereas 80% of all customers only contribute 11% to our revenues generated from waste treatment fees.

When an expanded centralized facility for waste treatment and disposal that has been approved by National Development and Reform Commission is completed, Dongtai’s capacity for waste treatment and recovery will be significantly improved. Management believes that as new companies with strong international reputations relocate to Dalian, Dongtai will be provided with the unique opportunity to participate in the environmental development of this growing region of China. We anticipate that the comprehensive growth rate with regard to waste treatment, sales of waste recovery and valuable material will exceed 25% in the next five years.

Business Activities

Solid waste collection and treatment: Dongtai collects solid waste from customers, and charges processing fees based upon the weight of the collected waste. Dongtai’s services include incineration, landfill, water treatment, transportation, packaging, analysis, storage, labor, depreciation of facilities, maintenance, chemicals, energy, management and taxes.

Sales of recovered products: Recovered products contain copper sulfate and organic solvent. The production and sales of alloy are performed by our subsidiary, Dalian Zhuorui Resource Recycling Company. Zhourui processes the recovered products and converts them into copper sulfate and organic solvents in a form that is desirable for use by companies engaged in chemical engineering, agriculture and mining. To date, demand for copper sulfate has exceeded the supply. The sales price for copper sulfate is affected by the supply of raw materials, product life span, product structure and production status. Organic solvent is generally used in chemical engineering and in the electronic industry. At present the resources are scattered and the volume is limited, but potential volume in the coming three years is expected to reach 3,000 tons per year.

Collection and sales of valuable material: Valuable material refers to material that can be reused after sorting or treatment, such as waste metal and waste plastic. This waste stream comes from general industrial waste. Dongtai sorts and treats the valuable material contained in industrial waste, and resells them based upon prevailing market prices. The following chart shows the valuable materials sold during fiscal 2007:

Category	Volume (tons)
Plastic	550
Waste oil	4,045
Waste iron	1,890
Valuable Metals	395
Waste Drum (size variable)	300,000 units
Other	2,430

Municipal waste water treatment: Inadequate investment has traditionally impeded the progress of environmental protection efforts in China. Over the long-term, the investment emphasis has been placed on industrial waste water treatment. However, more recently, the emphasis has been refocused to municipal waste water and solid waste pollution prevention. It is estimated that approximately $ 17 billion will be invested in building municipal waste water treatment facilities in order to realize the objectives of the Eleventh Five-year Plan.

Dongtai Water Recycling Co. Ltd (“Dongtai Water”) was incorporated in July 2006, when Dongtai acquired an 18% equity interest. On July 16, 2007 Dongtai purchased an additional 62% of the equity of Dongtai Water. Dongtai Water is a Build-Operate-Transfer (BOT) project, designed to process polluted water generated by the city of Dalian.

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

Organic Waste Treatment: Environmental protection has become a concern of both the public and the government in China. It is estimated that currently, the municipal sludge volume in Dalian is approximately 240 tons per day, and the volume will increase to 590 tons per day by the end of 2010. Dalian has no facility that can handle the current or expected volume of municipal sludge in the manner required by environmental standards. In order to address environmental issues triggered by municipal sludge, Dalian Government has approved the establishment of Dalian Dongtai Organic Waste Treatment Company (“Dongtai Organic”).

Dongtai Organic is the first sludge treatment plant designed and built in the mode of a BOT, with a projected term of operation of 20 years. The projected capacity of the plant is 28,000 cubic meters of methane per day, along with fermentation liquid and slag following processing. The project was commenced in April 2007; and commissioning is now scheduled to be completed in June of 2008. The plant is expected to become operational following performance testing and environmental protection evaluation. Based upon the anticipated sludge volume, the plant is expected to operate at full capacity by the end of 2010. As required by regulation, the government will supply raw material (municipal sludge), and pay processing fees to Dongtai Organic. Management believes that there is a significant market for municipal sludge and other organic waste treatment. We expect that Dongtai Organic will enhance technological capacity by introducing advanced technology and research to seize the opportunity. Dongtai owns a 49% interest in the Dongtai Organic BOT project.

Waste catalyst treatment and comprehensive reuse: Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”) was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. In August 2007, Dongtai acquired 70% of the equity of Zhuorui from a related company controlled by Mr. Dong Jinqing, our CEO, for a purchase price of RMB 7 million (approximately US$958,300). We believe that the acquisition of Zhuorui will improve the Company’s capacity as well as its profitability in treating waste catalyst. Since oil imported from the Middle-East and Russia is of high sulfur content, a catalyst has to be used in the refining process to remove sulfur, nickel, vanadium and other impurities. Excess catalysts, containing approximately 20% oil, cobalt, molybdenum, nickel and vanadium, are considered hazardous waste which must be properly controlled, treated and disposed of. At the same time, these heavy metals are important industrial materials with high recovery value.

Dalian is the national strategic oil storage and refining base. There are two large scale oil refining companies in Dalian, i.e., West Pacific Petrochemical Company (with a 10 million ton capacity) and Dalian Petrochemical Corporation (with a 20 million ton capacity). The total amount of spent catalyst produced by the two companies is approximately 30 million tons. Additionally, other refining plants in northeast China are reconstructing their facilities to address high-sulfur content oil. Upon completion of the reconstruction projects, the annual generation volume of spent catalyst is expected to reach 80-100 million tons.

Design and installation of environmental protection equipment and renewable energy equipment: On October 18, 2007, Dongtai entered into a Contract for Joint Venture Using Foreign Investment with Roland Lipp, Karin Lipp-Mayer and Minghuan Shan to establish a joint venture limited liability company in the People’s Republic of China. The joint venture entity, to be known as Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”), expects to conduct business in the Dalian Economic & Technical Development Zone. The business of the joint venture will be to design and install environmental protection equipment and renewable energy equipment and provide other technical support.

The agreement provides that the registered capital of Dalian Lipp will be $1,095,200, of which Dongtai is to contribute $821,400 in return for a 75% interest, and Roland Lipp, Karin Lipp-Mayer and Minghuan Shan are to contribute $109,520, $109,520 and $54,760, respectively. All contributions are payable prior to October 18, 2008, following receipt of a business license covering Dalian Lipp. The initial members of the Board of Directors of the new company will be Dong Jinqing (Chairman), Roland Lipp (Vice-Chairman), Tang Lijun, Li Jun and Minghuan Shan.

The following table describes the capacity of the various facilities used by the Company, both currently and following completion of planned expansion:

Nature of Service	Type of Facility	Description	Capacity*
			Existing	Post-Expansion
Solid waste treatment and disposal	Incinerator	Incineration Treatment	3,300 t/a	9,000 t/a
	Landfill	Disposal of Waste by Landfill	13,000 t	40,000 t
	Effulent Treatment System	Handling of Various Industrial Effluent	18,000 t/a	25,000 t/a
Resource recovery	Etchant Utilization System	Generation of Copper Sulfate from Etchant	2,000 t/a	——
	Waste Solvent Recovery System	Production of Industrial-Class Organic Solvent Products with Waste Solvent	1,000 t/a	3,000 t/a
	Valuable Metal Recovery System	Yielding of Valuable Alloy or Metal Oxide Products	5,000 t/a	10,000t/a
Collection and Sales of Valuable Material	Waste Sorting and Filtrating System	——	10,000 t/a	——
Municipal Sewage, Municipal Sludge Treatment	Sewage Treatment Plant Operation (BOT)	Municipal Sewage Treatment Plant Operation and Management	30,000 t/d	100,000 t/d
	Municipal Sludge Treatment Plant Operation (BOT Project)	Municipal Sludge Plant Operation and Management	400 t/d	600 t/d
Environmental Protection Equipment Manufacturing	Manufacturing and Sales of Lipp Tank	Sludge Fermentation-Tank and Auxiliary Equipment Manufacturing	——	——

* Key: t = tons; t/d = tons per day; t/a = tons annually.

Waste Treatment Systems

Dongtai operates proprietary and non-proprietary systems for waste treatment, disposal and recycling, including:

•	Electric Garbage Dismantling System

•	Organic Solvent Distillation Recycling System

•	Fluorescent Tube Treatment System

•	Organic Macromolecular Waste Destructive Distillation Cracking System

•	Treatment System for Catalyst Containing Valuable Metals

•	Waste Etchant Liquor Treatment System

•	Comprehensive Treatment System for Industrial Waste Water

•	Incineration System for Solid Waste

•	Hazardous Waste Landfill

•	Ordinary Industrial Solid Waste Landfill

Electric Garbage Dismantling System: After classification and dismantlement of photocopier ink cartridges and electric components of certain household appliances, the system can recover metal and plastic with high value and limit the amount of unrecyclable residual waste. Dongtai can also recycle metals from household electric appliances, such as TV picture tubes and treat the hazardous residual components such as phosphor and Freon so that such residual waste is rendered innocuous. The system was built in 1997 and includes a large disintegrator, electronic scale, oven, vacuum cleaner, decorticator and large goods elevator.

Organic Solvent Distillation Recycling System: Dongtai established the organic solvent distillation recycling system in 1992. This system includes a raw material storage tank, rectifying tower, and flashing tower. The system is capable of treating organic solvents including triclene, acetone, ethyl acetate, isopropyl alcohol, propylene glycol monomethyl ether methyl alcohol, methylbenzene, and cyclohexanone.

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

Fluorescent Tube Treatment System: Dongtai has developed a waste fluorescent tube treatment system. The system is able to safely dispose of fluorescent lighting tubes which contain harmful substances such as mercury. The system breaks the tubes under negative pressure, and absorbs and washes the harmful components such as mercury. The glass fragments and metal residue resulting from the treatment can then be recycled.

Organic Macromolecular Waste Destructive Distillation Cracking System: Canon Dalian Business Machines Co. Ltd is an enterprise established in Dalian by Canon (China) Co. Ltd. mainly to produce laser printer ink cartridges. The treatment of the residual powdered ink in used cartridges was problematic, so Dongtai developed for Canon a unique waste powdered ink destructive distillation pyrolysis treatment technique. This system can transform the waste powdered ink into fuel with a high calorific value. The residue can also be used to produce cement. The system was built in 1995 and is composed of destructive distillation cracking oven, heat exchange device and air storage tank. The system is able to treat photocopier and printer powdered ink, and organic macromolecular materials such as polystyrene, polypropylene resin, polycarbonate, rubber materials, and oil sludge.

Catalyst with Valuable Metals Treatment System: Petroleum refining enterprises produce a large amount of catalyst waste in production operations. The treatment system for catalysts containing valuable metals developed by Dongtai allows it to apply plasma technology to the comprehensive utilization and treatment of such hazardous waste. Through melting of waste in a plasma oven the system can extract from waste catalysts such rare metals as cobalt, nickel, molybdenum, vanadium, etc. The slag can be used as a raw material to produce cement. This technology has won the third prize of National Technology Advancement and is sponsored by the National Technology Innovation Funds for Small-and-Medium Sized Scientific and Technological Enterprise.

Waste Etchant Liquor Treatment System: This system includes a material delivery device, reaction vessel, and a filtering device. The system can process waste copper acid and alkaline etchants and produce copper sulphate through neutralization, acidification, and metathesis.

Industrial Waste Comprehensive Treatment System: The system includes a treatment tank, oil removal tank, reaction tank, precipitation tank, neutralization tank, absorption tank, filtering device and filter press. It is able to treat the ablution resulting from removing oil from the surface of metal, and grinding and cutting fluids resulting from machining.

Solid Waste Incineration System: The inappropriate handling of hazardous chemicals can trigger serious environment pollution. Dongtai has built an incineration system which includes a two-stage incineration stove, residual heat recovery system and residual gas discharge system which renders the gas innocuous. The major waste that can be processed through the system include: waste organic solvents, waste oil, waste glue liquor, and combustible solid industrial garbage. The system has met national standards and is automatically operated.

Hazardous Waste Landfill: The landfill has been built in accordance with PRC national construction standards. It has a double HDPE impermeable layer lining and percolating water collection system. After stabilization and solidification, the toxic and hazardous waste to be deposited in the landfill receives treatment rendering it innocuous. The system is able to handle all kinds of waste residue containing heavy metal and incinerate residues. The project covers an area of 112,350 square feet.

Landfill for Ordinary Industrial Solid Waste: The landfill for ordinary industrial solid waste has been built according to PRC national standards. It is equipped with a single layer anti-seepage pretreatment system and a collection system of percolating water. The landfill can process ordinary industrial Class 1 and Class 2 wastes.
Market and Customers

The major sources of industrial waste in the Dalian area are industrial enterprises, medical units, scientific research institutions and university laboratories. According to statistics from Dongtai, the amount of waste collected has been increasing every year. The amount in 2001 was 11,000 tons, 13,226 tons in 2002, 14,594 tons in 2003, and 18,460 tons in 2004, 26,425 tons in 2005 and 36,630 tons in 2006. Management of the Company estimates that the annual growth rate in the next ten years will be 20%. Approximately 52% of Dongtai’s revenue in the year ended December 31, 2007 was for waste collection, treatment and disposal services, and approximately 48% of such revenues related to recycling operations.

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

Dongtai has entered into solid waste disposal contracts with more than 400 companies, including such multinational companies such as Canon, Pfizer, Toshiba, Toto, Posco-CFM Coated Steel, Fuji, Wepec, Ryobi, TDK, YKK, and Panasonic. In the year ended December 31, 2007, Dongtai’s 10 largest waste disposal customers accounted for approximately 42% of Dongtai’s waste disposal revenues. The three largest waste disposal customers during 2007 were Dalian Pacific Multi-layer PCB Co., Ltd., Canon Dalian Business Machines Co., Ltd. and PetroChina Dalian Petrochemical Company Limited. No customer accounted for 10% or more of Dongtai’s revenues for waste treatment.

Dongtai’s ten largest suppliers of industrial waste used for recycling (which Dongtai generally purchases from suppliers and is required to collect and treat and dispose of waste residue at Dongtai’s sole expense) accounted for approximately 52% of the payments made by Dongtai for waste products in 2007. Canon Dalian Business Machine Co., Ltd. accounted for approximately 48% of the amount which Dongtai paid for waste in 2007 as part of its recycling operations.

Dongtai’s ten largest customers for recycled waste products accounted for approximately 70% of Dongtai’s sales of recycled products in 2007. Shenyang Hongyuan Mining Company and Hu Guoyuan accounted for approximately 25% and 7%, respectively, of Dongtai’s sales of recycled waste products in 2007.

Technology and Intellectual Property

Dongtai has established the Dongtai Industrial Waste Disposal Technology Center in conjunction with the Dalian University Institute for Ecoplanning and Development. The center currently has 22 professional engineers and 9 analysts. With cooperation from experts from Canada and the U.S.- based RPP International Consulting Company, the Center is focusing on research related to ecoplanning theory and policy, professional training, ecological efficiency evaluation and analysis of simulations.

Since its establishment, Dongtai has closely cooperated with scientific research academy and universities, such as Dalian Institute of Chemical Physics, the Chinese Academy of Sciences (Beijing) Mechanics Institute, Tsinghua University and Dalian University of Technology. Dongtai also participated in compiling the National Waste Disposal Criteria along with over 50 international enterprises such as China Electronics Engineering Design Institute, Intel (China) Co., Ltd., Motorola (China) Co., Ltd, and Dell (China) Co., Ltd.

In addition, Dongtai's research and development team specializes in environmental engineering, chemical engineering, water supply and drainage systems, surface treatment, biological engineering, metallurgy, machinery, electronics, and computer science. They provide significant input into the research of methods of treatment for industrial solid waste and comprehensive waste utilization. Dongtai has been recognized for its scientific achievements for business operations including:

•
Dongtai was awarded second prize of Dalian Technology Innovation for its system relating to the Comprehensive Utilization and Disposal of Waste Organic Solvents. The system has been listed as the "National Key Practical Technology for Environmental Protection" by the Ministry of Science and Technology and the State Administration of Environmental Protection of the PRC;

•	The Destructive Distillation Thermal Cracking of Powdered Ink;

•	The Safety Landfill of Hazardous Waste;

•	Pyrolysis Incineration Stove;

•	The Innocuous Treatment of Cyanide;

•	The Comprehensive Utilization of the Waste Etchant Liquor from PCB industry;

•
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

•	The Treatment of PCB Industry's Waste Liquid containing heavy metal;

•	The Disposal of Medical Refuse;

•	The Disposal of Waste Batteries;

•	The Innocuous Treatment of Arsenic Compound;

•	The Wet Oxidation of High Concentration Organic Waste;

•	The Disposal of Ordinary Industrial Waste; and

•	The Comprehensive Utilization and Innocuous Treatment of Electric Waste.

Dongtai has been granted four patents covering waste disposal systems and techniques by the PRC Patent Office, and two additional patents remain the subject of applications. The following table identifies those patents and applications:

Status	Description	Patent Number	Date Applied For	Grant Date	Date Expires
Granted	The Disposal of Powdered Ink Waste from Copy Machines	ZL 01 1 27963.X	7/20/01	7/7/04	7/6/24

Granted	Consecutive Destructive Distillation Stove	ZL 200420069745.5	7/9/04	7/13/05	7/12/15

Granted	Plasma Fusion Pyrolysis Device	ZL 200420069742.1	7/9/04	7/20/05	7/19/05

Granted	The Disposal of Waste Catalyst	ZL 200410021093.2	1/20/04	1/17/07	1/16/27

Application Accepted	Method and Equipment For High-Efficiency Solid-Liquid Separation Under High Pressure	ZL 200610046723.0	5/26/06

Application Accepted	Method for High-Efficiency Solid-Liquid Separation Under High Pressure	ZL200620091047.4	5/26/06

Operating Strengths and Strategy

We believe that we have a qualified and experienced management team and staff who possess strong technical capabilities and who specialize in project management, project design and research and development in relation to the waste treatment and disposal industry. Most of our senior management possess degrees or senior technical qualifications and have strong technical expertise and are professionally trained.

We place great emphasis on technical research and development, and typically set up research and development teams for specific projects to handle design, development and improvement. For example, our personnel have made innovations in our methods of oil sludge extraction, our waste toner dry distillation system, our etchant recycling system and in the methods we employ for solid waste incineration. We also keep monitor recent developments in water treatment technology through advisors and consultants who are experts in the waste treatment industry. We believe that our management experience and our strong technical capabilities provide us with a competitive edge over our competitors.

We also believe that our good track record and the goodwill that we have established in developing and operating industrial waste treatment systems provide us with an advantage over our competitors. Our experience and technical expertise have contributed to our being awarded various operating certificates by different environmental institutions, including certifications of Operation on Environmental Protection Facilities and Comprehensive Operation on Hazardous Waste. We believe that these certificates will strengthen our ability to tender for BOT (Build-Operate-Transfer) projects with the municipal government.

We also believe that we are an industry leader in our operation of quality of waste processing facilities, and following completion of an expansion project of current facilities, which we anticipate to be completed by the end of 2008, we will have ample capacity to handle the significant increases in demand for our waste treatment services that we anticipate will occur.

Our strong, long-term relationships with Dalian University of Technology and Anshan Coking and Refractory Engineering Consulting Corporation MCC provide important technical support in design and project execution, such as the production of biogas from sludge. We also believe that we have a good relationship with the government of the city of Dalian, and that the presence of our facilities has contributed to the city of Dalian being able to attract major companies. As a result, the local government has awarded us significant financial aid such as an Innovation Fund of Medium or Small Science and Technology Enterprise grant.

We anticipate that by providing flexible and customized quality services, in accordance with advanced environmental protection standards, we will continue to enjoy a high degree of customer satisfaction and loyalty. We maintain close and long-term relationships with clients, many of which have been clients since our company was founded in 1991.

The threshold of capital requirements for entering the waste water treatment segment and the initial capital investment of waste water treatment facilities and projects, especially BOT projects, is relatively high. Based on our good track record and relationships with the local Dalian government, we believe we are capable of obtaining sufficient capital resources to fund our operation of projects and expansion plan. One of the key factors our potential customers evaluate is financial stability. We believe our ability to demonstrate consistently strong financial performance will continue to differentiate our company and provide a competitive advantage in winning new contracts and renewing existing contracts.

Our business strategy is aimed at increasing revenue and earnings through profitable growth and improving returns on invested capital. The components of our strategy include: (1) placing emphasis on the commercialization of solid waste treatment; (2) our expansion into municipal sewage and sludge treatment BOT projects; (3) managing our businesses locally with a strong operations focus on customer service; (4) entering into new geographic markets in China; and (5) maintaining our financial capacity and effective administrative systems and controls to support on-going operations and future growth. We are evaluating growth in our solid waste treatment operations through opportunities to cooperate with prominent domestic or overseas partners and attempt to integrate customer groups (for example, the refinery industry), to realize resource optimization. We also plan to seek new BOT projects and acquire interests in existing projects.

Government Regulation

The industrial waste treatment business is still in its nascent stages in China. There are only a few coastal cities and several major cities in industrialized regions that have built or even plan to build industrial waste treatment facilities.

The industry has high barriers to entry due to the central government's strict licensing requirements. Both SEPA and local bureaus of environmental protection license and regulate companies engaged in waste disposal and treatment. The requirements for licensing have become stringent and applicants must demonstrate, among other things, that they have a sufficient operating history and a sufficient number of professional technicians, as well as compliance with national and local environmental standards.

The State has also adopted Measures for the Administration of Permit for Operation of Dangerous Wastes (“Measures”). The Measures are intended to strengthen supervision and administration of activities relating to the collection, storage and disposal of dangerous wastes, and preventing dangerous wastes from polluting the environment.

Dongtai has been awarded an Environmental Protection Facility Operation License by SEPA. In addition, pursuant to the Measures, Dongtai has received a Permit for the Operation of Dangerous Wastes by the local Bureau of Environmental Protection.

The Company believes that it currently complies with all licensing requirements relating to its business operations. However, there is no assurance that the central or local governments will not adopt new regulations or licensing requirements that will make it more difficult for Dongtai to operate in the environmental protection industry.

Competition

There are several large companies in China that engage in providing solid waste recycling services, the recovery and treatment of waste materials, the production and sale of recycled products, the operation of environmental protection facilities (BOT) and/or the manufacture of environmental protection equipment. In addition to Dongtai, these companies include Shenzen Dongjiang Environmental Co., Ltd., Tianjin Hejia Veolia Environmental Service Co., Ltd., Hangzhou Dadi Environmental Protection Co., Ltd. and Shanghai Solid Waste Disposal Center. However, only Dongtai and Shenzen Dongjiang provide the full range of these services, and only Dongtai in Dalian and Liaoning Province.

Within Liaoning Province, our principal competitors are Liaoning Zhen Xing, a state-owned environmental concern, primarily serving Shenyang and the surrounding area, and Liaoning Muchang Solid Waste Disposal Co., Ltd., a private solid waste disposal company also serving Shenyang and the surrounding area. Within Dalian, our principal competitor is Dalian Pingan Environmental Protection, a smaller-capacity, private enterprise, primarily dealing with hazardous waste.

We believe that we enjoy a competitive advantage over other companies engaged in the environmental protection industry, including:

•
Reputation - Dongtai has established itself as the leading environmental protection company in Liaoning Province, and an industry leader in all of China. Government officials have consulted with Dongtai when drafting environmental protection legislation. Dongtai’s expanded facility has been included in the current national centralized hazardous waste disposal facility plan established by the National Development and Reform Commission.

•
Broad and Diversified Customer Base - Dongtai has a diverse customer base including some 400 companies engaged in private enterprises, municipal institutions and universities, including Canon, Pfizer, Toshiba and Panasonic. Management anticipates that as additional large multinational companies locate in Liaoning Province, Dongtai will be their natural choice to provide environmental services. Dongtai holds both national and provincial operating permits.

•
Long-term Stable Relationships - Dongtai has a 17-year operating history and is committed to maintaining its customers by providing high quality products and services. Some of Dongtai’s customers, including Canon and Pfizer, have continuously engaged Dongtai’s services since it commenced operations in 1991, and others such as Goodyear, have used Dongtai’s services for over ten years.

•
Comprehensive Services - Dongtai provides a comprehensive array of services including solid waste treatment, waste collection and transportation, environmental protection services, storage to landfill and on-site management. The broad range of services we offer allows us to customize a package of services to meet the needs of the large clients that we service.

•
Advanced Technologies - Dongtai designs and develops proprietary processes and technologies for use in providing its services. It has been awarded four patents in the PRC covering solid waste disposal and treatment processes, and two additional patent applications are pending. Dongtai, in conjunction with the Dalian University Institute for Ecoplanning and Development, has established and operates the Dongtai Industrial Waste Disposal Technology Center. Dongtai also cooperates with experts in Canada and the United States to conduct research concerning ecoplanning theory and policy, ecological efficiency evaluation and related activities, with the support of the Dalian University of Technology.

•
Experienced Management and Sound Management System - Dongtai’s senior management has extensive experience in environmental protection. Mr. Dong Jinqing, our Chief Executive Officer, founded Dongtai in 1991, and has over 17 years experience in the field of environmental protection. Dongtai was one of the first companies to be granted a permit for the operation of environmental protection equipment by the State Environmental Protection Administration, and license to operate hazardous waste treatment and disposal facilities by the Liaoning Environmental Protection Bureau.

In addition to the competitive advantages we believe we enjoy, there are barriers to entering the solid waste and environmental services market, including:

•	Substantial capital investment required;

•	Retaining qualified management is difficult;

•	Difficulties in developing a customer base;

•	The need for government licenses and permits; and

•	Advanced technologies are difficult to develop.
.
Notwithstanding our competitive advantages and the barriers to entering the marketplace, there is no assurance that we will remain a competitive force in our industry, or that we will operate on a profitable basis.

Employees

As of December 31, 2007 the Company had 313 full-time employees, of which 55 are management and supervisory personnel, 18 are technicians and 240 are assembly line workers.

The Company has not experienced any work stoppages and it considers relations with its employees to be good. The Company anticipates hiring additional employees as it increases production and collection of waste materials.

Company History

The Company was originally incorporated as a Delaware corporation in 1987 under the name of Egan Systems, Inc. In late 1987, the Company acquired ENVYR Corporation as a wholly owned subsidiary and established its headquarters in Raleigh, North Carolina. From 1987 to 2003, the Company was primarily engaged in the business of developing, selling and supporting computer software products, particularly products related to the COBOL computer language.

In October 2003, the Company acquired a group of 35 mining claims from Goldtech Mining Corporation, a Washington Corporation. In November, 2003, the Company acquired the remaining mining claims of Goldtech Mining Corporation. In connection with the acquisitions, the Company changed its name to Goldtech Mining Corporation and re-domiciled to the State of Nevada.

Following these acquisitions, the Company operated in two lines of business: (a) the exploration and development of potential mining properties, and (b) the development, marketing and support of computer software products and services. In September 2004, the Company sold its computer business and adopted a business plan to focus exclusively on its mining exploration business. By September 2005, the Company had ceased active mining operations as a result of its loss of contractual mining rights in Spain.

In 2005 the board of directors of the Company decided to pursue other business opportunities. In November 2005, the Company acquired a 90% indirect ownership interest (through a wholly owned Delaware subsidiary of the Company known as DonTech Waste Services Inc., which was originally known as Dalian Acquisition Corp.) in Dongtai, in a reverse merger transaction. Dongtai had been founded on January 9, 1991 as a limited liability company under the PRC laws, with a total registered capital of $250,000.

As a result of the reverse merger, Dongtai became a joint venture with foreign investment under the laws of the PRC, with a total registered capital of $2.3 million. The formation of the joint venture was approved by Dalian Industry and Commerce Bureau, and the term of the joint venture is 12 years. A new business license was issued to Dongtai on October 10, 2005, and the registered capital has been fully paid as of April 2007.

We are in the process of dissolving DonTech Waste Services, Inc., at which time Dongtai will become a direct 90%-owned subsidiary of China Industrial Waste Management, Inc.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.

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

We rely on our governmental permits to operate our business in Dalian, China and the loss of the permits would have a material adverse impact on our business.

Only those companies who have been granted a special operating license issued by the national and local governments are permitted to engage in the industrial waste treatment and disposal business in China. Dongtai's expansion project has been listed as one of the 31 items of the Hazardous Waste and Medical Waste Treatment Facility Construction Program approved by State Environmental Protection Administration. The national and local governments have strict requirements regarding the technology which must be employed and the qualifications and training of management of the licensee which must be maintained. Either the national or local government could determine at any time that we do not meet the strict requirements of technology or management and revoke our permit to engage in the industrial waste business in China. The termination of our licenses to operate would have a material adverse impact on our revenue and business.

If we fail to introduce new services or our existing services are not accepted by potential customers we may not gain or may lose market share.

Our continued growth is dependent upon our ability to generate more revenue from our existing customers, obtain new customers and raise capital from outside sources. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of additional facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. For example, our 90% owned subsidiary, Dongtai, has entered into agreements with respect to the construction of two BOT (Build-Operate-Transfer) Projects in Dalian, China - a municipal sewage treatment facility and a sludge treatment and disposal facility. We estimate that Dongtai’s aggregate investment in such projects will be 35 million RMB (approximately $4.6 million) for an 80% interest in Dongtai Water Recycling Company, which intends to operate a municipal sewage treatment plant, and 63.21 million RMB (approximately $8.31 million) for a 49% interest in Dongtai Organic Waste Treatment Company, which intends to operate a municipal sludge treatment and disposal facility. We anticipate that we will also require approximately 120 million RMB (approximately $15.8 million) in order to fund the expansion project relating to upgrade of Dongtai’s existing waste processing facilities, as well as approximately 44 million RMB (approximately $5.8 million) to satisfy its investment needs required by in Dalian Zhuorui Resource Recycling Co., Ltd., in which Dongtai own a 70% interest. We anticipate that the total funding include expenditures mentioned above that we will require to finance the construction and installation of additional facilities and to obtain additional equipment for Dongtai to accommodate a sharp increase in demand for its waste management services and more stringent regulatory criteria in environmental management, as well as to strengthen our presence outside of Dalian, China, through investment and/or acquisition is approximately 320 million RMB (approximately $42.1 million) . We anticipate that such funding will be provided from bank loans, equity financing and internally generated funds.

It is likely that we will invest in additional projects, although no such projects have been identified by us at this time. In the future we may be unable to obtain the necessary financing for our capital requirements on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

•	our financial condition and results of operations;

•	the condition of the PRC economy and the industrial waste treatment industry in the PRC, and

•	conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

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

Our continued growth is dependent upon our ability to generate more revenue from our existing customers, obtain new customers and raise capital from outside sources. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of additional facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

•	our financial condition and results of operations,

•	the condition of the PRC economy and the industrial waste treatment industry in the PRC, and

•	conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

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

Our success to date has been largely due to the contributions of our executive officers. The continued success of our business is very much dependent on the goodwill that they have developed in the industry over the past years. Our continued success is dependent, to a large extent, on our ability to retain the services of our executive officers. The loss of any of our executive officers’ services due to resignation, retirement, illness or otherwise without suitable replacement or the inability to attract and retain qualified personnel would affect our operations and may reduce our profitability and the return on your investment. We do not currently maintain key man insurance covering our executive officers.

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

Our 90% owned subsidiary, Dongtai, has begun to invest capital in BOT projects which require high up-front capital expenditures. For example, Dongtai has entered into agreements to invest in Dongtai Water Recycling Company, which is constructing and will operate a municipal sewage treatment facility in Dalian, China and Dongtai Organic Waste Treatment Company, which is constructing and will operate a sludge treatment and disposal facility in Dalian, China. We estimate that Dongtai’s aggregate investment in such projects will be 21.0 million RMB (approximately $3,968,500), of which 18.48 million RMB (approximately $2,378,700) had not been funded as of the date of this annual report). Our returns from BOT projects are derived from fees paid by the PRC government and such BOT projects are able to generate a steady and recurring source of income for us over a sustained period of time between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize. In addition, our lack of experience in administering BOT projects may negatively impact our ability to successfully manage the projects we have undertaken.

Risks Related to Doing Business in the PRC

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our services and recycled products.

Our PRC subsidiaries are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries in China. As a result of our holding company structure, we rely primarily on dividend payments from our subsidiaries. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

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

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 11.8% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as “SPC,” intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

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

Risks Related to Our Common Stock

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 79% of our outstanding common stock of CIWT. Dong Jinqing, our Chairman, President and Chief Executive Officer, beneficially owns 9,847,900 shares (approximately 75%) of our outstanding common stock. As a result, Mr. Dong is and will continue to be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Mr. Dong’s interests may differ from other stockholders. Additional information relating to the beneficial ownership of our securities is contained elsewhere in this report under “Security Ownership of Certain Beneficial Owners and Management.”

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

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our Company and stockholders to the maximum extent permitted under Delaware corporate law. Our By-laws also require us to indemnify our directors to the maximum extent permitted by Delaware corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Dongtai's principal executive offices are located at No. 1 Huailu West Road, EDT Zone. Dalian City, China 11660. In addition, Dongtai utilizes the following properties:

Address	Function	Area (square ft)
No.1, Dakai Huaihe West Road	Office building and electric	90,233
	waste disposal area

No.27, Dakai Huaihe West Road	Processing workshop of waste	19,698

No. 100, Dakai Tieshan West Road No. 27	Processing workshop of waste catalyst, waste water processing station	72,588

No.6 District, Haiqing (Outside the Northwest wall of Xitai Oil Refinery Plant)	Hazardous waste safe landfill	112,350

Flame-retardant Plant of Xiaowang Tuanyuan Development Zone	Hazardous waste incineration field, waste classification and storage field	214,000

Qianguan Village, Ganjinzi District	Industrial solid waste landfill	107,000

No. 85, Dagu Hill	Project under construction	685,424

1709 Hogyuan Mansion, 23 Renmin Road, Zhongshan District	Office of Chief Executive Officer	3,003

All of the above facilities, except 1709 Hogyuan Mansion (which is owned by the Company’s Chairman and is currently being provided to the Company free of charge) are owned by Dongtai and none are subject to a mortgage.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On September 14, 2006, the Alberta Securities Commission(“ASC”), Canada, citing Goldtech Mining Corporation, 2006 ABASC 1690, under Securities Act, R. S. A. 2000, c. S-4 (the "Alberta Act"), provided notice to the Company, Glen Lochton Management Inc., and certain other individuals (collectively, "Respondents") that a hearing will be held on certain allegations that Respondents breached subsection 75(1) and 110(1) of the Alberta Act by trading and distributing securities of the Company in Alberta without registration or a prospectus or had appropriate exemption from the prospectus requirement, wherein such failure was contrary to the public interest. On October 27, 2006, the hearing was scheduled for March, 2007. On February 6, 2007 the ASC discontinued without prejudice the action against the Company and we understand that the ASC will proceed against the other Respondents.

On August 9, 2006, the Company was served with a Summons and Complaint, in an action filed in the Superior Court of Washington, Kings County, entitled Don Moroz and Glen Lochton Management Inc. v. Tolan Furusho, Columbia State Bank, Goldtech Mining Corporation, a Nevada Corporation, Goldtech Mining Corporation, a Washington corporation, Tracy Kroeker, Ralph Jordan, Jack Laskin, Nancy Egan, Richard Smith, and Beverlee Claydon a/k/a Beverlee Kamerling. The plaintiffs claim to be victims of a failed "pump and dump" penny stock scheme. On October 9, 2007, the Company entered into a settlement agreement with the plaintiffs under which the settlement consideration was paid by a stockholder of the Company, and not by the Company. On October 11, 2007, The Honorable Nicole MacInnes of Kings County Superior Court signed an Order of Dismissal, with prejudice, thereby dismissing this lawsuit as against the Company.

On March 6, 2006, a lawsuit was filed against the Company entitled Tolan S. Furusho v. Goldtech Mining Corp., Case No.: 06-A-518343-B, in the District Court, Clark County, Nevada. The plaintiff claims that he is the sole director of the Company, alleging that he was improperly removed as a director. On October 9, 2007, the Company entered into settlement agreement and general release of the claims wherein all claims of the plaintiff and the Company against each other were settled and released for the payment of cash and shares of common stock of the Company to the plaintiff. A third party and not the Company paid the settlement consideration. On November 5, 2007, The Honorable District Court Judge Elizabeth Gonzalez of District Court, Clark County, Nevada signed an Order of Dismissal, with prejudice, thereby dismissing this lawsuit as against the Company.

The Company is not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters.

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “CIWT.”

On March 27, 2008, the closing price for the common stock of the Company was $1.85 per share. The following table sets forth the high and low prices of the Company’s common stock, as reported by the OTCBB for each quarter since January 1, 2006. All information has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2006	$0.18	$0.05
June 30, 2006	$2.50	$0.07
September 30, 2006	$2.60	$2.50
December 31, 2006	$2.60	$0.51

March 31, 2007	$9,00	$1.50
June 30, 2007	$2.95	$1.48
September 30, 2007	$4.00	$1.95
December 31, 2007	$4.50	$2.15

As of March 31, 2008, there were 13,220,843 shares of our common stock issued and outstanding, and there were approximately 232 holders of record of our outstanding shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

The Company issued no unregistered securities during the year ended December 31, 2007. However, on February 4, 2008, the Company entered into a Business Advisory Agreement with Newbridge Securities Corporation. Under the Agreement, which is for a term of one year (subject to renewal on mutual agreement of the parties), Newbridge will provide the Company with business and financial advice and consulting services, and the Company will pay Newbridge a fee equal to $60,000 (payable at the rate of $5,000 per month). The Company also agreed to issue Newbridge (a) 200,000 shares of common stock at $.0001 per share and (b) five-year options to purchase 300,000 shares, 75,000 of which are exercisable at $3.50, 75,000 at $4.00, 75,000 at $4.50 and 75,000 at $5.00. The shares are to be earned at the rate of 50,000 shares at the time of execution of the agreement, with an additional 50,000 being earned each 90 days thereafter. The Company will record an expense in an amount equal to the fair market value of the shares on each date on which the shares are to be issued. The options are to be earned in four equal tranches of 75,000 options each (consisting of options to purchase 18,750 shares at $3.50 per share, options to purchase 18,750 shares at $4.00 per share, options to purchase 18,750 shares at $4.50 per share and options to purchase 18,750 shares at $5.00 per share) commencing on execution of the Agreement and each 90 days thereafter.

Newbridge has such knowledge and experience in business and financial matters that it is able to evaluate the risks and merits of an investment in the Company and the certificates evidencing the shares and options issuable to Newbridge will bear a legend restricting their transferability absent registration or the existence of an available exemption from registration. The securities were issued to Newbridge in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. As of the date of this report, 50,000 shares have been earned and are due to be issued to Newbridge under its Agreement with the Company; however, such shares have not yet been issued and are, therefore, not shown as issued and outstanding in this report.

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

•	Making up cumulative prior years’ losses, if any;

•
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

•
Allocations of 5 -10% of income after tax, as determined under PRC accounting rules and regulations to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

•	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2006 Equity Incentive Plan which is our only equity compensation plan as of December 31, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	0	N/A	2,500,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	2,500,000

(a) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 10 million shares. Inasmuch as the number of outstanding shares as of January 1, 2008 was 13,220,843, the number of shares covered by the 2006 Equity Incentive Plan increased by 1,322,084 shares to 3,822,084 shares.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in this report. Readers should also carefully review the risks and uncertainties described elsewhere in this report under “Risk Factors.”

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. The forward-looking statements are based on the current expectations of management and are subject to certain risks, uncertainties and assumptions, including those described elsewhere in this report under “Risk Factors.” Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them. Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, in which we discuss in greater detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all of the risks and uncertainties that could affect us.

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

In November 2005, a Delaware corporation known as China Industrial Waste Management, Inc. (“CIWM Delaware”) acquired 90% of the issued and outstanding capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dongtai”) from the shareholders of Dongtai in a reverse merger transaction in which the Dongtai shareholders became the owner of all of the issued and outstanding shares of CIWM Delaware. As a result of the reverse merger, Dongtai became a joint venture with foreign investment under the laws of the PRC, with a total registered and paid-in capital of $2.3 million. The exchange of shares with the Dongtai shareholders was accounted for as a reorganization between entities under common control with CIWM Delaware as the receiving entity, as prescribed by Appendix D of SFAS 141. The accounts of both entities were combined at their historical cost basis, resulting in no gain, loss, or goodwill. The combination was essentially a recapitalization of Dongtai.

On November 11, 2005, China Industrial Waste Management, Inc., a Nevada corporation (f/k/a Goldtech Mining Corporation) (“CIWM Nevada”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CIWM Delaware and the shareholders of CIWM Delaware. Pursuant to the Merger Agreement, which closed on November 11, 2005, CIWM Delaware merged with and into CIWM Nevada’s wholly-owned Delaware subsidiary, DonTech. Pursuant to the Merger Agreement, after the merger, CIWM Delaware ceased to exist and DonTech was the surviving company (and the owner of 90% of the issued and outstanding capital stock of Dongtai). The merger of CIWM Delaware into DonTech was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIWM Delaware obtained control of CIWM Nevada (the Company) by virtue of the merger. Accordingly, the merger was recorded as a recapitalization of CIWM Delaware, with DonTech being treated as the continuing entity. CIWM Nevada (the Company) currently owns all of the issued and outstanding capital stock of DonTech, which in turn, owns 90% of the issued and outstanding capital stock of Dongtai.

Dongtai is engaged in the collection, treatment, disposal and recycling of industrial wastes principally in Dalian, China and surrounding areas in Liaoning Province, China. Dongtai provides waste disposal solutions to its more than 400 customers, including large multinational corporations, from facilities located in the Economic and Technology Development Zone, Dalian, PRC. Dongtai treats, disposes of and/or recycles many types of industrial wastes, and recycled waste products are sold to customers as raw material to produce chemical and metallurgy products. In addition, Dongtai treats or disposes of industrial waste through incineration, burial or water treatment; as well as provides a range of environmental protection services to its clients. Dongtai generates revenues from waste collection and disposal services, as well as from sales of valuable products and recycled commodities.

In addition to its waste collection and disposal operations, Dongtai participates in the operation of the following waste disposal and environmental protection projects, which are expected to contribute to revenues in future periods:

•
Dongtai Water Recycling Co. Ltd (“Dongtai Water”), a Build-Operate-Transfer (BOT) project established to process polluted water generated by the City of Dalian. Dongtai owns 80% of this project. The total investment in this project is approximately RMB 44 million (approximately $6 million). Construction of the sewage plant has been completed, and the project is currently in the stage of commissioning.

•
Dongtai Organic Waste Treatment Co. Ltd. (“Dongtai Organic”), which is also a BOT project, engaged in municipal sludge treatment in Dalian. Dongtai owns a 49% interest in Dongtai Organic, which is expected to operate for the next 20 years and provide a municipal sludge treatment capacity of 600 tons per day. The total investment in the project, which is in the installation stage, is approximately RMB 130 million (approximately $17.8 million).

•
Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), which is 70% owned by Dongtai, engages in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. RMB 65 million (approximately $8.9 million). The project is now in the facility installation stage.

•
Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”), is a PRC joint venture owned 75% by Dongtai. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp tank building technique, and is dedicated to generating energy by organic waste anaerobic fermentation, and industrial effluent treatment and municipal sewage plant.

Fiscal 2007 revenues were primarily attributable to fees from waste treatment and disposal services. We expect to experience continued increases in waste treatment and disposal services in fiscal 2008 in large part due to continued growth in Dalian and Liaoyang Province and increasing government environmental regulation.

In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dongtai’s capacity for waste treatment and disposal. It is anticipated that the total investment in this expansion project will be approximately RMB 120 million (approximately $16.4 million). Groundbreaking, incinerator design and other facilities design for the expansion project have been completed, and an environmental impact assessment report has been submitted to and approved by the Ministry of Environmental Protection of China.

Our business strategy is aimed at increasing revenue and earnings through profitable growth and improving returns on invested capital. The components of our strategy include: (1) placing emphasis on the commercialization of solid waste treatment; (2) our expansion into municipal sewage and sludge treatment BOT projects; (3) managing our businesses locally with a strong operations focus on customer service; (4) entering into new geographic markets in China; and (5) maintaining our financial capacity and effective administrative systems and controls to support on-going operations and future growth. We are evaluating growth in our solid waste treatment operations through opportunities to cooperate with prominent domestic or overseas partners and attempt to integrate customer groups (for example, the refinery industry), to realize resource optimization.

We also plan to seek new BOT projects and acquire interests in existing projects, as we believe they can provide us with stable revenues and cash inflows. Furthermore, we believe that a well-operated BOT project will gain attention and social recognition from the local government and business community, which may, in turn, provide additional business opportunities in the Dalian metropolitan area.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred sales.

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

Revenues

We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and that from the sale of recycled materials. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Total revenue for the year ended December 31, 2007, was $9,539,507, an increase of $3,156,274 or 49.45% from $6,383,233 for the same period in 2006. The increase in revenue is attributable to a broadened customer base and increased demand from existing customers.

	Years Ended December 31,
	2007	2006
Service fees	5,004,926	3,252,725
Sales of cupric sulfate	1,817,861	1,193,369
Sales of other recycled commodities	2,716,720	1,937,139
Total	9,539,507	6,383,233

Service fee revenue for the year ended December 31, 2007 was $5,004,926 which was 52.47% of total revenue for this year and an increase of $1,752,201 or 53.87% over the $3,252,725 in service fee revenue we generated in the year ended December 31, 2006. Service fee accounted for 50.96% of our total revenue for the year ended December 31, 2006.

Sales of recycled products (including cupric sulfate and other recycled commodities) were $4,534,581 or 47.53% of total revenue for the year ended December 31, 2007. Sales of recycled products in 2007 increased by $1,404,073 or 44.85% over the year ended December 31, 2006. Sales of cupric sulfate increased by $624,492 or 52.33% from $1,193,369 in the year ended December 31, 2006 to $1,817,861 in the year ended December 31, 2007. This is attributable to a 208.375 tons increase in the sales amount of cupric sulfate as well as the increased unit price. Sales of recycled products for the year ended December 31,2007, was $2,716,720 ,an increase of $779,581 or 40.24% from $1,937,139 in the year ended December 31,2006 as the revenues generated from sales of silicon steel sheet, waste iron, waste oil, scrap iron and waste drums increased. However, compared with last year, revenue from sales of aluminum and plastic decreased.

Cost of Revenues

Costs of revenues primarily include labor expenses (salaries, benefits, insurance and other benefits), depreciation, materials, transportation costs, rent, repair costs and other sundry expenses. Costs of revenue increased $954,264 or 52.36% from $1,822,657 for the year ended December 31, 2006 to $2,776,921 for the year ended December 31, 2007.

	Years Ended December 31,
	2007	2006
Cost of service fees	1,251,049	763,940
Cost of cupric sulfate	537,563	310,585
Cost of other recycled commodities	988,309	748,132
Total	2,776,921	1,822,657

Costs related to providing services increased by $487,109 or 63.76% from $763,940 for the year ended December 31, 2006 to $1,251,049 for the year ended December 31, 2007. Costs related to producing recycled waste products (including cupric sulfate and other recycled commodities) increased by $467,155 or 44.12% from $1,058,717 for the year ended December 31, 2006 to $1,525,872 for the year ended December 31, 2007.

Operating Expenses

Total Operating expenses for the fiscal year ended December 31, 2007 was $3,602,828 which represents an increase of $1,394,478 or 63.15% from $2,208,350 for the same period ended December 31, 2006. The main cause for the increase is that in October 2007, the Company settled certain legal proceedings in consideration for the payment to the plaintiff of cash and shares of common stock of the Company. While the cash and shares were delivered by a third party, in accordance with US GAAP, the consideration for the settlement was accounted for as expenses, amounting to $860,460.

Furthermore, the increase in operation expenses is attributable to our business expansion in 2007 as we need more employees and an increase in salary for all staff as a whole. Simultaneously, we also experienced an increase in labor cost and depreciation. Also, as a natural consequence of intensified business presence in other areas, the expenses incurred in transportation increased accordingly.

Reimbursed legal costs

As disclosed in the Company’s current report on Form 8-K filed on October 15, 2007, the consideration for the settlement of legal proceedings described under Operating Expenses was paid by a third party. The consideration, which was valued at $860,460, has been accounted for as Reimbursed legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2007 our working capital was approximately $2.35 million as compared to approximately $6.43 million as of December 31, 2006.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our planned ongoing construction and day to day business operations. In addition to working capital to support our routine activities, we will also require funds for the:

•	construction and upgrading of crucial facilities;
•	acquisition of assets and/or equity ; and
•	repayment of debt.

We anticipate that our various projects will require us to invest an aggregate of approximately RMB 42 million (approximately $5.8 million). We will fund this investment through a combination of internally generated funds, bank loans and sales of our securities. We currently have no commitments from banks, investors or any other source of financing. While we anticipate that we will be able to secure necessary funding as and when needed, there is no assurance that such will be the case. If we are unable to secure funding as and when needed, our projects may be delayed which may, in turn, cause delays in generating revenues from the affected projects, and may reduce our profitability.

The following table provides certain selected balance sheet comparisons between the years ended December 31, 2007 and December 31, 2006.

(in 000’s, except %)	December 31,		Increase/(Decrease)	Percent
	2007	2006
Working Capital	$2,345	$6,434	$(4,089)	(64)%
Cash	3,260	6,479	(3,219)	(50)%
Accounts receivable, net	594	151	443	293%
Inventory	1,332	602	730	121%
Advances to suppliers	390	374	16	41%
Other assets	66	154	(88)	Nm
Total current assets	5,642	7,760	(2,118)	(27)%
Long term assets	14,887	5,169	9,718	188%
Total assets	$20,529	12,929	$7,600	59%

Loans - short term	$1,369	—	$1,369	Nm
Accounts payable and accrued expenses	280	92	187	203%
Other payables	343	284	59	21%
Deferred sales	667	456	212	47%
Other current liabilities	638	494	142	29%
Total current liabilities	3,297	1,326	1,971	149%
Asset retirement obligation liability	438	382	56	15%
Other long-term liabilities	621	—	621	Nm
Total liabilities	$4,356	$1,608	$2,748	171%

Nm = Not meaningful

All our cash reserves, approximately $3.26 million as of December 31, 2007, are in the form of RMB held in bank accounts at financial institutions located in the PRC. The value of cash on deposit in China at December 31, 2007 has been translated based on the exchange rate as of December 31, 2007. In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our working capital decreased approximately $4.09 million to $2.35 million as of December 31, 2007 from $6.43 as of December 31, 2006. This decrease in working capital is primarily attributable to decrease of approximately $3.22 million in cash and cash equivalents, which was helped by increases in short-term loans (approximately $1.37 million), accounts receivable (approximately $0.19 million) and deferred sales (approximately $0.21million). The decease of cash was caused by increasing expenditures on ongoing construction.

Our current assets as of December 31, 2007 decreased $2.12 million, or approximately 27%, from December 31, 2006 and reflects decreases in current asset items including cash and cash equivalents and other assets. Our current liabilities increased by approximately $1.97 million, or approximately 149%, as of December 31, 2007 from December 31, 2006; this reflects increases in Loans, accounts payable, deferred sales, and other payables.

Our accounts receivables, net of allowances for doubtful accounts, increased approximately $4.43 million as of December 31, 2007 year over year. This increase is directly attributed to the increase in sales from treatment services rendered.

Inventories increased approximately 121% as of December 31, 2007 from the prior period. This resulted from an increase in recycled products and raw materials.

Short-term loans were acquired for the first time in recent three years to fund day to day operations resulting from the expenditure of significant amounts of working capital related to various construction projects.

Accounts payable increased significantly, by 203% in 2007, as a direct result of the overall significant increase in purchases and related operational activities.

Cash Flows

	Year Ended December 31,
	2007	2006
Net cash provided by operating activities	$4,619,605	$3,436,471
Net cash used in investing activities	$(9,430,109)	$(76,134)
Cash flows from financing activities	$1,315,097	—

Net cash provided by operating activities:  Net cash provided by operating activities in the year ended December 31, 2007 increased by $1,183,134 or 34.4% over the net cash provided by operating activities for the year ended December 31, 2006.

The principal reasons for the increase in 2007 were a $551,272 increase in accounts receivable, a $484,547 increase in inventory, and a $301,125 decrease in accrued expense and deferred revenues which were partially offset by a $1,358,437 increase in net income in 2007, a $129,793 increase in depreciation, a $128, 852 increase in minority interest, a $596,528 increase in Subsidy received from government and a $138,657 decrease in accounts payable and other payables.

The subsidy described in the preceding paragraph, amounting to $596,528 was received by Dongtai’s controlled subsidiary, Zhuorui, in February 2007 from central and local government agencies, in order to support the construction of the facilities dealing with waste catalysts. The money will be kept in Zhuorui and need not be paid back.

Net cash used in investing activities: Net cash used in investing activities for the year ended December 31, 2007 increased by $9,353,975 in the year ended December 31, 2007 as compared to the same period in 2006.

In 2007, as a result of Dongtai Water and Zhuorui’s BOT construction activities and Dongtai’s upgrades of existing facilities and the purchase of property and equipment, cash outflows increased by $5,990,337 in the year ended December 31, 2007 as compared to the year ended December 31, 2006; the increase by $2,643,351in the investment in Dongtai Organic also contribute to the cash used in investing activities.

The balance due from related party increased, due to the retroactive restatement of Dongtai Water and Zhuorui, by $116,179, combined with a $434,573 decrease of due to related party balance, contributed to the decrease in cash outflow in the year as of December 31, 2007.

Net cash provided by financing activities: Net cash provided by financing activities for the year ended December 31, 2007 increased by $1,315,097 in the year ended December 31, 2007 as compared to the same period in 2006, which resulted from a $1,315,097 increase in proceeds from loans.

On a continuous basis, we emphasize on the management and forecast of our liquidity and various capital resources, to fund our planned ongoing construction and day to day business operations. On top of the cash needs for working capitals fueling our routine activities, we also brace for the capital requirements for: the construction and upgrading of crucial facilities; acquisitions of assets and equities; repaying the loans, all of which are set to strengthen our position in the industry in the long run.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

•
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of December 31, 2007, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by this Item 8 are set forth beginning on page F-1 immediately following the signature page to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with or changes in the Company’s independent auditors within the past two fiscal years.

 ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the evaluation of disclosure controls and procedures as of December 31, 2007 conducted during the preparation of the Company’s financial statements to be included in this Form 10-K, a material weakness in internal controls was identified.  As a result of this material weakness, described more fully below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not completely effective.

Notwithstanding the existence of this material weakness in internal controls, the Company believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, our consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States ("GAAP").

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Company management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment, we have determined that we did not maintain effective internal controls over financial reporting as of December 31, 2007.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.” Company management has concluded that, as of December 31, 2007, the following material weakness existed:

•
We had an insufficient familiarity with generally accepted accounting principles in the United States causing us to improperly (a) account for landfill-related asset retirement obligations and consolidation of the results of operations of a subsidiary company, as a result of which we restated our financial statements as of December 31, 2006 and for the year then ended, and as of March 31, 2007 and for the quarter then ended and, (b) record and reconcile various financial statement entries including accounts receivable balances (including allowance for doubtful accounts), other current assets, construction in progress amounts, customer deposits, deferred revenues depreciation and amortization expenses, certain operating expenses and taxes payable, income and interest expense, a loss on investment, related party transactions; and subsidizing amounts; resulting in numerous audit adjustments.

Notwithstanding the existence of this material weakness in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting During 2007

Until recently, the Company’s founder and Chief Executive Officer also served as our Chief Financial Officer, and due to his need to devote a substantial portion of his time to operational matters was not able to devote sufficient time to the Company’s financial and accounting matters. In addition, while the Company engaged the services of an external accounting consultant to assist it with accounting matters, the Company has concluded that the consultant was not sufficiently experienced in US GAAP to provide it with meaningful services. We believe that a lack of personnel sufficiently familiar with US GAAP was the primary reason we restated certain of our financial statements and experienced numerous audit adjustments.

In order to remediate the material weakness the Company has taken the following actions:

•
Appointed a full-time Chief Financial Officer which will now allow the CEO to devote his full-time and attention to the Company’s operations and permit a CFO with experience in accounting matters to devote her full time and attention to the functions of Chief Financial Officer.

•	Added additional accounting and financial personnel with industry experience.
•	Commenced the process by which we will become better informed about US GAAP.
•	Incorporated US GAAP into the Company’s internal controls.
•	Began the process of sourcing a consultant experienced in accounting principles generally accepted in the Untied States, including internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have engaged in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to many areas of our financial statements and disclosures. Efforts to remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008. There remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our internal control over financial reporting or to prevent or detect a material misstatement of our annual or interim financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The following table sets forth information as of the date of this prospectus with respect to the directors and executive officers of the Company.

Name	Position
Dong Jinqing	Chairman of the Board, Chief Executive Officer and Director
Li Jun	Chief Operating Officer and Director
Guo Xin	Chief Financial Officer and Director
Zhang Dazhi	Corporate Secretary

Mr. Dong Jinqing, age 51, was appointed the Company’s Chief Executive Officer, Chief Financial Officer and Director in November 2005, and continues to serve the Company as its Chairman of the Board and Chief Executive Officer. Mr. Dong has been the President of Dalian Dongtai Industrial Waste Treatment Co., Ltd. since he founded that company in 1991. Between 1982 and 1991, Mr. Dong worked for the Dalian Environmental Science Academy, where he was primarily engaged in research relating to the disposal of waste gas, waste water and industrial residue and the evaluation of the environmental effects of industrial projects. Mr. Dong graduated from Dalian University of Technology in 1982 with a bachelor’s degree in environmental engineering.

Mr. Li Jun, age 46, was appointed the Company’s Chief Operating Officer in March 2008. He has served on the Company’s board of directors since October 2006. Mr. Li has also served as the Chief Operating Officer of Dalian Dongtai since 1998. From 1982 to 1993, he was employed by Dalian Vacuum Flask Factory and Dalian Yili International Chemical Co. Ltd as its Director of Technology and Chief Production Manager. Mr. Li graduated from Dalian University of Technology in 1982, majoring in environmental engineering.

Ms. Guo Xin, age 38, has served as the Company’s Chief Financial Officer and a member of the board of directors since March 2008. Ms. Guo has served as our Chief Accounting Officer since January 2007, as Chief Accounting Officer for Dalian Dongtai since October 2003 and as a manager in Dalian Dongtai’s accounting department from April 2002 to October 2003. Ms. Guo graduated from Beijing University of Commerce in 1992 majoring in finance, and received her master's degree in Public Administration from China's Northeastern University in 2002.

Mr. Zhang Dazhi, age 31, has served as the Company’s Corporate Secretary since March 2008. He has engaged in Investor Relations Management since he joined Dalian Dongtai in 2004. Mr. Zhang was awarded a Master’s degree in International Banking and Financial Studies from the University of Southampton (United Kingdom) in 2004.

Family Relationships

There are no family relationships among our directors or officers.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board will be determined from time to time by our Board of Directors. Directors did not receive any compensation for their services as directors during fiscal 2007. The following table provides information concerning the compensation of our directors, for services as members of our Board of Directors for fiscal 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

Director Compensation

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Dong Jinqing	0	0	0	0	0	0	0
Li Jun	0	0	0	0	0	0	0
Guo Xin	0	0	0	0	0	0	0

Committees of the Board

Our Board of Directors has not established any committees of the Board, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions. The functions of those committees are being undertaken by the Board of Directors as a whole.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Audit Committee Financial Expert

In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and
•	understands audit committee functions.

An “audit committee financial expert” may acquire the foregoing attributes through:

•	education and experience as a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions;
•
experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions; experience overseeing or assessing the performance of companies or public accounts with respect to the preparation, auditing or evaluation of financial statements; or

•	other relevant experience.

At the present time, we believe that Mr. Dong, our CEO and a director, and Ms. Guo Xin, our CFO and a director, are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, as we do not currently have an audit committee, we do not currently have an “audit committee financial expert” as that term is defined under Rule 407(d)(5) of Regulation S-K, and neither Mr. Dong nor Ms. Guo is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial beneficial ownership and changes in their beneficial ownership of our common stock.

Code of Ethics

A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting violation of the code, and
•	accountability for adherence to the Code of Ethics.

We are in the process of completing a Code of Ethics, a copy of which will be filed with the Securities and Exchange Commission once it has been adopted by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Dong Jinqing CEO	2007 2006	12,934 10,740	60,558 40,305	0 0	0 0	0 0	0 0	0 0	73,492 51,045
Li Jun COO	2007 2006	11,553 10,013	51,615 36,778	0 0	0 0	0 0	0 0	0 0	63,168 46,791
Liu Ruiguang Chief Engineer	2007 2006	10,455 8,761	31,862 25,417	0 0	0 0	0 0	0 0	0 0	42,317 34,178
Guo Xin Chief Financial Officer*	2007 2006	8,641 7,051	18,327 16,500	0 0	0 0	0 0	0 0	0 0	26,968 23,551
Tian Hongyi VP- Dongtai	2007 2006	8,641 7,199	18,327 15,305	0 0	0 0	0 0	0 0	0 0	29,968 22,504

* Ms. Guo served as Chief Accounting Officer during the periods covered by the table.

The executives of the Company and its subsidiaries are eligible to be granted awards of stock options, stock appreciation rights, restricted stock, performance shares, cash awards and other stock based awards under our 2006 Equity Compensation Plan. As of December 31, 2007 no awards had been made to any officer, director or employee of the Company under such plan.

Employment Agreements

We are not a party to any written employment agreements.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Dong Jinqing	0	0	0	0	0	0	0	0	0
Li Jun	0	0	0	0	0	0	0	0	0
Liu Ruiguang	0	0	0	0	0	0	0	0	0
Guo Xin	0	0	0	0	0	0	0	0	0
Tian Hongyi	0	0	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2008, there were 13,220,843 shares of our common stock (the only class of our voting securities) issued and outstanding. The following table sets forth as of March 31, 2008, certain information with respect to the beneficial ownership of our voting securities by:

•	each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;
•	each director;
•	each “named executive officer” [as defined in Item 402(a)(3) of Regulation S-K]; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is c/o Dalian Dongtai Industrial Waste Treatment Co., Ltd., No. 1 Huaihe West Road, E-T-D Zone, Dalian, China. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Dong Jinqing	9,847,900	(1)	74.5%
Li Jun	343,900		2.6%
Liu Ruiguan	30,000		*
Guo Xin	222,600		1.7%
Tian Hongyi	20,000		*
All officers and directors as a group (5 persons)	10,464,400	(1)	79.2%

* Less than 1%.

(1) Includes 103,500 shares owned by Dong Su, the son of Mr. Dong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dalian Bofa Chemical Material Company (“Bofa”), a company controlled by Dong Jinqing, our Chief Executive Officer and principal shareholder, sells products that are recycled by Dongtai. Our total sales to Bofa were $1,819,806 and $1,235,825 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, Bofa was indebted to Dongtai in the amount of $384,689 for product sold to Bofa. This amount is payable on or before December 30, 2008, with interest at the rate of 6% per annum.

Lida Environment Engineering Company (“Lida”), which is also a company controlled by Dong Jinqing, our Chief Executive Officer and principal shareholder, provides equipment used in the construction of facilities by Dongtai Water and Dongtai Organic. Our total purchase from Lida were $48,724and $ 0 respectively, for the years ended December 31, 2007 and 2006.

Dongtai owns a 49% interest in Dongtai Organic. For the years ended December 31, 2007 and 2006, As of December 31, 2007, Dongtai was indebted to Dongtai Organic in the amount of $276,252 resulting from loans made by Dongtai Organic to Dongtai Water, a BOT project that is 80% owned by the Company. Such amount is payable on or before June 12, 2008, without interest.

Dongtai Investment Inc., a company which is also controlled by Mr. Dong, owns a 30% equity interest in our subsidiary, Zhuorui. As of December 31, 2007, Zhourui was indebted to Dongtai Investment in the amount of $260,110 for loans it made to Zhourui. This amount is payable on or before October 14, 2008, with interest at the rate of 6% per annum.

Except for the foregoing, there have not been any transactions, or series of similar transactions, since the inception of the Company, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $120,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

	Fiscal Year Ended December 31,
	2007	2006
Audit Fees	$92,700	$52,750
Audit Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Child, Van Wagoner & Bradshaw, PLLC in 2007 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1
Articles of Incorporation of the Company (f/k/a Goldtech Mining Corporation) filed November 12, 2003. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the “9/30/03 10-QSB”).

3.2
Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 27, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

3.3	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.
10.1
Agreement and Plan of Merger, dated November 11, 2005, by and among the Company, Dalian Acquisition Corp., China Industrial Waste Management Inc., and each of the CIWM Shareholders. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 17, 2005.

10.2
Contract for Joint Venture Using Foreign Investment dated October 18, 2007 among Dalian Dongtai Industrial Waste Treatment Co., Ltd., Ronald Lipp, Karin Lipp-Mayer and Minghuan Shan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 18, 2007.

10.3	Agreement dated July 10, 2007 by and between Dalian Lida Environmental Engineering Co., Ltd. and Dalian Dongtai Industrial Waste Treatment Co., Ltd.*
10.4	Agreement dated August 6, 2007 by and between Dalian Dongtai Investement Co., Ltd. and Dalian Dongtai Industrial Waste Treatment Co., Ltd.*
10.5	2006 Equity Compensation Plan. Incorporated by reference to the Definitive Information Statement filed by the Company on March 31, 2006
21.1	List of Subsidiaries*
31.1	Certification of Jinqing Dong as the CEO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Guo Xin Dong as the CFO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Dated: April 4, 2008	By:	/s/ Dong Jinqing
Dong Jinqing Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dong Jinqing	Chairman of the Board, Chief Executive Officer and Director	April 4, 2008
Dong Jinqing

/s/ Li Jun	Chief Operating Officer and Director	April 4, 2008
Li Jun

/s/ Guo Xin	Chief Financial Officer and Director	April 4, 2008
Guo Xin

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshow, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L Farnes

1284 W. Flint Meadow Dr.  #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimilie 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Tdmphom 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 king’s Road
North Point, Hong kong

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
Dalian, People's Republic of China

We have audited the consolidated balance sheets of CHINA INDUSTRIAL WASTE MANAGEMENT, INC. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHINA INDUSTRIAL WASTE MANAGEMENT, INC. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 19, 2008

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	December 31,	December 31,
	2007	2006
		Restated
ASSETS
Current assets
Cash and cash equivalents	$3,260,307	$6,478,978
Trade accounts receivable, net	594,322	151,144
Other receivables	22,453	132,935
Inventory	1,332,349	602,944
Advances to suppliers	390,159	374,046
Deferred expense	42,784	20,490

Total current assets	5,642,374	7,760,537

Investment	2,633,354	-
Property, plant & equipment	4,697,305	4,215,545
Less: accumulated depreciation	(2,055,268)	(1,505,130)
Net property, plant and equipment	2,642,037	2,710,415
Construction in progress	7,410,255	554,608
Land usage right, net of accumulated amortization	1,732,074	1,524,319
Deposits	80,925	5,548
Related party receivable	388,796	374,498

Total assets	$20,529,815	$12,929,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$279,600	$92,255
Short-term loan	1,369,000	-
Tax payable	93,954	6,346
Deferred sales	667,389	455,548
Accrued expenses	7,236	16,580
Related party payable	536,362	471,269
Other payable	343,207	284,071
Total current liabilities	3,296,748	1,326,069

Asset retirement obligation liability	437,619	381,873
Other long-term liabilities	620,979	-
Total liabilities	4,355,346	1,707,942
Minority interest in subsidiary	2,259,595	1,786,323

Stockholders' equity
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 13,220,843 shares issued and outstanding	13,221	13,221
Additional paid-in capital	1,968,634	1,952,634
Other comprehensive income	1,153,728	379,721
Retained earnings	10,779,291	7,090,084
Total stockholders' equity	13,914,874	9,435,660

Total liabilities and stockholders' equity	$20,529,815	$12,929,925

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In U.S. dollars)

	Years Ended December 31,
	2007	2006
		Restated
Service fees	$5,004,926	$3,252,725
Sales of recycled commodities	4,534,581	3,130,508
Operating revenue	9,539,507	6,383,233

Cost of service fees	1,251,049	763,940
Cost of recycled commodities	1,525,872	1,058,717
Costs of revenue (including depreciation)	2,776,921	1,822,657

Gross profit	6,762,586	4,560,576

Operating expenses
Selling expenses	1,159,069	783,057
General and administrative expenses	2,443,759	1,425,293
Total operating expenses	3,602,828	2,208,350

Income from operations	3,159,758	2,352,226

Other income(expense)
Investment income (loss)	(47,923)	-
Interest income	88,499	25,318
Other income	15,769	206,031
Reimbursed legal costs	860,460	-
Other expense	(19,060)	(11,803)
Total other income (expense)	897,745	219,546
Net income from continuing operations before minority interest and income tax	4,057,503	2,571,772

Income tax (benefit)	-	626
Income from continuing operations	4,057,503	2,571,146

Discontinued operation
Loss from operations of discontinued component	(6,465)	(6,192)
Gain on disposal of discontinued component	1,205	-
Income tax benefit	-	-
Loss on discontinued operations	(5,260)	(6,192)

Net income before minority interest	4,052,243	2,564,954

Minority interest	363,036	234,184

Net income	$3,689,207	$2,330,770

Foreign currency translation adjustment	774,007	267,438

Comprehensive income	$4,463,214	$2,598,208

Basic weighted average shares outstanding	13,220,843	13,181,391

Diluted weighted average shares outstanding	13,220,843	13,181,391

Basic and diluted net earnings per share	$0.28	$0.18

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)

	Years Ended December 31,
	2007	2006
		Restated
Cash flows from operating activities:
Net income	$3,689,207	$2,330,770
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	363,036	234,184
Depreciation	428,696	298,903
Amortization	37,729	34,830
Bad debt allowance	3,476	5,146
Stock issued for services	16,000	9,333
Accretion expenses	28,235	25,226
Loss on equity investment	47,923	-
Loss on disposal of subsidiary	5,260	-
Subsidy received from government	596,528

Changes in operating assets and liabilities:
Accounts receivable	(419,185)	132,087
Inventory	(660,714)	(176,247)
Other receivables	114,945	(17,720)
Advance to suppliers	1,778	14,844
Prepaid expense	(20,058)	2,519
Deposits	(72,042)	(1,167)
Accounts payable & other payables	211,828	73,171
Accrued expense and deferred sales	163,225	464,350
Tax payable	83,738	6,242
Net cash provided by operating activities	4,619,605	3,436,471

Cash flows from investing activiies
Investment in subsidiary	(2,643,351)	-
Purchase of property and equipment	(183,326)	(502,950)
Construction contracts	(6,677,654)	(687,317)
Proceeds from related party	11,092	-
Repayments to related party	-	(105,087)
Due to related party	28,932	463,505
Investment in subsidiary by minority holder	-	755,715
Proceeds on sale of subsidiary	34,198	-
Net cash used in investing activities	(9,430,109)	(76,134)

Cash flows from financing activities
Proceeds from loans	1,315,097	-
Net cash provided by financing activities	1,315,097	-

Effect of exchange rate on cash	276,736	75,942

Net increase in cash and cash equivalents	(3,218,671)	3,436,279

Cash and cash equivalents, beginning of period	6,478,978	3,042,699
Cash and cash equivalents, end of period	$3,260,307	$6,478,978

Supplemental cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	-	-
Stock issued for services	-	80,000

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred Stock		Common Stock		Additional Paid In	Other Comprehensive	Retained	Total Stockholders'
Contents	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance December 31, 2005	64,000	64	6,740,843	6,741	1,949,717	112,283	4,759,314	6,828,119
Conversion of preferred shares to common	(64,000)	(64)	6,400,000	6,400	(6,336)			-
S8 shares issued for services			80,000	80	9,253			9,333
Foreign currency translation adjustment						267,438		267,438
Net Income for the year ended December 31, 2006							2,330,770	2,330,770
Balance December 31, 2006	-	-	13,220,843	13,221	1,952,634	379,721	7,090,084	9,435,660
S8 shares issued for services					16,000			16,000
Change in foreign currency translation gain						774,007		774,007
Net Income for the year ended December 31, 2007							3,689,207	3,689,207
Balance December 31, 2007	-	-	13,220,843	13,221	1,968,634	1,153,728	10,779,291	13,914,874

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1. Nature of operations

The consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation, formerly known as Goldtech Mining Corporation  (the “Company”), and its majority owned subsidiaries. When the terms “the company”, ”we”, “us” or “our” are used in this document, those terms refer to China Industrial Waste Management, Inc., and its consolidated subsidiaries. When we use the term “CIWM,”, we are referring only to the parent holding company.

CIWM is a holding company which conducts its business through its only wholly-owned subsidiary, DonTech Waste Services, Inc. (“DonTech”), formerly known as Dalian Acquisition Corp. DonTech owns 90% of the stock of Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”), an entity organized under the laws of the People’s Republic of China (“PRC”). As of December 31, 2007, Dongtai owned 80% of equity of Dongtai Water Recycling Co. Ltd. (“Dongtai Water”), 75% of the equity of Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”) and 70% of the equity of Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”).

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

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. In August 2007, Dongtai acquired 70% of the equity of Zhuorui from a related company, controlled by Mr. Dong Jinqing, CEO and CFO of the company, at the price of RMB7 million (approximately $958,300), which was accounted for as a reorganization of entities under common control.

On March 2, 2007, the Company purchased 49% of the equity of Dongtai Organic, a newly formed company which is also a BOT project, engaged in municipal sludge treatment in Dalian. Dongtai Organic will operate for the next 20 years. The investment in Dongtai Organic is accounted for using the equity method.

On December 22, 2007 Dongtai, along with Roland Lipp, Karin Lipp-Mayer and  Minghuan Shan set up a joint venture, named Dalian Lipp Environmental Energy Engineering&Technology Co., Ltd in the People’s Republic of China, engaged in designing, manufacturing and installing of environmental protection equipment and renewable energy equipment and other technical services. Dongtai owns 75% of equity of the newly formed joint venture.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc., a Nevada corporation, its 100% owned subsidiary, DonTech Waste Services Inc., a Delaware corporation, its 90% indirectly owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd., a PRC company, its 80% indirectly owned subsidiary, Dongtai Water Recycling Co. Ltd., a PRC companyôits 70% indirectly owned subsidiary, Dalian Zhuorui Resource Recycling Co., Ltd., a PRC company and its 75% indirectly owned subsidiary, Dalian Lipp Enviromental Energy Engineering & Technology Co., Ltd., a PRC company. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

Foreign currency translation

As of December 31, 2007 and 2006, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of December 31, 2007 and December 31, 2006 is $9,776 and $20,550, respectively.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its material or equipment. The advances to suppliers are interest free and unsecured.

The Company as well as its subsidiaries are in the process of expanding and advancing its facilities, creating a need to increase the advanced payment for the purchase of machinery and the building of a new plant, resulting in an advance to suppliers balance as follows:

	As of December 31,
	2007	2006
Advance to suppliers	$390,159	$374,046

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

Construction in progress includes capitalized interest of $77,353 as of   December 31, 2007.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	As of December 31,
	2007	2006
Asset retirement obligation liability for landfills	$437,619	$381,873

Long-term investment

Invested company	Equity acquired	Balance as of December 31, 2007	Balance as of December 31, 2006
Dongtai Organic	49%	$2,633,354	0
Total		$2,633,354	0

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

Net intangible assets on December 31, 2007 were $1,732,074. Such assets consist entirely of a right to use land of $1,921,474, less accumulated amortization of $189,400.

Amortization expense for the Company’s intangible assets for the year ended December 31, 2007 and 2006 totaled $ 37,729 and $ 34,830, respectively.

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

Dongtai recovered RMB 260,000 (USD $34,198) from the disposal of the investment in Liaoyang Dongtai. Dongtai’s book value in the investment was RMB 300,000 (USD $39,458). Therefore, Dongtai incurred a total loss from the disposal of RMB 40,000 (USD $5,260).

Minority interest

Minority interest represents the minority owners’ 10% equity interest in Dongtai, 20% equity interest in Dongtai Water, 30% equity interest in Zhuorui and 25% equity interest in Dalian Lipp.

Fair value of financial instruments

Statements of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Deferred sales refer to those for which fees have been collected, but for which the related treatment and disposal services have not been completely performed. The Company uses the fee rate and the amount of waste not treated to calculate the deferred sales. At December 31, 2007 and 2006 deferred sales amounted to $667,389 and $455,548, respectively.

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

The Company’s reclaimed products can be divided into two main categories - products reclaimed by sophisticated production means and at great expense in terms of labor, energy, depreciation; and products reclaimed by simpler means such as manual sorting. For the former, the costs of revenue from reclaimed products includes the copper sulfate and alloy cost sold, which consist of the purchase cost of wastes as raw materials, as well as the direct labor cost, depreciation expenses, and other expenses incurred by the Company. For the latter, the costs of revenue includes the cost of units recycled and sold, consisting of the purchase cost of wastes used for recycling.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2007 and 2006 were immaterial.

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

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax at a rate of 30% on its net income. According to a PRC ruling, any joint venture with foreign investment will get special tax exempt treatment for the first two years, namely 2006 and 2007.

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

Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform with the 2007 presentation.

4. Inventory

Our inventory at December 31 consists of raw materials and recycled commodities as follows:

	2007	2006
Raw materials	$786,427	$221,225
Recycled commodities	545,922	381,719
	$1,332,349	$602,944

5. Property and equipment

Property and equipment at December 31 consisted of the following:

	2007	2006
Land and building	$2,305,868	$2,157,521
Machinery equipment	1,242,966	1,129,566
Office equipment	375,433	352,346
Vehicles	773,038	576,112
	4,697,305	4,215,545
Less: Accumulated depreciation	(2,055,268)	(1,505,130)
	$2,642,037	$2,710,415

6. Short-term loan

On September 26, 2007, the Company entered into a one-year, $1,369,000 short-term loan, with an annual interest rate of 8.748%, which mature in September 2008. This loan provides us with more working capital to be used for promoting operations.

7. Other long-term liabilities

Thanks to more attention and investment from Chinese government in environment protection, Dongtai’s controlled subsidiary, Zhuorui, received $620,979 in total, as subsidy, from central and local government agencies to support the construction of the facilities dealing with waste catalysts. The money will be kept in Zhuorui and need not to be paid back.

8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	December 31,
	2007	2006
Cumulative translation adjustment of foreign currency statements	$774,007	$267,438

9. Shareholders’ equity

On November 11, 2005, the Company entered into and consummated an Agreement and Plan of Merger (the “Merger Agreement”) with China Industrial Waste Management Inc. a Delaware corporation (“Delaware”), the stockholders of Delaware, and Dalian Acquisition Corp., a Delaware corporation wholly-owned by the Company. In the merger, the stockholders of Delaware received 64,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock (the “Series A Stock”) in exchange for the outstanding shares of Delaware. Each share of Series A Stock was convertible into 10,000 shares of Common Stock. Since the Company did not have sufficient authorized but unissued shares of Common Stock to effect a full conversion of the Series A Stock at the effective time of the merger, the holders of the Series A Stock have agreed that they would not convert their shares of Series A Stock until the Company had sufficient available shares for a full conversion.

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

10. Statutory Common Welfare Fund

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

11. Earnings Per Share

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

	Years Ended December 31,
	2007	2006
Income available to common stockholders	$3,689,207	$2,330,770

Diluted net income	$3,689,207	$2,330,770

Weighted average basic common shares outstanding	13,220,843	13,181,391

Basic net earnings per share	$0.28	$0.18

Diluted net earnings per share	$0.28	$0.18

As stated above, on May 15, 2006, the Company issued to 10 stockholders an aggregate of 6,400,000 additional shares of the Company's Common Stock as an equitable adjustment of the number of shares which the Company had agreed to issue to such persons pursuant to an Agreement and Plan of Merger entered into on November 11, 2005.

Since the issuance of additional 6,400,000 shares was caused by the merger consummated on November 11, 2005, the issuance had been assumed outstanding in 2005.

12. Current vulnerability due to certain concentrations

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

13. New accounting pronouncement

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning January 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

14. Reimbursed legal costs

As disclose in the 8K on October 15, 2007, the consideration for the settlement of all claims, mentioned above, was the responsibility of some third party, who afterwards delivered the cash and shares of common stock, which therefore was accounted for as Reimbursed legal costs.

15. Business combinations between entities under common control

During the year ended December 31, 2007, the Company became the majority shareholder of Dongtai Water and Zhuorui through additional acquisition of equity of both companies at the price of RMB 8.68 million (approximately $1,095,200) and RMB 7 million (approximately $958,300), respectively. The acquisitions are considered to be reorganizations of entities under common control according to GAAP. Therefore, as the acquiring entity, the Company has restated its December 31, 2006 balance sheet as though the acquisition had occurred as of January 1, 2006.

The Company has therefore restated its consolidated balance sheet as of December 31, 2006, its consolidated statements of income for the year ended December 31, 2006 and its consolidated statement of cash flows for the year ended December 31, 2006. The results of the restatement on operations were to decrease net income for the year ended December 31, 2006 by $110,659. The effects of the business combinations between entities under common control are as follows:

	December 31,2006
	Original	Dongtai Water	Zhuorui	Restated
Cash and cash equivalents	$5,713,925	$541,678	$223,375	$6,478,978
Other current assets	1,184,623	90,830	11,654	1,287,107
Net property, plant and equipment	2,686,618	6,178	17,619	2,710,415
Land usage right, net of accumulated amortization	1,524,319			1,524,319
Other assets	757,484	130,533	41,089	929,106
Total assets	$11,866,969	$769,219	$293,737	$12,929,925

Total current liabilities	853,898	689	213	854,800
Other liabilities	381,873	471,269	356,988	1,210,130
Minority interest in subsidiary	1,083,022	346,313		1,429,335
Stockholders' equity				-
Common stock	13,221			13,221
Additional paid-in capital	1,952,634			1,952,634
Other comprehensive income	381,579	(811)	(1,047)	379,721
Retained earnings	7,200,742	(48,241)	(62,417)	7,090,084
Total stockholders' equity	9,548,176	(49,052)	(63,464)	9,435,660
Total liabilities and stockholders' equity	$11,866,969	$769,219	$293,737	$12,929,925

	For the Year ended December 31, 2006
	Original	Dongtai Water	Zhuorui	Restated
Operating revenue	$6,383,233			$6,383,233
Costs of revenue (including depreciation)	1,822,657	-	-	1,822,657
Gross profit	4,560,576			4,560,576
Operating expenses	2,069,279	$60,301	$84,962	2,214,542
Income from operations	2,491,297	(60,301)	(84,962)	2,346,034
Other income (expense)	219,624	-	(78)	219,546
Net income from continuing operations before minority interest and income tax	2,710,921	(60,301)	(85,040)	2,565,580
Income tax (benefit)	626	-	-	626
Net income before minority interest	2,710,295	(60,301)	(85,040)	2,564,954
Minority interest	268,867	(12,060)	(22,623)	234,184
Net income	$2,441,428	$(48,241)	$(62,417)	$2,330,770
Foreign currency translation adjustment	269,296	(811)	(1,047)	267,438
Comprehensive income	$2,710,724	$(49,052)	$(63,464)	$2,598,208

16. Related parties

Related party receivable

Related Party	As of December 31, 2007	Interest rate	Repayment date
Bofa	$384,689	6%	December 30, 2008
Tang Lijun	$2,738	-	-
Yu Chengbin	$1,369	-	-

Dalian Bofa Chemical Material Company (“Bofa”), a company controlled by the Company’s majority shareholder, sells part of the products recycled by Dongtai, the subsidiary of the Company. Our total sales to Bofa were $ 1,819,806 and $ 1,235,825 respectively, for the years ended December 31, 2007 and 2006.

Mr. Tang and Mr. Yu are the general managers of Dongtai Water and Zhuirui, respectively, who borrowed the money to undertake day to day business activities.

Related party payables

Related Party	As of December 31, 2007	Interest Rate	Repayment Date
Dongtai Organic Waste	$276,252	-	June 12, 2008
Dongtai Investment Inc.	$260,110	6%	October 14, 2008

Lida Environment Engineering Company(“Lida”), which is also controlled by the Company’s majority shareholder, provides equipment used in the construction of facilities undertaken by Dongtai Water and Dongtai Organic. Our total purchases from Lida were $ 48,724 and $ 0 for the years ended December 31, 2007 and 2006, respectively.

Dongtai Investment Inc., which is under control of the Company’s majority shareholder, owned 30% equity interest of Zhuorui.

17. Contingent liabilities

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

On September 14, 2006, the Alberta Securities Commission, Canada, citing Goldtech Mining Corporation, 2006 ABASC 1690, under Securities Act, R. S. A. 2000, c. S-4 (the "Alberta Act"), provided notice to the Company, Glen Lochton Management Inc., and certain other individuals (collectively, "Respondents") that a hearing will be held on certain allegations that Respondents breached subsection 75(1) and 110(1) of the Alberta Act by trading and distributing securities of the Company in Alberta without registration or a prospectus or had appropriate exemption from the prospectus requirement, wherein such failure was contrary to the public interest. On October 27, 2006, the hearing was scheduled for March, 2007. On February 6, 2007 the ASC dismissed without prejudice the action against the Company and will proceed against the other Respondents.

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