Form 10-Q
period 2008-03-31
China Industrial Waste Management Inc.
filed 2008-05-15
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________________ to __________________________

Commission File Number: 2-95836-NY

China Industrial Waste Management, Inc.
(Name of registrant as specified in its charter)

Nevada	13-3250816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Dalian Dongtai Industrial Waste Treatment Co. No. 1 Huaihe West Road, E-T-D Zone, Dalian, China	11660
(Address of principal executive offices)	(Zip Code)

011-86-411-8581-1229
(Registrant's telephone number, including area code)

N/A
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
Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,270,843 shares of common stock are issued and outstanding as of May 15, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, unless otherwise indicated, amounts expressed in this report as RMB have been translated into United States dollars (“USD$” or “$”) at the rate of USD$1.00 = RMB7.3046 quoted by The People’s Bank of China (“PBOC”) as of December 31, 2007; and at the rate of USD$1.00 = RMB7.0222 quoted by OANDA as of March 31, 2008. OANDA is a Delaware corporation providing internet foreign exchange rate at www.oanda.com. OANDA is also a foreign exchange market maker. Its internet foreign exchange rate is widely used by public which is including but not limited to major international audit firms.  The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through PBOC or other banks or other market makers authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate, OANDA rate or at all.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	( Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,225,461	$3,260,307
Trade accounts receivable, net	1,592,320	594,322
Other receivables	98,049	22,453
Inventory	1,550,024	1,332,349
Advances to suppliers	816,886	390,159
Deferred expense	19,225	42,784
Total current assets	8,301,965	5,642,374

Investment	2,730,017	2,633,354
Property, plant & equipment	4,946,526	4,697,305
Less: Accumulated depreciation	(2,254,850)	(2,055,268)
Net property, plant and equipment	2,691,676	2,642,037
Construction in progress	8,448,045	7,410,255
Land usage right, net of accumulated amortization	1,791,147	1,732,074
Deposits	576,228	80,925
Related party Receivable	638,669	388,796
Total assets	$25,177,747	$20,529,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,043,192	$279,600
Short-term loan	2,563,299	1,369,000
Tax payable	138,816	93,954
Deferred Sales	703,221	667,389
Accrued expenses	33,246	7,236
Related party payable	598,103	536,362
Other payable	256,609	343,207
Total current liabilities	5,336,486	3,296,748

Asset retirement obligation liability	464,734	437,619
Other long-term liabilities	1,001,965	620,979
Total liabilities	6,803,185	4,355,346
Minority interest in subsidiary	2,494,117	2,259,595

Stockholders' equity
Common stock: par value $.001; 95,000,000 shares authorized; 13,220,843 shares issued and outstanding	13,221	13,221
Additional paid-in capital	1,968,634	1,968,634
Other comprehensive income	1,743,682	1,153,728
Retained earnings	12,154,908	10,779,291
Total stockholders' equity	15,880,445	13,914,874

Total liabilities and stockholders’ equity	$25,177,747	$20,529,815

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In U.S. dollars)
(Unaudited)

	For Three Months Ended March 31,
	2008	2007
		Restated
Service fees	$1,819,552	$837,063
Sales of cupric sulfate	708,843	388,333
Sales of recycled commodities	$601,885	$457,576
Operating revenue	$3,130,280	$1,682,972
Cost of service fees	371,035	228,619
Cost of cupric sulfate	286,526	97,295
Cost of recycled commodities	$270,532	$183,854
Costs of revenue (including depreciation)	$928,093	$509,768

Gross profit	2,202,187	1,173,204

Operating expenses
Selling expenses	228,081	204,241
General and administrative expenses	353,846	217,160
Total operating expenses	581,927	421,401

Income from operations	1,620,260	751,803

Other income(expense)
Investment income(expense)	(9,039)	-
Interest income	6,298	2,804
Other income	5,880	368
Other expense	(2)	(27)

Total other income (expense)	3,137	3,145
Net income from continuing operations before minority interest and income tax	1,623,397	754,948

Income tax (benefit)	(107,230)	-

Income from continuing operations	1,516,167	754,948

Income tax benefit	-	-
Loss on discontinued operations	-	-

Net income before minority interest	1,516,167	754,948

Minority interest	140,550	75,036

Net income	$1,375,617	$679,912

Foreign currency translation adjustment	589,954	58,768

Comprehensive income	$1,965,571	$738,680

Basic weighted average shares outstanding	13,220,843	13,220,843

Diluted weighted average shares outstanding	13,220,843	13,220,843

Basic and diluted net earnings per share	$0.10	$0.05

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)
(Unaudited)

	For Three Months Ended March 31,
	2008	2007
		Restated
Cash flows from operating activities:
Net income	$1,375,617	$679,912
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	140,550	75,036
Depreciation	114,404	122,186
Amortization	4,148	-
Bad debt allowance	(3,534)	-
Stock issued for services	-	4,000
Accretion expenses	9,311	6,916
Subsidy received from government	348,326	-

Changes in operating assets and liabilities:
Accounts receivable	(949,529)	(105,857)
Inventory	(160,551)	(165,004)
Other receivables	(314,010)	23,175
Advance to suppliers	1,884	(1,843)
Prepaid expense	24,734	(19,388)
Deposits	(481,423)	-
Accounts payable & other payables	637,869	(24,598)
Accrued expense and deferred sales	33,961	1,565
Tax payable	40,196	(12,761)
Net cash provided by operating activities	821,953	583,339

Cash flows from investing activities
Investment in subsidiary	9,039	(1,262,735)
Purchase of property and equipment	(59,015)	(21,019)
Construction contracts	(1,121,648)	(1,266,472)
Due from related party	11,751	-
Due to related party	41,799	(128,851)
Investment in subsidiary by minority holder	-	-
Proceeds on sale of equity investments	-	-
Net cash used in investing activities	(1,118,074)	(2,679,077)

Cash flows from financing activities
Proceeds from loans	1,114,462	-
Net cash provided by financing activities	1,114,462	-

Effect of exchange rate on cash	146,633	8,726

Net increase(decrease) in cash and cash equivalents	965,154	(2,087,012)

Cash and cash equivalents, beginning of period	3,260,307	5,713,925
Cash and cash equivalents, end of period	$4,225,461	$3,626,913

Supplemental cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	-	-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

1. Nature of operations

The unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation incorporated on November 12, 2003 and formerly known as Goldtech Mining Corporation  (the “Company”), its 100% owned subsidiary, DonTech Waste Services, a Delaware corporation incorporated in November 2005 (“DonTech”), and its indirect majority owned subsidiaries, Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”), Dongtai Water Recycling Co. Ltd. (“Dongtai Water”), Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”) and Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”).

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

Dongtai was incorporated on January 9,1991 in the PRC.

Liaoyang Dongtai was incorporated on March 22, 2006. Dongtai has a 60% interest in this subsidiary. Liaoyang Dongtai is located in Liaoyang, PRC and is engaged in the business of the collection, treatment, disposing and recycling of industrial wastes. On July 14, 2007, Liaoyang Dongtai was dissolved and liquidated.

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

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. In August 2007, Dongtai acquired 70% of the equity of Zhuorui from a related company, controlled by Mr. Dong Jinqing, CEO and CFO of the company, at the price of RMB 7 million (USD$_958,300), which was accounted for as a reorganization of entities under common control.

On March 2, 2007, the Company purchased 49% of the equity of Dongtai Organic Waste Treatment Co., Ltd. (“Dongtai Organic”), a newly formed company which is also a BOT project, engaged in municipal sludge treatment in Dalian. Dongtai Organic will operate for a period of 20 years. The investment in Dongtai Organic is accounted for using the equity method.

Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”), is a PRC joint venture established on December 22, 2007 and is owned 75% by Dongtai. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp tank building technique, and is dedicated to generating energy by organic waste anaerobic fermentation, and industrial effluent treatment and municipal sewage plant.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of China Industrial Waste Management, Inc., a Nevada corporation, its 100% owned subsidiary, DonTech Waste Services Inc., a Delaware corporation, its 90% indirectly owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd., a PRC company, its 80% indirectly owned subsidiary, Dongtai Water Recycling Co. Ltd., a PRC company, its 70% indirectly owned subsidiary, Dalian Zhuorui Resource Recycling Co., Ltd., a PRC company, and its 75% indirectly owned subsidiary, Dalian Lipp Enviromental Energy Engineering & Technology Co., Ltd., a PRC company. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

Foreign currency translation

As of March 31, 2008 and 2007, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of March 31, 2008 and December 31, 2007 is $6,558 and $9,776, respectively. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	As of
	March 31, 2008	December 31, 2007

Long-term	$464,734	437,619

Long-term investment
Invested company	Equity acquired	Balance as of March 31, 2008	Balance as of December 31, 2007
Dongtai Organic	49%	2,730,017	2,633,354
Total		2,730,017	2,633,354

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

Intangible assets

Intangible assets consist of “Rights to use land and build a plant” for fifty years. The intangible assets are amortized straight - line over fifty years. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Net intangible assets on March 31, 2008 were USD$1,791,147(RMB12,577,791). Such assets consist entirely of a right to use land of USD$1,992,404(RMB13,991,057), less accumulated amortization of USD$201,257(RMB1,413,261).

Discontinued operations

Due to a lack of progress of Liaoyang Dongtai in developing a local market for its services, the Board of Directors of the company decided to dissolve and liquidate Liaoyang Dongtai in July 2007.

Before termination, Liaoyang Dongtai’s primary asset was cash in the amount of RMB 399,989 (USD $52,602). Since Liaoyang Dongtai never generated any revenue, there was no tax incurred, and the expenses from its operations were accounted for as sundry expenses.

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

Fair value of financial instruments

Statements of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of March 31, 2008 and December 31, 2007 deferred sales amounted to $703,221 and $667,389, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2008 and 2007 were immaterial.

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

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax at a rate of 30% on its net income. According to a PRC ruling, any joint venture with foreign investment will get special tax exempt treatment for the first two years, reduced tax rate for three years at 9%, 10% and 11% for the third, fourth and fifth year..

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

4. New accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. Fin 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effectively for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial condition.

FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not impact the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company’s fiscal year beginning on October 1, 2008. The Company’s management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, or SAB 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We do not expect that the adoption of SAB 108 would have a material effect on our consolidated financial statements.

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

The amounts in the restated financial statements were translated at a rate of USD$1 = RMB 7.7342, USD$1 = RMB 7.8087 and USD$1 = RMB 8.0170, as quoted by People’s Bank of China as of March 31, 2007, December 31, 2006 and March 31, 2006 respectively

The Company therefore restated its consolidated balance sheet as of March 31, 2007 and 2006, its consolidated statements of income for three months ended March 31, 2007 and March 31, 2006 and its consolidated statement of cash flows for three months ended March 31, 2007 and March 31, 2006. These restatements have previously been filed with the Securities and Exchange Commission. The effects of the restatements are shown in the following tables.

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

Income Statements

	Original	Restated
	For Three Months Ended March 31,
ITEMS	2007	2007
Revenue	$1,682,972	$1,682,972
Costs of revenue (including depreciation)	(495,317)	(509,768)
Gross profit	1,187,655	1,173,204

Operating expenses
Selling expenses	204,241	204,241
General and administrative expenses	217,160	217,160
Total operating expenses	421,401	421,401

Income from operations	766,254	751,803

Other income (expense)
Interest income	2,804	2,804
Other income	368	368
Other expense	(27)	(27)
Total other income (expense)	3,145	3,145
Net income before minority interest and income tax	769,399	754,948

Income tax (benefit)	-	-

Net income after income tax	769,399	754,948

Minority interest	76,481	75,036

Net income	$692,918	$679,912

Foreign currency translation adjustment	(52,178)	58,768

Comprehensive income	$640,740	$738,680

Basic and diluted weighted average shares outstanding	13,220,843	13,220,843

Basic and diluted net earnings per share	0.05	0.05

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In November 2005, a Delaware corporation known as China Industrial Waste Management, Inc. (“CIWM Delaware”) acquired 90% of the issued and outstanding capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dongtai”) from the shareholders of Dongtai in a reverse merger transaction in which the Dongtai shareholders became the owner of all of the issued and outstanding shares of CIWM Delaware..As a result of the reverse merger, Dongtai became a joint venture with foreign investment under the laws of the PRC, with a total registered and paid-in capital of $2.3 million. The exchange of shares with the Dongtai shareholders was accounted for as a reorganization between entities under common control with CIWM Delaware as the receiving entity, as prescribed by SFAS 141. The accounts of both entities were combined at their historical cost basis, resulting in no gain, loss, or goodwill. The combination was essentially a recapitalization of Dongtai.

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

Our revenues generated in first quarter 2008 were primarily attributable to fees from waste treatment and disposal services. We expect to experience continued increases in waste treatment and disposal services in fiscal 2008 in large part due to continued growth in Dalian and Liaoyang Province and increasing government environmental regulation.

In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dongtai’s capacity for waste treatment and disposal. It is anticipated that the total investment in this expansion project will be approximately RMB 120 million (approximately USD$16.4 million). Groundbreaking, incinerator design and other facilities design for the expansion project have been completed, and an environmental impact assessment report has been submitted to and approved by the Ministry of Environmental Protection of China.

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and proceeds from the sale of recycled materials. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Revenues

The Company’s operating revenues for the three months ended March 31, 2008 was $3,130,280, increased by $1,447,308 or 86% compared with $1,682,972 for the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007
		Restated
Service fees	$1,819,552	$837,063
Sales of cupric sulfate	708,843	388,333
Sales of recycled commodities	$601,885	$457,576
Operating revenue	$3,130,280	$1,682,972

The increase in revenues from service fees mainly result from broadened customer base during this period compared with the same period last year, as well as an increase in sales of cupric sulfate. We experienced a $320,510 or 83% increase during the three months ended March 31, 2008 in comparison with the same period in 2007 as both the unit price and volume of cupric sulfate sold increased.

Cost of Revenues

The Company’s cost of revenues for the three months ended March 31, 2008 was $928,093 compared with $509,768 for the three months ended March 31, 2007.

Cost of service fees	$371,035	$228,619
Cost of cupric sulfate	$286,526	$97,295
Cost of recycled commodities	$270,532	$183,854
Total	$928,093	$509,768

The cost of revenues increased by $418,325 or 82% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as the rapid expansion of our business caused the corresponding increase in costs.

The cost of reclaimed products (which includes cost of cupric sulfate and cost of other recycled commodities) for the three months ended March 31, 2008 increased by $275,909 or 98%, compared with the same period in 2007. Such increase is attributable to a sharp increase in the price of raw materials.

Operating Expenses

Total operating expenses for the three months ended March 31, 2008 increased by $160,526 to $581,927 from $421,401 for the three months ended March 31, 2007, an increase of 38%. The increase in operating expenses is principally attributable to relatively significant increased on General and administrative expenses as the Company incurred expenses in connection with the company’s expansion in operation. In comparison with the same periods in 2007, the general and administrative expenses for the three months ended March 31, 2008 increased by 63%.

Foreign Currency Translation

Foreign currency translation adjustments for the three months ended March 31, 2008 increased to $589,954 from $58,768 for the three months ended March 31, 2007. This fluctuation is attributable to the revaluation of the Chinese currency against the U.S. dollar.

Net Income

Net income for the three months ended March 31, 2008 increased by $695,705 or 102% to $1,375,617 from $679,912 for the three months ended March 31, 2007. This increase is primarily attributable to the increase in revenues for the Company in the 2008 quarter.

Liquidity and Capital Resources

We have financed our operations and met capital expenditure requirements primarily through cash provided by operating activities, trade credit and bank loans.

Accounts receivable increased by $997,998 or 168% from 594,322 as of December 31 2007 to $1,592,320. This is attributable to an increase in the number of customers during the 2008 three-month period. Short-term loan as of the three months ended March 31 2008 was $2,563,299 whereas the amount as of December 31 2007 was $1,369,000 as the Company made additional bank borrowings to accelerate our business expansion.

As of March 31, 2008, the Company had cash and cash equivalents of $4,225,461, compared to $3,260,307 at December 31, 2007. As of March 31, 2008, the Company had working capital of $2,965,479, compared to $2,345,626 as of December 31, 2007.

Cash Flow

	March 31, 2008	March 31, 2007
Net cash provided by operating activities	$821,953	$583,339
Net cash used in investing activities	$(1,118,074)	$(2,679,077)
Net cash provided by financing activities	$1,114,642	-

Net cash provided by operating activities totaled $821,953 for the three months ended March 31, 2008, compared to cash provided by operations of $583,339 for the three months ended March 31, 2007; an increase of $238,614 or 41% over the same period in the previous year. The principal reason for the increase in 2008 was cash in-flow generated from sales experienced a 7% increase in the first quarter compared with the same period in 2007. Therefore cash spent on material procurement, payroll and tax payment increased.

Net cash used in investing activities for the three months ended March 31, 2008 decreased by $1,561,003 or 58% compared to the same period in 2007. This decrease is attributable to a decline in spending on fixed assets and other investing activities.

Net cash provided by financing activities for the three months ended March 31, 2008 increased by $1,114,642 compared to the same period in 2007 as we received an additional bank loan in the first quarter of 2008.

We intend to use our available funds as working capital and to expand and develop our current lines of business. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or to support the operations of the combined companies. We cannot provide any assurance that any required funding will be available on terms acceptable to us.

OFF-BALANCE SHEET ARRANGEMENTS

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

As of March 31, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)] as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

During the evaluation of disclosure controls and procedures as of December 31, 2007 conducted during the preparation of the Company’s financial statements included in its annual report on Form 10-K, a material weakness in internal controls was identified.  As a result of this material weakness the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not completely effective.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.” The Company’s management had concluded that, as of December 31, 2007, the following material weakness existed:

•
We had an insufficient familiarity with generally accepted accounting principles in the United States (“US GAAP”) causing us to improperly (a) account for landfill-related asset retirement obligations and consolidation of the results of operations of a subsidiary company, as a result of which we restated our financial statements as of December 31, 2006 and for the year then ended, and as of March 31, 2007 and for the quarter then ended and, (b) record and reconcile various financial statement entries including accounts receivable balances (including allowance for doubtful accounts), other current assets, construction in progress amounts, customer deposits, deferred revenues depreciation and amortization expenses, certain operating expenses and taxes payable, income and interest expense, a loss on investment, related party transactions; and subsidizing amounts; resulting in numerous audit adjustments.

Since January 2, 2008 we have engaged in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to many areas of our financial statements and disclosures. In order to remediate the material weakness identified as of December 31, 2007, during 2008 we have:

•
Appointed a full-time Chief Financial Officer which will now allow the CEO to devote his full-time and attention to the Company’s operations and permit a CFO with experience in accounting matters to devote her full time and attention to the functions of chief financial officer.

•	Added additional accounting and financial personnel with industry experience.
•	Commenced the process by which we will become better informed about US GAAP.
•	Began the process of sourcing a consultant experienced in the application of US GAAP, including internal controls over financial reporting, to augment our accounting staff.

Notwithstanding the remedial actions we have undertaken since December 31, 2007, because of the scope of the material weakness at December 31, 2007, our management concluded that our disclosure controls and procedures at March 31, 2008 were not completely ineffective. Our efforts to remediate our disclosure controls and procedures and internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008. Until such time, however, as our efforts remediate this weakness, there remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our disclosure controls and procedures and internal control over financial reporting, both as they relate to the material weakness identified at December 31, 2007 and to other possible areas.

Notwithstanding the existence of this material weakness in disclosure controls and procedures and internal control over financial reporting at March 31, 2008, we believe that the consolidated financial statements included elsewhere in this report fairly present, in all material respects, our consolidated balance sheets as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the quarters ended March 31, 2008 and 2007 in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008 in connection with the remedial actions described earlier in this section we modified our internal control over financial reporting to incorporate additional internal controls required by US GAAP. Other than these changes, there have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On February 4, 2008, the Company entered into a Business Advisory Agreement with Newbridge Securities Corporation. Under the Agreement, which is for a term of one year (subject to renewal on mutual agreement of the parties), Newbridge provides the Company with business and financial advice and consulting services, and the Company pays Newbridge an annual fee equal to $60,000 (payable at the rate of $5,000 per month). The Company also agreed to issue Newbridge (a) 200,000 shares of common stock at $.0001 per share and (b) five-year warrants to purchase 300,000 shares, 75,000 of which are exercisable at $3.50, 75,000 at $4.00, 75,000 at $4.50 and 75,000 at $5.00. The shares are to be earned at the rate of 50,000 shares at the time of execution of the agreement, with an additional 50,000 being earned each 90 days thereafter. The Company will record an expense in an amount equal to the fair market value of the shares on each date on which the shares are to be issued. The warrants are to be earned in four equal tranches of 75,000 warrants each (consisting of warrants to purchase 18,750 shares at $3.50 per share, warrants to purchase 18,750 shares at $4.00 per share, warrants to purchase 18,750 shares at $4.50 per share and warrants to purchase 18,750 shares at $5.00 per share) commencing on execution of the Agreement and each 90 days thereafter. On April 9, 2008, we issued the initial 50,000 shares to Newbridge under the Agreement and delivered the initial installment of warrants to purchase 75,000 shares.

Newbridge has such knowledge and experience in business and financial matters that it is able to evaluate the risks and merits of an investment in the Company and the certificates evidencing the shares and warrants issuable to Newbridge will bear a legend restricting their transferability absent registration or the existence of an available exemption from registration. The securities were issued to Newbridge in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Submission of Matters to a Vote of Security Holders.

None.

Item 5.Other Information.

On May 7 2008, the Company’s Board of Directors adopted a Code of Ethics. A copy of the Code of Ethics is filed as an exhibit to this report.

Item 6.Exhibits.

No.	Description
14	Code of Ethics
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

By:	/s/	Dong Jinqing
Dong Jinqing, Chief Executive Officer
Date: May 15, 2008

By:	/s/	Guo Xin
Guo Xin, Chief Financial Officer
Date: May 15, 2008