Form 10-Q
period 2008-06-30
China Industrial Waste Management Inc.
filed 2008-08-14
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________________ to __________________

Commission File Number: 2-95836-NY

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
(Name of registrant as specified in its charter)

NEVADA	13-3250816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O DALIAN DONGTAI INDUSTRIAL WASTE TREATMENT CO. NO. 1 HUAIHE WEST ROAD, E-T-D ZONE, DALIAN, CHINA	116600
(Address of principal executive offices)	(Zip Code)

011-86-411-82595339
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,270,843 shares of common stock are issued and outstanding as of August 14, 2008.

ii

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

Readers are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, our actual performance may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein): the timing and magnitude of technological advances; the prospects for future acquisitions; the effects of political, economic and social uncertainties regarding the governmental, economic and political circumstances in the People’s Republic of China, the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their waste management requirements; the competition in the waste management industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel; our projected sales, profitability, and cash flows; our growth strategies; anticipated trends in our industries; our future financing plans; and our anticipated needs for working capital.

Forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“USD$” or “$”) at the rate of USD$1.00 = RMB7.3046 quoted by The People’s Bank of China (“POBC”) as of December 31, 2007; and at the rate of USD$1.00 = RMB6.871 quoted by OANDA as of June 30, 2008. OANDA is a Delaware corporation providing internet foreign exchange rate at www.oanda.com. OANDA is also a foreign exchange market maker. Its internet foreign exchange rate is widely used by public which is including but not limited to major international audit firms. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through PBOC or other banks or other market makers authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate, OANDA rate or at all.

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$5,184,325	$3,260,307
Trade accounts receivable, net	2,083,087	594,322
Other receivables	117,942	22,453
Inventory	1,768,914	1,332,349
Advances to suppliers	1,397,475	390,159
Deferred expense	18,918	42,784

Total current assets	10,570,661	5,642,374

Investment	2,744,794	2,633,354
Property, plant & equipment	5,220,570	4,697,305
Less: accumulated depreciation	(2,412,110)	(2,055,268)
Net property, plant and equipment	2,808,460	2,642,037
Construction in progress	10,567,080	7,410,255
Land usage right, net of accumulated amortization	1,713,210	1,732,074
Deposits	572,786	80,925
Related party receivable	698,131	388,796
TOTAL ASSETS	$29,675,122	$20,529,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,121,256	$279,600
Short-term loan	4,802,235	1,369,000
Tax payable	54,508	93,954
Deferred sales	728,610	667,389
Accrued expenses	15,342	7,236
Accrued employees benefits	16,543	-
Related party payable	334,701	536,362
Other payable	215,594	343,207
Total current liabilities	7,288,789	3,296,748

Asset retirement obligation liability	477,341	437,619
Other long-term liabilities	1,023,895	620,979
TOTAL LIABILITIES	8,790,025	4,355,346

Minority interest in subsidiary	3,478,694	2,259,595

Stockholders' equity
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 13,270,843 shares issued and outstanding	13,271	13,221
Additional paid-in capital	2,085,684	1,968,634
Other comprehensive income	1,782,748	1,153,728
Retained earnings	13,524,700	10,779,291
Total stockholders' equity	17,406,403	13,914,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,675,122	$20,529,815

See notes to Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service fees	$1,954,513	$1,031,021	$3,774,065	$1,868,084
Sales of cupric sulfate	671,747	561,859	1,380,590	950,192
Sales of recycled commodities	964,599	871,383	1,566,484	1,328,959
Operating revenue	3,590,859	2,464,263	6,721,139	4,147,235

Cost of service fees	315,881	354,530	686,916	583,148
Cost of cupric sulfate	238,577	168,454	525,103	265,751
Cost of recycled commodities	536,944	330,693	807,476	514,546
Costs of revenue (including depreciation)	1,091,402	853,677	2,019,495	1,363,445

Gross profit	2,499,457	1,610,586	4,701,644	2,783,790

Operating expenses
Selling expenses	187,022	277,783	415,103	482,024
General and administrative expenses	563,930	579,847	917,776	797,007
Total operating expenses	750,952	857,630	1,332,879	1,279,031

Income from operations	1,748,505	752,956	3,368,765	1,504,759

Other income(expense)
Investment income (loss)	(1,413)	-	(10,452)	-
Interest income	(112)	9,085	6,186	11,889
Other income	574	1,118	6,454	1,486
Other expense	(1,659)	(26)	(1,661)	(53)
Total other income (expense)	(2,610)	10,177	527	13,322
Net income from continuing operations before minority interest and income tax	1,745,895	763,133	3,369,292	1,518,081

Income tax expense	(227,216)	-	(334,446)	-

Income from continuing operations	1,518,679	763,133	3,034,846	1,518,081

Minority interest	148,887	76,141	289,437	151,177

Net income	$1, 369,792	$686,992	$2,745,409	$1,366,904

Foreign currency translation adjustment	155,554	165,373	745,508	224,141

Comprehensive income	$1,525,346	$852,365	$3,490,917	$1,591,045

Basic weighted average shares outstanding	13,234,434	13,220,843	13,234,434	13,220,843

Diluted weighted average shares outstanding	13,234,434	13,220,843	13,234,434	13,220,843

Basic and diluted net earnings per share	$0.10	$0.05	$0.21	$0.10

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,745,409	$1,366,904
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	1,219,099	151,177
Depreciation	356,842	218,250
Amortization	18,864	17,915
Bad debt allowance	6,701	-
Stock issued for services	117,100	8,000
Accretion expenses	39,722	13,910
Loss on equity investment	(111,440)	-
Subsidy received from government	402,916	-

Changes in operating assets and liabilities:
Accounts receivable	(1,495,466)	(36,476)
Inventory	(436,565)	(272,455)
Other receivables	(95,489)	(148,646)
Advance to suppliers	(1,007,316)	(9,138)
Prepaid expense	-	(22,349)
Deposits	(491,861)	-
Accrued expense and deferred sales	109,736	471,927
Accounts payable	714,043	111,217
Tax payable	(39,446)	(1,354)
Net cash provided by operating activities	2,052,849	1,868,882

Cash flows from investing activities
Investment in subsidiary	-	(1,269,825)
Purchase of property and equipment	(523,265)	(74,472)
Construction contracts	(3,156,825)	(1,297,834)
Due from related party	(309,335)	(239,625)
Due to related party	(201,661)	-
Net cash used in investing activities	(4,191,086)	(2,881,756)

Cash flows from financing activities
Proceeds from loans	3,433,235	-
Net cash provided by financing activities	3,433,235	-

Effect of exchange rate on cash	629,020	132,640

Net increase in cash and cash equivalents	1,924,018	(880,234)

Cash and cash equivalents, beginning of period	3,260,307	5,713,925
Cash and cash equivalents, end of period	$5,184,325	$4,833,691

Supplemental cash flow information:
Cash paid during the year for:
Interest	$89,107	$-
Income taxes	$-	$-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

1. Nature of operations

The accompanying unaudited consolidated financial statements include China Industrial Waste Management, Inc., a Nevada corporation (the “Company”) incorporated on November 12, 2003, its wholly owned subsidiary, DonTech Waste Services, a Delaware corporation (“DonTech”), and its indirect majority owned subsidiaries:
•	Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”)

•	Dongtai Water Recycling Co. Ltd. (“Dongtai Water”)

•	Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”)

•	Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”)

The Company is engaged in the collection, treatment, disposal, and recycling of industrial wastes principally in Dalian and surrounding areas in Liaoning Province, the People’s Republic of China (“PRC). The Company provides waste disposal solutions to its more than 400 customers from facilities located in the Economic and Technology Development Zone, Dalian, China. In addition, the Company provides the following services to its clients:

•	Environmental protection services,

•	Technology consultation,

•	Pollution treatment services,

•	Waste management design processing services,

•	Waste disposal solutions,

•	Waste transportation services,

•	Onsite waste management services, and

•	Environmental pollution remediation services.

The Company is currently participating in the operation of the following waste disposal and environmental protection projects:

• Dongtai Water, a build-operate-transfer project established to process polluted water generated by the city of Dalian. Construction of the sewage plant has been completed, and the project is currently in the stage of commissioning.

• Zhuorui engages in the project of plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. The project is now in the facility installation stage.

• Dalian Lipp is currently conducting a project based on the Lipp tank building technique to generate energy by organic waste anaerobic fermentation, and industrial effluent treatment and municipal sewage plant.

• Dongtai Organic Waste Treatment project, engaged in municipal sludge treatment in Dalian. The project is now in the installation stage.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the parent entity, its wholly owned subsidiary, DonTech Waste Services Inc, its 90% owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd, its 80% owned subsidiary, Dongtai Water Recycling Co. Ltd, its 70% owned subsidiary, Dalian Zhuorui Resource Recycling Co., Ltd, and its 75% owned subsidiary, Dalian Lipp Enviromental Energy Engineering & Technology Co., Ltd.. All material inter-company accounts and transactions have been eliminated in the consolidation.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Foreign currency translation

As of June 30, 2008 and 2007, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of June 30, 2008 and December 31, 2007 is $6,701 and $9,776, respectively. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Construction in progress consists of the design expenses, architect fee and cost of the equipment to treat waste. Construction in progress includes capitalized interest of $116,029 and $77,353 as of June 30, 2008 and December 31, 2007 respectively.

Landfills

Cost Basis of Landfill Assets — we capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land, permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations and its Interpretations.”

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	June 30, 2008	December 31, 2007
Long-term	$477,341	437,619

Long-term investment

Invested company	Equity acquired	Balance as of June 30, 2008	Balance as of December 31, 2007
Dongtai Organic	49%	2,744,794	2,633,354
Total		2,744,794	2,633,354

Long-term investments are recorded under the equity method. Dongtai Organic is constructing and will operate a sludge treatment and disposal facility in Dalian, PRC, of which the investment is recorded under the equity method.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of June 30, 2008 and 2007, respectively.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Net intangible assets at June 30, 2008 and December 31, 2007 were $1,713,210 and $1,732,074 respectively. Such assets consist entirely of a right to use land of $1,921,474, less accumulated amortization of $208,246 and $189,400.

Minority interest

Minority interest represents the minority owners’ 10% equity interest in Dongtai, 20% equity interest in Dongtai Water, 30% equity interest in Zhuorui and 25% equity interest in Dalian Lipp.

Fair value of financial instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of June 30, 2008 and December 31, 2007 deferred sales amounted to $728,610 and $667,389, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2008 and 2007 were immaterial.

Stock-based compensation

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”, which prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123(R) requires compensation expense to be recorded using the fair value method.

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
JUNE 30, 2008

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax at a rate of 30% on its net income. According to a PRC ruling, any joint venture with foreign investment will get special tax exempt treatment for the first two years, reduced tax rate for three years at 9%, 10% and 11% for the third, fourth and fifth year..

Statement of cash flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and diluted net earnings per share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Contingent liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with SFAS No. 5, “Accounting for Contingencies”. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation.

Recent accounting pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account seperately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

 3. Inventory

Inventory at June 30, 2008 and December, 31, 2007 consists of raw materials and recycled commodities as Follow:

	June 30, 2008	December 31, 2007
Raw materials	$391,796	$786,427
Recycled commodities	1,377,118	545,922
Total	$1,768,914	$1,332,349

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

4. Property and equipment

	June 30, 2008	December 31, 2007
Land and building	$2,536,429	$2,305,868
Machinery and equipment	1,284,611	1,242,966
Office equipment	562,575	375,433
Vehicles	836,955	773,038
	5,220,570	4,697,305
Less accumulated depreciation	(2,412,110)	(2,055,268)
Total property and equipment, net	$2,808,460	$2,642,037

Construction in progress	10,567,080	7,410,255
Total	$13,375,540	$10,052,292

 5. Short-term loan

The Company entered into multiple one-year loans with accredited lenders. The interest rate varies from 8.748 % to 9.720%. As of June 30, 2008, the remaining balance was $4,802,235.

6. Other long-term liabilities

Other long term liabilities include special fund for environmental protection in the amount of $ 873,134, and obligation to pay for land usage right in the amount of $ 150,761.

7. Accumulated other comprehensive income

The components of accumulated other comprehensive income was as follow:

	June 30, 2008	December 31, 2007
Cumulative translation adjustment of foreign currency statements	$745,508	$774,007

8. Equity

During current period, the Company issued 50,000 shares of common stock as compensation for services to an investment consulting firm. The fair market value of the stock is approximately $117,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, our actual performance may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein): the timing and magnitude of technological advances; the prospects for future acquisitions; the effects of political, economic and social uncertainties regarding the governmental, economic and political circumstances in the People’s Republic of China, the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their waste management requirements; the competition in the waste management industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel; our projected sales, profitability, and cash flows; our growth strategies; anticipated trends in our industries; our future financing plans; and our anticipated needs for working capital.

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

Three Months and Six Months Ended June 30, 2008 Compared to the Three Months and Six Months Ended June 30, 2007

We generate revenue primarily from two sources: (a) Services provided to customers for waste collection, transfer, recycling and disposal; and (b) Sale of recycled materials. We consider our collection and disposal operations, and reclamation of recycled materials as our core business.

Revenues.

The Company’s operating revenues for the three and six months ended June 30, 2008 were $3,590,859 and $6,721,139, compared with $2,464,263 and $4,147,235 for the three and six months ended June 30, 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service fees	1,954,513	1,031,021	3,774,065	1,868,084
Sales of cupric sulfate	671,747	561,859	1,380,590	950,192
Sales of other recycled commodities	964,599	871,383	1,566,484	1,328,959
Total	3,590,859	2,464,263	6,721,139	4,147,235

Revenues from service fees increased by $1,905,981 or 102% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  Revenues from service fees for the three months ended June 30, 2008 increased by $923,492 or 89.6% over the comparable period in 2007. The increases in revenues  from service fees during the three and six months ended June 30, 2008 over the comparable periods in 2007 resulted from an increase in the number of our customers for waste processing services, and increased demand for our services from existing customers.

Cost of Revenues.

The Company’s cost of revenues for the three and six months ended June 30, 2008 were $1,091,402 and $2,019,495, compared with $853,677 and $1,363,445 for the three and six months ended June 30, 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of service fees	315,881	354,530	686,916	583,148
Cost of cupric sulfate	238,577	168,454	525,103	265,751
Cost of other recycled commodities	536,944	330,693	807,476	514,546
Total	1,091,402	853,677	2,019,495	1,363,445

The cost of service fees for the six months ended June 30, 2008 increased by $103,768 or 17.8% compared to the six months ended June 30, 2007 due to increase in cost of raw materials.

The cost of reclaimed products (which includes cost of cupric sulfate and cost of other recycled commodities) for both the three and six months ended June 30, 2008 increased by 55.4% and 70.8%, respectively, compared with the same periods in 2007. Such increase is attributable to a sharp increase in the cost of raw materials.

Selling Expenses.

Total selling expenses for the three months ended June 30, 2008 decreased by 32.7% over such expenses for the three months ended June 30, 2007 and decreased by 13.9% for the six months ended June 30, 2008 compared with the same period in 2007. The decreases in selling expenses were principally attributable to improved control over cost and expenses.

General and Administrative Expenses.

In comparison with the same period in 2007, the general and administrative expenses for the six months ended June 30, 2008 increased by 15.2%, principally as a result of expanded business.

Net Income.

Net income for the three months ended June 30, 2008 increased by $682,800 or 99.4% to $1,369,792 from $696,992 for the three months ended June 30, 2007. Net income for the six months ended June 30 2008 increased by $1,378,505 or 100.8% to $2,745,409 from $1,366,904 for the six months ended June 30, 2007. This increase is primarily attributable to the increase in both service fees and sales of recycled commodities (including sales of cupric sulfate), which is generated from widened customer base of the Company and improved gross profit margin in the first quarters of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and met capital expenditure requirements primarily through cash provided by operating activities, and bank loans.

Short-term loan for the six months ended June 30, 2008 was $4,802,235 compared to $1,369,000 at December 31, 2007 due to additional bank borrowings to accelerate business expansion.

As of June 30, 2008, cash and cash equivalents of the Company increased $1,924,018 or 59% from $3,260,307 to $5,184,325 compared with that of December 31, 2007. This is attributable to increase in net cash provided by operating activities, and proceeds from bank loans. As of June 30, 2008, the Company had working capital of $3,281,872, compared to $2,345,626 as of December 31, 2007.

Cash Flow.

	June 30, 2008	June 30, 2007
Net cash provided by operating activities	$2,052,849	$1,868,882
Net cash used in investing activities	$(4,191,086)	$(2,881,756)
Net cash provided by financing activities	$3,433,235	-

Net cash provided by operating activities totaled $ 2,052,849 for the six months ended June 30, 2008, compared to cash provided by operations of $ 1,868,882 for the six months ended June 30, 2007; an increase of $183,967 or 9.8% over the same period in the previous year.

Net cash used in investing activities for the six months ended June 30, 2008 increased by $1,309,330 or 45.4% compared to the same period in 2007. This increase is attributable to purchasing of property and equipment, and construction in progress.

Net cash provided by financing activities for the six months ended June 30, 2008 increased by $3,433,235 compared to the same period in 2007, due to short term borrowing.

We intend to use our available funds as working capital and to expand and develop our current lines of business. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or to support the operations of the combined companies. We cannot provide any assurance that any required funding will be available on terms favorable to us.

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

As of June 30, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)] as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

•	Added additional accounting and financial personnel with industry experience.

•	Commenced the process by which we will become better informed about US GAAP.

•	Continued the process of sourcing a consultant experienced in the application of US GAAP, including internal controls over financial reporting, to augment our accounting staff.

Notwithstanding the remedial actions we have undertaken since December 31, 2007, because of the scope of the material weakness at December 31, 2007, our management concluded that our disclosure controls and procedures at June 30, 2008 were not completely effective. Our efforts to remediate our disclosure controls and procedures and internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008. Until such time, however, as our efforts remediate this weakness, there remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our disclosure controls and procedures and internal control over financial reporting, both as they relate to the material weakness identified at December 31, 2007 and to other possible areas.

Notwithstanding the existence of this material weakness in disclosure controls and procedures and internal control over financial reporting at June 30, 2008, we believe that the consolidated financial statements included elsewhere in this report fairly present, in all material respects, our consolidated balance sheets as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the quarters ended June 30, 2008 and 2007 in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2008 in connection with the remedial actions described earlier in this section we modified our internal control over financial reporting to incorporate additional internal controls required by US GAAP. Other than these changes, there have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Date: August 14, 2008	By:	/s/ Dong Jinqing
Dong Jinqing, Chief Executive Officer

Date: August 14, 2008	By:	/s/ Guo Xin
Guo Xin, Chief Financial Officer