Form 10-Q
period 2008-09-30
China Industrial Waste Management Inc.
filed 2008-11-14
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________________ to __________________

Commission File Number: 2-95836-NY

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
( Name of registrant as specified in its charter )

NEVADA	13-3250816
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O DALIAN DONGTAI INDUSTRIAL WASTE TREATMENT CO. NO. 1 HUAIHE WEST ROAD, E-T-D ZONE, DALIAN, CHINA	116600
( Address of principal executive offices)	(Zip Code)

011-86-411-82595339
(Registrant's telephone number, including area code)

N/A
( Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐  No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,524,176 shares of common stock are issued and outstanding as of October 13, 2008.

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	F-1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	6
Item 4T	Controls and Procedures.	6

PART II - OTHER INFORMATION
Item 5.	Other Information.	8
Item 6.	Exhibits.	8

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

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“USD$” or “$”) at the rate of USD$1.00 = RMB 7.3046 quoted by The People’s Bank of China (“POBC”) as of December 31, 2007; and at the rate of USD$1.00 = RMB 6.9989 quoted by OANDA as of September 30, 2008. OANDA is a Delaware corporation providing internet foreign exchange rate at www.oanda.com . OANDA is also a foreign exchange market maker. Its internet foreign exchange rate is widely used by public which is including but not limited to major international audit firms. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through PBOC or other banks or other market makers authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate, OANDA rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, its direct, wholly-owned subsidiary DonTech Waste Services, Inc. (“DonTech”) and DonTech’s majority owned subsidiaries, Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”), Dongtai Water Recycling Co. Ltd. (“Dongtai Water”), Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”) and, prior to its dissolution in July 2007, Liaoyang Dongtai Industrial Waste Treatment Co., Ltd. (“Liaoyang Dongtai”). The Company is in the process of dissolving DonTech, which serves as a holding company for the shares of the Company’s operating subsidiaries.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$5,332,934	$3,260,307
Trade accounts receivable, net	2,366,837	594,322
Other receivables	237,100	22,453
Inventory	1,866,807	1,332,349
Advances to suppliers	269,533	390,159
Deferred expense	18,235	42,784

Total current assets	10,091,446	5,642,374

Investment	2,789,747	2,633,354
Property, plant and equipment	5,227,587	4,697,305
Less: accumulated depreciation	(2,546,694)	(2,055,268)
Net property, plant and equipment	2,680,893	2,642,037
Construction in progress	12,791,631	7,410,255
Land usage right, net of accumulated amortization	1,703,778	1,732,074
Deposits	12,246	80,925
Related party receivable	978,534	388,796
Escrow account	750,000	-
Other asset	298,283	-
TOTAL ASSETS	$32,096,558	$20,529,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,281,890	$279,600
Short-term loan	3,355,166	1,369,000
Tax payable	125,387	93,954
Deferred sales	619,681	667,389
Accrued expenses	22,694	7,236
Related party payable	294,078	536,362
Other payable	20,919	343,207
Total current liabilities	5,719,815	3,296,748

Asset retirement obligation liability	497,152	437,619
Other long-term liabilities	1,026,389	620,979
TOTAL LIABILITIES	7,243,356	4,355,346

Minority interest in subsidiary	2,806,773	2,259,595

Stockholders' equity
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized;
14,534,175 and 13,220,843 shares issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	14,534	13,221
Additional paid-in capital	5,362,324	1,968,634
Stock subscription	220,000	-
Other comprehensive income	2,102,158	1,153,728
Retained earnings	14,347,413	10,779,291
TOTAL STOCKHODERS' EQUITY	22,046,429	13,914,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,096,558	$20,529,815

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service fees	$1,656,080	$1,227,503	$5,430,145	$2,855,733
Sales of cupric sulfate	423,891	334,728	1,804,481	1,382,499
Sales of recycled commodities	1,115,150	762,352	2,671,634	2,233,586
Operating revenue	3,195,121	2,324,583	9,906,260	6,471,818

Cost of service fees	478,550	391,652	1,165,466	862,352
Cost of cupric sulfate	212,132	94,975	737,235	388,016
Cost of recycled commodities	639,923	269,032	1,447,399	868,736
Costs of revenue (including depreciation)	1,330,605	755,659	3,350,100	2,119,104

Gross profit	1,864,516	1,568,924	6,556,160	4,352,714

Operating expense:
Selling expenses	233,783	306,492	648,886	788,516
General and administrative expenses	439,021	404,766	1,356,797	1,201,773
Total operating expenses	672,804	711,258	2,005,683	1,990,289

Income from operations	1,191,712	857,666	4,550,477	2,362,425

Other income (expense):
Investment loss	(5,494)	-	(15,946)	-
Interest income	11,441	11,770	17,627	23,659
Other income	1,934	13,568	8,388	15,054
Other expense	(168,349)	(3,069)	(170,010)	(3,122)
Total other income (expense)	(160,468)	22,269	(159,941)	35,591
Net income from continuing operations before minority interest and income tax	1,031,244	879,935	4,390,536	2,398,016

Income tax provision	(103,499)	-	(437,945)	-

Income from continuing operations	927,745	879,935	3,952,591	2,398,016

Discontinued operation, net	-	(5,221)	-	(5,221)

Minority interest	95,033	61,598	384,470	212,775

Net income	$832,712	$813,116	$3,568,121	$2,180,020

Foreign currency translation adjustment	202,900	163,314	948,408	387,455

Comprehensive income	$1,035,612	$976,430	$4,516,529	$2,567,475

Basic weighted average shares outstanding	13,902,510	13,220,843	13,392,040	13,220,843

Diluted weighted average shares outstanding	13,902,510	13,220,843	13,392,040	13,220,843

Basic and diluted net earnings per share	$0.06	$0.06	$0.27	$0.16

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$3,568,121	$2,180,020
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	547,178	212,775
Depreciation	491,426	330,581
Amortization	28,296	27,069
Bad debt allowance	7,782	-
Stock issued for services	117,100	12,000
Accretion expenses	59,533	21,016
Loss on disposal of subsidiary	-	5,221
Loss on equity investment	(156,393)	-
Value added tax credit	(298,283)	-

Changes in operating assets and liabilities:
Accounts receivable	(1,780,297)	(229,964)
Inventory	(534,458)	(613,760)
Other receivables	(214,646)	(345,230)
Advance to suppliers	120,626	(9,205)
Prepaid expense	-	(18,144)
Deposits	68,679	-
Accrued expense and deferred sales	(7,701)	452,817
Accounts payable	680,002	264,065
Tax payable	31,433	(32,826)
Escrow account	(750,000)	-
Net cash provided by operating activities	1,978,398	2,256,435

Cash flows from investing activiies
Investment in subsidiary	-	(2,623,370)
Purchase of property and equipment	(530,282)	(187,172)
Construction contracts	(5,381,376)	(4,697,512)
Due from related party	(589,738)	(28,635)
Due to related party	(242,284)	(480,299)
Proceeds on sale of equity investments	-	33,934
Net cash used in investing activities	(6,743,680)	(7,983,054)

Cash flows from financing activities
Proceeds from short term loans	3,433,235	-
Repayment of shor term loans	(1,447,069)	-
Procceds from issuance of common stock	3,277,903	-
Stock subscription	220,000	-
Subsidy received from government	405,410	396,246
Net cash provided by financing activities	5,889,479	396,246

Effect of exchange rate on cash	948,430	149,741

Net increase (decrease) in cash and cash equivalents	2,072,627	(5,180,632)

Cash and cash equivalents, beginning of period	3,260,307	6,478,978
Cash and cash equivalents, end of period	$5,332,934	$1,298,346

Supplemental cash flow information:
Cash paid during the year for:
Interest	$163,140	$-
Income taxes	$-	$-
Non-cash financing activities:
Common stock issuance cost	$113,000	$-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

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

• Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”)
• Dongtai Water Recycling Co. Ltd. (“Dongtai Water”)
• Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”)
• Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”)

The Company is engaged in the collection, treatment, disposal, and recycling of industrial wastes principally in Dalian and surrounding areas in Liaoning Province, the People’s Republic of China (“PRC”). The Company provides waste disposal solutions to its more than 400 customers from facilities located in the Economic and Technology Development Zone, Dalian, China. In addition, the Company provides the following services to its clients:

• Environmental protection services,
• Technology consultation,
• Pollution treatment services,
• Waste management design processing services,
• Waste disposal solutions,
• Waste transportation services,
• Onsite waste management services, and
• Environmental pollution remediation services.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Foreign currency translation
As of September 30, 2008 and 2007, the accounts of the Company were maintained, and the consolidated financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity was translated at the historical rates and the statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash
In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of $750,000, which the Company holds in a separate escrow account as required by a group of investors lead by Ancora Greater China Fund.

Accounts and other receivables
Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of September 30, 2008 and December 31, 2007 was $7,782 and $9,776, respectively. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term of up to nine to twelve months. Reserves are recorded primarily on a specific identification basis.

Concentration of credit risks
The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
Construction in progress includes capitalized interest of $134,454 and $77,353 as of September 30, 2008 and December 31, 2007 respectively.

Landfills
Cost Basis of Landfill Assets — we capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land, permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations and its Interpretations”.

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
SEPTEMBER 30, 2008

Amortization is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace.

Liabilities for landfill and environmental remediation costs are presented in the table below:

	September 30, 2008	December 31, 2007

Long-term	$497,152	437,619

Long-term investment

Invested company	Equity acquired	Balance as of September 30, 2008	Balance as of December 31, 2007
Dongtai Organic	49%	2,789,747	2,633,354
Total		2,789,747	2,633,354

Long-term investments are recorded under the equity method. Dongtai Organic is constructing and will operate a sludge treatment and disposal facility in Dalian, PRC, of which the investment is recorded under the equity method.

Impairment of long-lived assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2008 and 2007, respectively.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Net intangible assets at September 30, 2008 and December 31, 2007 were $1,703,778 and $1,732,074 respectively. Such assets consist entirely of a right to use land of $1,921,474, less accumulated amortization of $217,696 and $189,400 respectively.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of September 30, 2008 and December 31, 2007 deferred sales amounted to $619,681 and $667,389, respectively.

Advertising costs
The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2008 and 2007 were immaterial.

Stock-based compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123(R), “Share-Based Payment”, which prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123(R) requires compensation expense to be recorded using the fair value method.

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

Local PRC income tax
The Company is subject to the PRC Enterprise Income Tax at a rate of 30% on its net income. According to a PRC ruling, any joint venture with foreign investment will get special tax exempt treatment for the first two years, reduced tax rate for three years at 9%, 10% and 11% for the third, fourth and fifth year.

Statement of cash flows
In accordance with SFAS No. 95, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In June 2008, FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

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
SEPTEMBER 30, 2008

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

 4. Inventory

Inventory at September 30, 2008 and December, 31, 2007 consists of raw materials and recycled commodities as Follow:

	September 30, 2008	December 31, 2007
Raw materials	$851,245	$786,427
Recycled commodities	1,015,562	545,922
	$1,866,807	$1,332,349

5. Property, plant and equipment

	September 30, 2008	December 31, 2007
Land and building	$2,536,429	$2,305,868
Machinery and equipment	1,291,628	1,242,966
Office equipment	562,575	375,433
Vehicles	836,955	773,038
	5,227,587	4,697,305
Less accumulated depreciation	(2,546,694)	(2,055,268)
Total property and equipment, net	2,680,893	2,642,037

Construction in progress	12,791,631	7,410,255
Total	$15,472,524	$10,052,292

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

6. Other asset

Other asset in the amount of $298,283 represent for value added tax (“VAT”) credit.
VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

The standard VAT rate is 17%, and a reduced rate of 13% or even 0% applies to certain items.

PRC regulations categorize taxpayers as general VAT taxpayers and small-scale VAT taxpayers, depending on sales volume and the soundness of their accounting system. General VAT taxpayer status is not granted automatically but subject to the approval of the tax authorities.

General VAT taxpayers with an adequate accounting system are allowed to reduce their VAT burden by crediting input VAT against Output VAT, which is demonstrated by a special VAT invoice.

 7. Short-term loan

The Company entered into multiple one-year loans with accredited lenders. The interest rate varies from
8.748 % to 9.720%. As of September 30, 2008, the remaining balance was $3,355,166.

8. Other long-term liabilities

Other long term liabilities include special fund for environmental protection in the amount of $ 875,261, and obligation to pay for land usage right in the amount of $ 151,128.

9. Accumulated other comprehensive income

The components of accumulated other comprehensive income was as follow:

	September 30, 2008	December 31, 2007
Cumulative translation adjustment of foreign currency statements	$947,818	$774,007

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

10. Equity

In April 2008, the Company issued 50,000 shares of common stock as compensation for services to an investment consulting firm. The fair market value of the stock is approximately $117,000.

In August 2008, the Company issued 51 units, consisting of an aggregate of 1,020,000 shares of common stock, Class A warrants to purchase an aggregate of 510,000 shares of common stock and Class B warrants to purchase an aggregate of 510,000 shares of common stock, to a group of institutional and accredited investors at an effective price of $3 per share. Total gross proceeds amounted to $2,780,308, excluding issuance cost of $279,692. Each unit consists of (a) 20,000 shares of common stock, (b) one Class A common stock purchase warrant to purchase 10,000 shares of common stock until September 30, 2011, at an exercise price of $3.50 per share, and (c) one Class B common stock purchase warrant to purchase 10,000 shares of common stock until September 30, 2011, at an exercise price of $4.50 per share.

In September 2008, the Company issued 9.6665 units, consisting of an aggregate of 193,333 shares of common stock, Class A Warrants to purchase an aggregate of 96,667 shares of common stock and Class B Warrants to purchase an aggregate of 96,667 shares of common stock, to a group of institutional and accredited investors at an effective price of $3 per share. Total gross proceeds amounted to $497,595, excluding issuance cost of $82,404.  Each unit consists of (a) 20,000 shares of common stock, (b) one Class A common stock purchase warrant to purchase 10,000 shares of common stock until September 30, 2011, at an exercise price of $3.50 per share, and (c) one Class B common stock purchase warrant to purchase 10,000 shares of common stock until September 30, 2011, at an exercise price of $4.50 per share.

In September 2008, the Company issued 50,000 shares of common stock as compensation for services to an investor relationship company. The fair market value of the stock was approximately $113,000, and recorded as stock issuance cost.

In September 2008, the Company received common stock subscription in the amount of $220,000 for issuing a total of 3.66665 units, consisting of an aggregate of 73,333 shares of common stock, Class A Warrants to purchase an aggregate of 36,667 shares of common stock and Class B Warrants to purchase an aggregate of 36,667 shares of common stock, to a group of institutional and accredited investors at an effective price of $3 per share.

11. Commitment and contingency

On August 27, 2008 and September 16, 2008, the Company issued 60.6665 units to a group of institutional and accredited investors. In connection with the sale:

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

· The Company agreed to file a registration statement with the SEC to permit the investors to resell the common stock included in their units and to pay the investors liquidated damages at the rate of 1% of the amount of their investment per month, up to a maximum of 10%, to the extent the registration statement is not timely filed or diligently pursued,
·The Company agreed to establish a board of directors, a majority of whose members will be “independent” within the meaning of NASDAQ Marketplace Rule 4200(15); and $650,000 from the proceeds is being held in escrow until this requirement is satisfied,
·The Company agreed to engage an accounting consultant to assist with the presentation and delivery of financial reports and related information; and $100,000 from the proceeds is being held in escrow until this requirement is satisfied,
·The Company entered into an agreement with an investor relationship firm to provide consulting services for a period of one year. Under this agreement, the Company has agreed to pay a consulting fee equal to $9,000 per month, and issue 6,000 shares of common stock quarterly, contingent upon the occurrence of certain events described in the agreement.

12. Subsequent events

On October 14, 2008, The Company issued 5.3333 units, consisting of an aggregate of 106,668 shares of common stock, Class A warrants to purchase an aggregate of 53,334 shares of common stock and Class B warrants to purchase an aggregate of 53,334 shares of common stock, to a group of institutional and accredited investors for gross proceeds of $320,000. Each unit consists of (a) 20,000 shares of common stock, (b) one Class A common stock purchase warrant to purchase 10,000 shares of common stock until September 30, 2011, at an exercise price of $3.50 per share, and (c) one Class B common stock purchase warrant to purchase 10,000 shares of common stock until September 30, 2011, at an exercise price of $4.50 per share.

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

In addition to its waste collection and disposal operations, Dongtai participates in the operation of the following waste disposal and environmental protection projects, which are expected to contribute to revenues in future periods:

●
Dongtai Water Recycling Co. Ltd (“Dongtai Water”), a Build-Operate-Transfer (BOT) project established to process polluted water generated by the City of Dalian. Dongtai owns 80% of this project. The total investment in this project is approximately RMB 44 million (approximately $6 million). Construction of the sewage plant has been completed, and the project is currently under operation.

●
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

●
Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), which is 70% owned by Dongtai, engages in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. RMB 65 million (approximately $8.9 million). The project is now in the facility testing stage.

●
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

Our revenues generated in first quarter 2008 were primarily attributable to fees from waste treatment and disposal services. We expect to experience continued increases in waste treatment and disposal services in fiscal 2008 in large part due to continued growth in Dalian and Liaoning Province and increasing market opportunities created by government environmental regulation.

In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dongtai’s capacity for waste treatment and disposal. It is anticipated that the total investment in this expansion project will be approximately RMB 120 million (approximately USD$16.4 million). Groundbreaking, incinerator design and other facilities design for the expansion project , incinerator workshop construction have been completed, and an environmental impact assessment report has been submitted to and approved by the Ministry of Environmental Protection of China.

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

Three Months and Nine Months Ended September 30, 2008 Compared to the Three Months and Nine Months Ended September 30, 2007

We generate revenue primarily from two sources: (a) Services provided to customers for waste collection, transfer, recycling and disposal; and (b) Sale of recycled materials. We consider our collection and disposal operations, and reclamation of recycled materials as our core business.

Revenues .

The Company’s operating revenues for the three and nine months ended September 30, 2008 were $3,195,121and $9,906,260, compared with $2,324,583 and $6,471,818 for the three and nine months ended September 30, 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service fees	$1,656,080	$1,227,503	$5,430,145	$2,855,733
Sales of cupric sulfate	423,891	334,728	1,804,481	1,382,499
Sales of other recycled commodities	1,115,150	762,352	2,671,634	2,233,586
Total	$3,195,121	$2,324,583	$9,906,260	$6,471,818

Total Revenues increased by $ 3,434,442 or 53 % for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  Revenues for the three months ended September 30, 2008 increased by $870,538 or 37 % over the comparable period in 2007. The increases in revenues during the three and nine months ended September 30, 2008 over the comparable periods in 2007 resulted from an increase in the number of our customers for waste processing services, an increased demand for our services from existing customers and broadened sales network for our recycled commodities.

Cost of Revenues .

The Company’s cost of revenues for the three and nine months ended September 30, 2008 were $1,330,605 and $3,350,100 , compared with $ 755,659 and $ 2,119,104 for the three and nine months ended September 30, 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of service fees	$478,550	$391,652	$1,165,466	$862,352
Cost of cupric sulfate	212,132	94,975	737,235	388,016
Cost of other recycled commodities	639,923	269,032	1,447,399	868,736
Total	$1,330,605	$755,659	$3,350,100	$2,119,104

The cost of revenue for the nine months ended September 30, 2008 increased by $1,230,996 or 58% compared to the nine months ended September 30, 2007 in response to the increase in revenue and the sharp increase of cost of raw materials.

Selling Expenses .

Total selling expenses for the three months ended September 30, 2008 decreased by 24 % over such expenses for the three months ended September 30, 2007 and decreased by 18% for the nine months ended September 30, 2008 compared with the same period in 2007. The decreases in selling expenses were principally attributable to improved control over cost and expenses.

General and Administrative Expenses .

In comparison with the same period in 2007, the general and administrative expenses for the Nine months ended September 30, 2008 increased by 13%, principally as a result of expanded business and the addition of oversea expenses related to the recent financing.

Net Income.

Net income for the three months ended September 30, 2008 increased by $19,596 or 2.4 % to $832,712 from $813,116 for the three months ended September 30, 2007. Net income for the nine months ended September 30 2008 increased by $1,388,101 or 63.7% to $ 3,568,121 from $ 2,180,020 for the nine months ended September 30, 2007. This increase is primarily attributable to the increase in both service fees and sales of recycled commodities (including sales of cupric sulfate), which is generated from widened customer base of the Company and to the tightened control over cost and expenses.

Revision to Earnings Guidance.

The Company now anticipates its earnings for the year ending December 31, 2008 will be $4.5 million versus previously published guidance of $7.8 million. The revised guidance primarily results from a combination of (a) operating delays encountered by Zhuorui Resource Recycling Co., Ltd., the Company’s indirect majority-owned subsidiary which intends to engage in the recycling of waste catalyst to generate valuable metals and slag used in cement, (b) temporary disruptions in the operations of some of the Company’s customers caused by the Olympic Games recently held in the PRC and (c) the recent worldwide economic downturn and the significant decreases in the prices of recycled commodities, in light of which the Company has determined to maintain an inventory of recycled commodities rather than sell them at currently deflated prices.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and met capital expenditure requirements primarily through cash provided by operating activities, and bank loans.

Short-term loan for the nine months ended September 30, 2008 was $ 3,355,166 compared to $1,369,000 at December 31, 2007 due to additional bank borrowings to accelerate business expansion.

As of September 30, 2008, cash and cash equivalents of the Company increased $2,072,627 or 64 % from $3,260,307 to $5,332,934 compared with that of December 31, 2007. This is attributable to increase in net cash provided by the recent financing activities, and proceeds from bank loans. As of September 30, 2008, the Company had working capital of $ 4,371,631, compared to $ 2,345,626 as of December 31, 2007.

Cash Flow .

	September 30, 2008	September 30, 2007
Net cash provided by operating activities	$1,978,398	$2,256,435
Net cash used in investing activities	$(6,743,680)	$(7,983,054)
Net cash provided by financing activities	$5,889,479	$396,246

Net cash provided by operating activities totaled $1,978,398 for the nine months ended September 30, 2008, compared to cash provided by operations of $ 2,256,435 for the nine months ended September 30, 2007; an decrease of $ 278,037 or 12 % over the same period in the previous year.

Net cash used in investing activities for the nine months ended September 30, 2008 decreased by $1,239,374 or 15.5% compared to the same period in 2007. This is attributable to the decrease of spending in long term investment.

Net cash provided by financing activities for the nine months ended September 30, 2008 increased by $5,493,233 compared to the same period in 2007, due to short term borrowing and proceeds from the private placement.

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

OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts;

●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

●
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of September 30, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)] as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

●
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

●
Appointed a full-time Chief Financial Officer which will now allow the CEO to devote his full-time and attention to the Company’s operations and permit a CFO with experience in accounting matters to devote her full time and attention to the functions of chief financial officer.

●	Added additional accounting and financial personnel with industry experience.

●	Commenced the process by which we will become better informed about US GAAP.

●	Continued the process of sourcing a consultant experienced in the application of US GAAP, including internal controls over financial reporting, to augment our accounting staff.

Notwithstanding the remedial actions we have undertaken since December 31, 2007, because of the scope of the material weakness at December 31, 2007, our management concluded that our disclosure controls and procedures at September 30, 2008 were not completely effective. Our efforts to remediate our disclosure controls and procedures and internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008. Until such time, however, as our efforts remediate this weakness, there remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our disclosure controls and procedures and internal control over financial reporting, both as they relate to the material weakness identified at December 31, 2007 and to other possible areas.

Notwithstanding the existence of this material weakness in disclosure controls and procedures and internal control over financial reporting at September 30, 2008, we believe that the consolidated financial statements included elsewhere in this report fairly present, in all material respects, our consolidated balance sheets as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the quarters ended September 30, 2008 and 2007 in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008 in connection with the remedial actions described earlier in this section we modified our internal control over financial reporting to incorporate additional internal controls required by US GAAP. Other than these changes, there have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

PART II - OTHER INFORMATION

Item 5. Other Information.

For the following reasons, management has determined to revise previously announced earnings guidance:

•
Due to obstacles encountered during test operations of Zhuorui Resource Recycling Co., Ltd., our indirect majority-owned subsidiary (“Zhuorui”), the commencement of its operations and corresponding commencement of revenue-generation were delayed. Zhuorui intends to engage in the recycling of waste catalyst to generate valuable metals and slag used in cement. Zhuorui is working with its professional and engineering team to resolve the problems that have caused the delays.

•
The Olympics, a special event which took place in the PRC during August and September 2008, disrupted the operations of several of the Company’s customers that produce hazardous waste. While it was anticipated that the Olympics would disrupt the operations of certain customers, the delays have exceeded what had been anticipated. Management believes that operating delays attributable to the Olympics have now subsided and are not expected to recur.

•
Consistent with recent worldwide economic trends, the Company has encountered significant decreases in the prices for recycled commodities, including recent price decreases of approximately 30% in the price of cupric sulfate, 40% in the price of copper and 50% in the price of iron. Because management believes that the price decreases are temporary and that the market prices for recycled commodities will rise, the Company has retained an inventory of recycled commodities for future sale, rather than sell its recycled commodities at what management believes are temporarily deflated prices. The Company, through its operating subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd., engages, among other things, in the sale of recycled commodities.

As a result of these events, the Company has lowered its earnings guidance for the year ending December 31, 2008 from its original forecast of $7.8 million to $4.5 million. At this time, the Company is unable to predict whether these events will impact on our previously released earnings guidance for the year ending December 31, 2009.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Date: November 14, 2008	By:	/s/ Dong Jinqing
Dong Jinqing, Chief Executive Officer

Date: November 14, 2008	By:	/s/ Guo Xin
Guo Xin, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer