Form 10-K
period 2008-12-31
China Industrial Waste Management Inc.
filed 2009-03-31
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $10,243,516.95 as of June 30, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 15,262,035 shares of common stock are issued and outstanding as of March 31, 2009.

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

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate quoted by the Federal Reserve System. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, its direct wholly-owned subsidiaries DonTech Waste Services, Inc. (“DonTech”) and Favour Group Ltd., (“Favour”), along with its indirect wholly-owned subsidiary: Full Treasure Investments Ltd. (“Full Treasure”) and its indirectly majority owned subsidiaries: Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”), Dongtai Water Recycling Co. Ltd. (“Dongtai Water”), Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd.(“Dalian Lipp”) In March 2009 DonTech merged with and into China Industrial Waste Management, Inc.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 reverse stock split which occurred on May 12, 2006.

PART I

ITEM 1. BUSINESS.

Overview

China Industrial Waste Management, Inc., through its 90%-owned subsidiary Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dongtai”) and other indirect subsidiaries, is engaged in the collection, treatment, disposal and recycling of industrial wastes principally in Dalian, China and surrounding areas in Liaoning Province, China. The Company provides waste disposal solutions to its more than 650 customers from facilities located in the Economic and Technology Development Zone, Dalian, PRC. Dongtai treats, disposes of and/or recycles many types of industrial wastes. Recycled waste products are used by customers as raw materials to produce chemical and metallurgy products. In addition, Dongtai and its subsidiaries treat or dispose of industrial waste through incineration, landfill or water treatment; as well as provide the following to its clients:

•	Environmental protection services,

•	Technology consultation,

•	Pollution treatment services,

•	Waste management design processing services,

•	Waste disposal solutions,

•	Waste transportation services,

•	Onsite waste management services, and

•	Environmental pollution remediation services.

Industry Background and Market Opportunities

Rapid economic growth has resulted in China becoming the third largest economy in the world, however, in the face of this economic surge, it is believed that economic losses attributable to environmental pollution are causing a 10% offset to GDP growth in China.

In order to address the environmental issue, the State Environmental Protection Administration (SEPA) was officially upgraded to Ministry of Environmental Protection of China early in 2008, reflecting the growing emphasis the PRC Government places on environmental protection. In recent years a series of new laws and regulations related to environmental protection have been implemented in China. In addition, long term plans for environmental protection have been made by the government.

•	During the Eleventh Five-year Plan (2006-2010), the PRC government has established the following three primary environmental protection goals:

•	Reduce total pollutants by 10%;

•	Decrease energy cost per unit of GDP by 20%; and

•	Decrease water cost per unit of industrial value by 30%.

Assuming that these objectives are fulfilled, we estimate that the GDP of the environmental protection industry in China would double. Currently, there are approximately 30,000 companies engaged in environmental protection industry in China employing at total of approximately 2 million people with a total production value of approximately $100 billion. The industry has maintained a 25% annual growth rate in the past decade, and in spite of the global recession, the environmental protection industry is an industry which has been minimally impacted. As a component of the $586 billion economic stimulus package announced by the Chinese government in November 2008 (the largest in China's history), the government plans to enhance sewage and waste treatment facilities to prevent water pollution, accelerate green belt and natural forest planting programs, and increase energy conservation initiatives and pollution control projects.

Management believes that the environmental protection industry is taking shape in China, and the industry has become a significant component of the overall economy. Through the acquisition of operating subsidiaries, Dongtai has expanded its operation into Municipal BOT projects such as waste water treatment, municipal sludge treatment, and environmental engineering. At present, the environmental protection industry in China is rapidly growing.  More centralized waste treatment & disposal facilities, waste water treatment plants and municipal sludge treatment facilities will be established throughout China. Therefore, management believes that the Company is addressing a significant potential market and is well-positioned to perform a pivotal role in the implementation of the PRC’s economic stimulus plan in 2009 and the Eleventh Five-year Plan in the long term.

Sources and Components of Revenues

Dongtai is licensed to conduct its industrial waste collection and disposal business by Ministry of Environment Protection, which is an agency equivalent to the Environmental Protection Agency in the United States. Companies without this license are not permitted to conduct business related to industrial waste disposal and collection. The grant of the license is based upon the professional qualifications of the applicant’s staff and an evaluation of its management processes. Dongtai is licensed to dispose of hazardous waste by the Province of Liaoning.

Our income is comprised of three components, i.e., solid waste treatment and disposal service fees, sales of valuable waste material and products, and municipal waste water treatment fees. Revenue from waste water treatment contributes approximately $0.25 million per quarter and since commencing operations the Company has received two quarterly payments from the local government based on the amount of waste water treated by the facility, making up a relatively small percentage of total revenue. The following chart depicts the three main streams of revenue from 2006 through 2008.

The following chart illustrates the constituents of fees as relates to 2008 solid waste treatment fees:

In fiscal 2008, we served approximately 685 customers. Our 10 core customers include Cannon Office Machine (Dalian), Toshiba (Dalian), Capstone Building Material (Dalian) and Bosch (Dalian). Core customers and major customers account for 7% of all customers and 82% of total treatment fees, whereas 93% of all customers only contribute 18% to our revenues generated from waste treatment fees.

The current expansion project of Dongtai, which is one of fifty-five hazardous waste treatment centers sponsored by the National Development and Reform Commission and one of two centers in Liaoning province, commenced construction at the end of July, 2008. Construction of its incineration plant has been completed and on-site construction will resume in mid-March 2009 after the winter break. The Company expects the plant to be operational by second half of 2009. Management believes that with the operation of the new centralized hazardous waste treatment center, coupled with continued increase in international companies relocating to Dalian, Dongtai is positioned to capitalize on this rapid environmental development in Liaoning Province. We anticipate that revenues from our waste treatment, sales of waste recovery and valuable material will continue to grow in the next year, despite the economic recession. We anticipate that revenue generated from waste water treatment, which is based on waste water volume and guaranteed by local government, will grow steadily as the amount of water which needs to be treated increases in the future. Dalian Zhuorui, a catalyst recycling project, is expected to become meaningful contributors to revenue growth in 2009.

Business Activities

Solid waste collection and treatment:  Dongtai collects solid waste from customers, and charges processing fees based upon the weight of the collected waste. Dongtai’s services include waste collection and transportation, incineration, landfill, water treatment, packaging, analysis, storage, labor, depreciation of facilities, maintenance, chemicals, energy, management and taxes.

Sales of products:  Our subsidiary, Dalian Dongtai, processes recovered products and converts them into cupric sulfate and organic solvents in a form that is desirable for use by companies engaged in chemical engineering, agriculture and mining. The sales price for cupric sulfate is affected by the supply of raw materials, product life span, product structure and production status. Organic solvent is generally used in chemical engineering and in the electronic industry. At present the resources are scattered and the volume is limited, but potential volume in the coming three years is expected to grow.

Collection and sales of valuable material:  General waste is processed to produce valuable materials, which refers to material that can be reused after sorting or treatment, such as waste metal and waste plastic. Dongtai sorts and treats the valuable material contained in industrial waste, and resells them based upon prevailing market prices. The following chart shows the volume of valuable materials sold during fiscal 2008.

Category	Volume (tons)
Plastic	267
Waste oil	135
Waste iron	1,112
Valuable Metals	149
Waste Drum (size variable）	745
Other	3,242
Total	5,650

Municipal waste water treatment: Inadequate investment has traditionally impeded the progress of environmental protection efforts in China. In the past few years, investment emphasis has increasingly transitioned from industrial waste water treatment to municipal waste water and solid waste pollution prevention. Municipal waste water treatment is highlighted as a critical component of China’s $586 billion economic stimulus plan.

Dongtai Water Recycling Co. Ltd. (“Dongtai Water”) was incorporated in July 2006, at which time Dongtai acquired an 18% equity interest in Dongtai Water. On July 16, 2007 Dongtai purchased an additional 62% of the equity of Dongtai Water. Dongtai Water is a Build-Operate-Transfer (BOT) project, designed to process municipal waste water generated by the city of Dalian. The first stage of construction of the plant has been completed and is operating to specification and design parameters, with Class A discharging water and a capacity of approximately 30,000 tons/day. Completion of construction of the Xiajiahe plant is planned to execute in three stages. Phase Two is expected to be completed in 2-3 years and will increase treatment capacity to 60,000 tons/day. Dongtai Water continues to evaluate necessary expansion capacity for Phase Three. Dongtai Water also intends to continue its research and development focused on the reuse of reclaimed water.

In a typical BOT project, the municipal government will invite candidates to bid on the project. The winner of the bid is generally the bidder which offers the best combination of price and construction and operating model for the project. The winning bidder then becomes eligible to contribute investment in construction of the BOT facility and to operate the facility for 20-25 years after construction. In connection with the project, the municipal government becomes responsible for the payment ofservice fee to the operator of the facility.

Waste catalyst treatment and comprehensive reuse:   Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”) was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts treatment and comprehensive utilization of waste catalysts or similar material. In August 2007, Dongtai acquired 70% of the equity of Zhuorui from a related company controlled by Mr. Dong Jinqing, our CEO, for a purchase price of RMB 7 million (approximately US$958,300).

Zhuorui completed on-site construction in the third quarter of 2008, and is in the process of equipment testing, where several large-scale trials have been completed to date. However, the continuity of the production process is not yet stable and engineers are adjusting the production process to improve the effective yield of the process to desired levels. Due to the impact of the economic downturn the price of Zhuorui’s final products, which include chemical compounds of valuable metals, has decreased dramatically since the end of 2008. However, management believes that the economy in China will resume its growth in 2009 and Zhuorui is positioned to capitalize on a rapidly growing market for catalyst treatment and sales of metallic compound.

Dalian is the national strategic oil storage and refining base. There are two large scale oil refining companies in Dalian, i.e., West Pacific Petrochemical Company (with a 10 million ton capacity) and Dalian Petrochemical Corporation (with a 20 million ton capacity). The total amount of waste catalyst produced by the two companies is approximately 3,000 tons annually. Additionally, other refining plants in northeast China are reconstructing their facilities to address high-sulfur content oil. Upon completion of the reconstruction projects, the annual generation volume of spent catalyst is expected to reach 8,000-10,000 tons.

Design and installation of environmental protection equipment and renewable energy equipment:  On October 18, 2007, Dongtai entered into a Contract for Joint Venture Using Foreign Investment with Roland Lipp, Karin Lipp-Mayer and Minghuan Shan to establish a joint venture limited liability company in the People’s Republic of China. The joint venture entity, known as Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”), will target organic waste treatment and waste water treatment market, and be engaged in sales of its proprietary fermentation reactor, sewage tank and post-sale technical service. The Company plans to pursue localization of equipment design and manufacturing during 2009.

The agreement provides that the registered capital of Dalian Lipp will be $1,095,200, of which Dongtai is to contribute $821,400 in return for a 75% interest, and Roland Lipp, Karin Lipp-Mayer and Minghuan Shan are to contribute $109,520, $109,520 and $54,760, respectively. As of March 31, 2009 a business license was granted to Dalian Lipp upon contribution of the registered capital.

Facilities of Dongtai and its subsidiaries:
The following table describes the capacity of the various facilities used by the Company, both currently and following the completion of planned expansion:

Capacity*
Nature of Service	Type of Facility	Description	Existing	Post- Expansion
Solid waste treatment and disposal	Incinerator Landfill Effulent Treatment System	Incineration Treatment Disposal of Waste by Landfill Handling of Various Industrial Effluent	3,300 t/a 13,000 t 18,000 t/a	9,000 t/a 40,000 t 25,000 t/a

Resource recovery	Etchant Utilization System Waste Solvent Recovery System Valuable Metal Recovery System	Generation of Cupric sulfate from Etchant Production of Industrial-Class Organic Solvent Products with Waste Solvent Yielding of Valuable Alloy or Metal Oxide Products	2,000 t/a 1,000 t/a 5,000 t/a	—— 3,000 t/a 10,000t/a

Collection and Sales of Valuable Material	Waste Sorting and Filtrating System	——	10,000 t/a	——

Municipal Sewage, Municipal Sludge Treatment	Sewage Treatment Plant Operation (BOT) Municipal Sludge Treatment Plant Operation (BOT Project)	Municipal Sewage Treatment Plant Operation and Management Municipal Sludge Plant Operation and Management	30,000 t/d 400 t/d	100,000 t/d 600 t/d

Environmental Protection Equipment Manufacturing	Manufacturing and Sales of Lipp Tank	Sludge Fermentation-Tank and Auxiliary Equipment Manufacturing	——	——

* Key: t = tons; t/d = tons per day; t/a = tons annually.

Waste Treatment Systems

Dongtai operates proprietary and non-proprietary systems for waste treatment, disposal and recycling, including:

•	Electric Garbage Dismantling System

•	Organic Solvent Distillation Recycling System

•	Fluorescent Tube Treatment System

•	Organic Macromolecular Waste Destructive Distillation Cracking System

•	Waste Etchant Liquor Treatment System

•	Comprehensive Treatment System for Industrial Waste Water

•	Incineration System for Solid Waste

•	Hazardous Waste Landfill

•	Ordinary Industrial Solid Waste Landfill

Electric Garbage Dismantling System:   Following classification and dismantling of photocopier ink cartridges and electric components of certain household appliances, the system can recover metal and plastics with high efficiency and limit the amount of unrecyclable residual waste. The system also includes recycling metals from household electric appliances such as TV picture tubes, and treating the hazardous residual components such as phosphor and Freon so that such residual waste is rendered innocuous. The system was built in 1997 and includes a large disintegrator, electronic scale, oven, vacuum cleaner, decorticator and large goods elevator.

Organic Solvent Distillation Recycling System:   Dongtai established the organic solvent distillation recycling system in 1992. This system includes a raw material storage tank, a rectifying tower, and a flashing tower. The system is capable of treating organic solvents including triclene, acetone, ethyl acetate, isopropyl alcohol, propylene glycol monomethyl ether methyl alcohol, methylbenzene, and cyclohexanone.

Since 2003 this system has been listed and promoted as a "national key environmental project" by the State Environmental Protection Administration for three consecutive years. As a result of employing this system Dongtai is also listed as the technology supporting unit of the "National Technology Achievement Promotion Project". This system won the second prize of Dalian Technology Innovations in December 2000.

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

Organic Macromolecular Waste Destructive Distillation Cracking System:   Canon Dalian Business Machines Co. Ltd is an enterprise established in Dalian by Canon (China) Co. Ltd. primarily to produce laser printer ink cartridges. Treatment of the residual powdered ink in used cartridges was problematic, so Dongtai developed a unique waste powdered ink destructive distillation pyrolysis treatment technique for Canon. This system can transform the waste powdered ink into fuel with a high calorific value. The residue can also be used to produce cement. The system was built in 1995 and is composed of destructive distillation cracking oven, heat exchange device and air storage tank. The system is able to treat powdered ink from photocopier and printer, and organic macromolecular materials such as polystyrene, polypropylene resin, polycarbonate, rubber materials, and oil sludge.

Waste Etchant Liquor Treatment System:  This system includes a material delivery device, reaction vessels, and press filters. The system can process etchant containing waste copper element and generate cupric sulfate through neutralization, acidification, and metathesis.

Industrial Waste Comprehensive Treatment System:  The system includes a treatment tank, an oil removal tank, a reaction tank, a precipitation tank, a neutralization tank, an absorption tank, filtering device. It is able to treat the ablution resulting from removing oil from the surface of metal, and grinding and cutting fluids resulting from machining.

Solid Waste Incineration System:    The inappropriate handling of hazardous chemicals can trigger serious environment pollution. Dongtai has built an incineration system which includes a two-stage incineration stove, a residual heat recovery system and a residual gas discharge system which renders the gas innocuous. The major wastes that can be processed through the system include: waste organic solvents, waste oil, waste glue liquor, and combustible solid industrial garbage. The automatic operating system meets PRC national standards.

Hazardous Waste Landfill:   The landfill has been built in accordance with PRC national construction standards. It has a double HDPE impermeable layer lining and percolating water collection system. After stabilization and solidification, the toxic and hazardous waste to be deposited in the landfill receives treatment rendering it innocuous. The system is able to handle a wide variety of waste residue containing heavy metal and incinerate residues. The project covers an area of 112,350 square feet.

Landfill for Ordinary Industrial Solid Waste:  The landfill for ordinary industrial solid waste has been built according to PRC national standards. It is equipped with a single layer anti-seepage pretreatment system and a collection system of percolating water. The landfill can process ordinary industrial Class 1 and Class 2 wastes.

Market

Industrial waste: Major sources of industrial waste in the Dalian area include industrial enterprises, medical units, scientific research institutions and university laboratories. Dongtai believes that the total amount of waste generated and collected by in the greater Dalian area has grown significantly in recent years - from approximately11,000 tons in 2001, to approximately 48,476 tons in 2008. Approximately 61% of Dongtai’s revenue for the year ended December 31, 2008 was for waste collection, treatment and disposal services, and the rest of Dongtai’s revenue is related to recycling operations.

BOT: At the present time, there are approximately 1,408 municipal waste water treatment plants operating in China, with 1,004 plants under construction, and it is estimated that 1,677 municipal waste water treatment plants will be constructed during the period of the Eleventh Five Year Plan. Liaoning is one of the country’s largest industrial centers and waste producers, and Dalian has the largest economy in Liaoning Province. According to the economic stimulus plan launched by the government of China, in 2009 Dalian will commence an investment package of approximately $150 million to improve the environmental infrastructure, including a plan to build six waste water treatment plants.

Engineering:  Sewage sludge is an end product of the waste water treatment process. In the face of another surge of waste water treatment plant construction triggered by the economic stimulus plan in 2009, the increasing amount of sewage sludge will pose a threat to environmental conservation in China. In order to cope with the issue, the Ministry of Environmental Protection of China is now seeking advice from the public for sewage sludge treatment policy, and guidance for treatment technology and related regulation is supposed to be available in 2009, which means a huge market of sewage sludge treatment is taking shape in China. Dalian Lipp, targeting organic waste treatment market, is ready to seize the opportunities in the field of sewage sludge treatment, and treatment of organic waste such as kitchen waste and animal ejection.

Although China was affected by the global economic crisis during the second half of 2008, Management is still confident that the Company will benefit from the opportunities which are emerging from the economic stimulus plan, and will gain further growth based on the balanced business structure.

Customers

Dongtai performs solid waste disposal services for more than 650 companies, including multinational companies (or their PRC affiliates) such as Canon, Pfizer, Toshiba, Toto, Posco-CFM Coated Steel, Fuji, Wepec, Ryobi, TDK, YKK, and Panasonic. For the year ended December 31, 2008, Dongtai’s 10 largest waste disposal customers accounted for approximately 46% of Dongtai’s waste processing revenues. The three largest waste treatment customers during 2008 were China National Petroleum Corporation (Dalian), Dalian Pacific Multi-layer PCB Co., and Dalian Pacific electronics Co., Ltd. No customer accounted for 10% or more of Dongtai’s revenues for waste treatment.

Dongtai’s ten largest customers of recycled commodities accounted for approximately 38 % of Dongtai’s sales of recycled commodities in 2008. Dongtai’s ten largest customers for cupric sulfate accounted for approximately 99% of Dongtai’s sales of cupric sulfate in 2008. Bofa Chemical Engineering Company and Dalian Sandaaoke Chemistry Company accounted for approximately 34% and 24%, respectively, of Dongtai’s sales of cupric sulfate in 2008.

Technology and Intellectual Property

Dongtai has established the Dongtai Industrial Waste Disposal Technology Center in conjunction with the Dalian University Institute for Ecoplanning and Development. The center currently has 22 professional engineers and 9 analysts. In collaboration with experts from Canada and U.S. - based RPP International Consulting Company, the Center is focused on research related to eco-planning theory and policy, professional training, ecological efficiency evaluation and simulation analysis.

Since its establishment, Dongtai has closely cooperated with scientific research communities and universities, such as Dalian Institute of Chemical Physics, the Chinese Academy of Sciences (Beijing) Mechanics Institute, Tsinghua University and Dalian University of Technology. Dongtai also participated in compiling the National Waste Disposal Criteria along with over 50 international enterprises such as China Electronics Engineering Design Institute, Intel (China) Co., Ltd., Motorola (China) Co., Ltd, and Dell (China) Co., Ltd.

In addition, Dongtai's research and development team specializes in environmental engineering, chemical engineering, water supply and drainage systems, surface treatment, biological engineering, metallurgy, machinery, electronics, and computer science. The Company provides significant input into the research of methods of industrial solid waste treatment and comprehensive waste utilization. Dongtai’s recognition for its scientific achievements in business operations includes the following:

•
Dongtai was awarded second prize of Dalian Technology Innovation for its Comprehensive Utilization and Disposal of Waste Organic Solvents system. The system has been listed as the "National Key Practical Technology for Environmental Protection" by the Ministry of Science and Technology and the State Administration of Environmental Protection of the PRC;

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

•	The Treatment of PCB Industry's Waste Liquid containing heavy metal;

•	The Disposal of Medical Refuse;

•	The Disposal of Waste Batteries;

•	The Innocuous Treatment of Arsenic Compound;

•	The Wet Oxidation of High Concentration Organic Waste;

•	The Disposal of Ordinary Industrial Waste; and

•	The Comprehensive Utilization and Innocuous Treatment of Electronic Waste.

Dongtai has been granted five patents covering waste disposal systems and techniques by the PRC Patent Office. The following table identifies and describes those patents:

Status	Description	Patent Number	Grant Date	Expiry Date
Granted	The Disposal of Powdered Ink Waste from Copy Machines	ZL 01 1 27963.X	7/7/04	7/20/21
Granted	Consecutive Destructive Distillation Stove	ZL 200420069745.5	7/13/05	7/9/14
Granted	Plasma Fusion Pyrolysis Device	ZL 200420069742.1	7/20/05	7/9/14
Granted	The Disposal of Waste Catalyst	ZL 200410021093.2	1/17/07	1/20/24
Granted	Method and Equipment For High-Efficiency Solid-Liquid Separation Under High Pressure	ZL 200610046723.0	11/12/08	5/26/26

Operating Strategy

Our business strategy is aimed at increasing revenue and earnings through profitable growth and improving returns on invested capital. The components of our strategy include:

•	Emphasizing the commercialization of solid waste treatment;

•	Expansion into municipal sewage and sludge treatment BOT projects;

•	Managing our businesses locally with a strong operating focus and emphasis on customer service;

•	Entering into new geographic markets in China; and

•
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

The industry has high barriers to entry due to the central government's strict licensing requirements. Both Ministry of Environment Protection and local bureaus of environmental protection license and regulate companies engaged in waste disposal and treatment. The requirements for licensing have become more stringent and applicants must demonstrate, among other things, that they have a sufficient operating history and a sufficient number of professional technicians, as well as compliance with national and local environmental standards.

The State has also adopted Measures for the Administration of Permit for Operation of Dangerous Wastes (“Measures”). The Measures are intended to strengthen supervision and administration of activities relating to the collection, storage and disposal of dangerous wastes, and preventing dangerous wastes from polluting the environment.

Dongtai has been awarded an Environmental Protection Facility Operation License by Ministry Of Environment Protection. In addition, pursuant to the Measures, Dongtai has received a Permit for the Operation of Dangerous Wastes by the local Bureau of Environmental Protection. In addition, Dongtai’s license provides that it is exclusively responsible for the collection and processing of industrial waste in Dalian and the surrounding areas of Liaoning Province.

The Company believes that it currently complies with all licensing requirements relating to its business operations. However, there is no assurance that the central or local governments will not adopt new regulations or licensing requirements that will make it more difficult for Dongtai to operate in the environmental protection industry.

Competition

There are several large companies in China that engage in providing solid waste recycling services, the recovery and treatment of waste materials, the production and sale of recycled products, the operation of environmental protection facilities (BOT) and/or the manufacture of environmental protection equipment.  In addition to Dongtai, these companies include Shenzhen Dongjiang Environmental Co., Ltd., Tianjin Hejia Veolia Environmental Service Co., Ltd., Hangzhou Dadi Environmental Protection Co., Ltd., and Shanghai Solid Waste Disposal Center. Dongtai and Shenzen Dongjiang provide the full range of these services. Dongtai believes it is the only company offering a full range of services in Dalian and Liaoning Province.

Within Liaoning Province, our principal competitors are Liaoning Zhen Xing, a state-owned environmental concern, primarily serving Shenyang and the surrounding area, and Liaoning Muchang Solid Waste Disposal Co., Ltd., a private solid waste disposal company also serving Shenyang and the surrounding area. Within Dalian, our principal competitor is Dalian Pingan Environmental Protection, a smaller-capacity, private enterprise, primarily dealing with limited categories of hazardous waste.

We believe that we enjoy a competitive advantage over other companies engaged in the environmental protection industry, including:

•
Reputation – Dongtai has established itself as the leading environmental protection company in Liaoning Province, and an industry leader in all of China. Government officials consult Dongtai when drafting environmental protection legislation. Dongtai’s expanded facility has been included in the current national centralized hazardous waste disposal facility plan established by the National Development and Reform Commission.

•
Broad and Diversified Customer Base – Dongtai has a diverse customer base including some 650 companies engaged in private enterprises, municipal institutions and universities, including Canon, Pfizer, Toshiba and Panasonic (or their respective PRC affiliates). Management anticipates that as additional large multinational companies locate in Liaoning Province, Dongtai will be their first choice to provide environmental services. Dongtai holds both national and provincial operating permits.

•
Long-term Stable Relationships – Dongtai has an 18-year operating history and is committed to maintaining its customers by providing high quality products and services. Some of Dongtai’s customers, including Canon, Goodyear and Pfizer, have established strategic partnership with Dongtai since it commenced operations in 1991.

•
Comprehensive Services – Dongtai provides a comprehensive array of services including solid waste treatment, waste collection and transportation, environmental protection services, storage to landfill and on-site management. The broad range of services we offer allows us to customize a package of services to meet the needs of the large clients that we service.

•
Advanced Technologies – Dongtai designs and develops proprietary processes and technologies for use in providing its services. It has been awarded four patents in the PRC covering solid waste disposal and treatment processes, and two additional patent applications are pending. Dongtai, in conjunction with the Dalian University Institute for Eco-planning and Development, has established and operates the Dongtai Industrial Waste Disposal Technology Center. Dongtai also cooperates with experts in Canada and the United States to conduct research concerning eco-planning theory and policy, ecological efficiency evaluation and related activities, with the support of the Dalian University of Technology.

•
Experienced Management and Sound Management System – Dongtai’s senior management has extensive experience in environmental protection. Mr. Dong Jinqing, our Chief Executive Officer, founded Dongtai in 1991, and has over 17 years experience in the field of environmental protection. Dongtai was one of the first companies to be granted a permit for the operation of environmental protection equipment by the State Environmental Protection Administration, and license to operate hazardous waste treatment and disposal facilities by the Liaoning Environmental Protection Bureau.

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

Employees

As of December 31, 2008 Dongtai and its subsidiaries have 400 registered employees. The following table depicts the allocation of these employees.

Company	Senior Management	Technicians and Engineers	No. of Employees
Dongtai	4%	7%	272
Dongtai Water	21%	7%	14
Zhuorui	6%	7%	107
Dalian Lipp	29%	57%	7
Total			400

The Company has not experienced any work stoppages and it considers relations with its employees to be good. The Company anticipates hiring additional employees as it expands industrial waste treatment and disposal, and initiate new project.

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

On September 18, 2008, the Company formed Favour as a British Virgin Islands (“BVI”) corporation and a wholly-owned subsidiary of China Industrial Waste Management, Inc. Simultaneously, the Company formed Full Treasure as a Hong Kong corporation and wholly-owned subsidiary of Favour. Favour and Full Treasure were established to facilitate the Company’s banking relationships.

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

We rely on our governmental permits rights to operate our business in Dalian, China and the loss of the permits would have a material adverse impact on our business.

Only those companies who have been granted a special operating license issued by the national and local governments are permitted to engage in the industrial waste treatment and disposal business in China. Dongtai's expansion project has been listed as one of the 55 items of the Hazardous Waste and Medical Waste Treatment Facility Construction Program approved by State Environmental Protection Administration. The national and local governments have strict requirements regarding the technology which must be employed and the qualifications and training of management of the licensee which must be maintained. Either the national or local government could determine at any time that we do not meet the strict requirements of technology or management and revoke our permit to engage in the industrial waste business in China. The termination of our licenses to operate would have a material adverse impact on our revenue and business.

If we fail to introduce new services or our existing services are not accepted by potential customers we may not gain or may lose market share.

Our continued growth is dependent upon our ability to generate more revenue from our existing customers, obtain new customers and raise capital from outside sources. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of additional facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. For example, our 90% owned subsidiary, Dongtai, has entered into agreements with respect to the construction of two BOT (Build-Operate-Transfer) Projects in Dalian, China – a municipal sewage treatment facility and a sludge treatment and disposal facility. We estimate that Dongtai’s aggregate investment in such projects will be RMB 36 million (approximately $5.2 million) for an 80% interest in Dongtai Water Recycling Company, which intends to operate a municipal sewage treatment plant, and RMB 60 million (approximately $8.72 million) for a 49% interest in Dongtai Organic Waste Treatment Company, which intends to operate a municipal sludge treatment and disposal facility. We anticipate that we will also require approximately RMB 120 million (approximately $16.4 million) in order to fund the expansion project relating to upgrade of Dongtai’s existing waste processing facilities, as well as approximately RMB 51 million (approximately $5.25 million) to satisfy its investment needs required by in Dalian Zhuorui Resource Recycling Co., Ltd., in which Dongtai own a 70% interest. We anticipate that the total funding include expenditures mentioned above that we will require to finance the construction and installation of additional facilities and to obtain additional equipment for Dongtai to accommodate a sharp increase in demand for its waste management services and more stringent regulatory criteria in environmental management, as well as to strengthen our presence outside of Dalian, China, through investment and/or acquisition is approximately RMB 267 million (approximately $36 million) .. We anticipate that such funding will be provided through a variety of sources including bank loans, equity financing and net cash flow generated from operations.

The Company also intends to submit a bid to participate in a BOT project relating to the Dalian Siergou sewage treatment plant. If the Company’s bid is successful, an additional 140 million RMB (approximately $20.1 million) will be needed to finance the project.

It is likely that we will also seek participation in additional projects, although no such projects have been identified by us at this time. In the future we may be unable to obtain the necessary financing for our capital requirements on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations; the condition of the PRC economy and the industrial waste treatment industry in PRC, and conditions in relevant financial markets in the United States, PRC and elsewhere in the world.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to generate more revenue from our existing customers, obtain new customers and raise capital from outside sources. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of additional facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations, the condition of the PRC economy and the industrial waste treatment industry in the PRC, and conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

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

An important element of our growth strategy is expected to be the development of operational locations outside of Dalian, China. However, integrating businesses involves a number of specific risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining the employees of acquired businesses, accounting issues that arise in connection with acquisitions, challenges in retaining customers, and potential adverse short-term effects on operating results. In addition, we may incur debt to finance future operational locations, and we may issue securities in connection with future operational locations that may dilute the holdings of our current or future stockholders. If we are unable to successfully complete and integrate new operational locations in a timely manner, our business, growth strategy and financial results could be materially and adversely impacted.

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

Our 90% owned subsidiary, Dongtai, has begun to invest capital in BOT projects which require high up-front capital expenditures. For example, Dongtai has entered into agreements to invest in Dongtai Water Recycling Company, a municipal sewage treatment facility in Dalian, China and Dongtai Organic Waste Treatment Company, which is constructing and will operate a sludge treatment and disposal facility in Dalian, China. We estimate that Dongtai’s aggregate investment in such projects will be approximately 36 million RMB (approximately $5.2 million) for an 80% interest in Dongtai Water Recycling Company, which intends to operate a municipal sewage treatment plant, and 60 million RMB (approximately $8.72 million) for a 49% interest in Dongtai Organic Waste Treatment Company, which intends to operate a municipal sludge treatment and disposal facility. Dongtai Organic Waste Treatment Company has financed itself through bank loan.

Our returns from BOT projects are derived from fees paid by the PRC government and we expect to benefit from these BOT projects which are designed to generate a steady and recurring source of income for us over a sustained period of time - typically between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects and, therefore, the projected revenue stream that they create. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize. In addition, our lack of experience in administering BOT projects may negatively impact our ability to successfully manage the projects we have undertaken.

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

A slowdown or other adverse developments in the PRC economy or other major economies all over the world may materially and adversely affect our customers, demand for our services and our business.

We are a holding company. All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. Moreover, China enjoys an export-oriented economy and it relies on external demand. The industrial waste treatment industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our services. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC or other major economies all over the world may materially reduce the demand for our services and the recycled materials we sell and materially and adversely affect our business.

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

We have, in the past, identified a material weakness relating to our financial statements from prior periods. While we believe that we have remediated our material weakness, there is no assurance that we will not identify additional material weaknesses in the future.

We have, in the past, identified a material weakness relating to our financial statements from prior periods. While we believe that we have remediated our material weakness, there is no assurance that we will not identify additional material weaknesses in the future. As disclosed elsewhere in this report under Item 9(A)(T) – Controls and Procedures, it will be necessary for us to monitor certain aspects of our internal operations on a continuing basis in order to provide for effective controls and procedures, There is no assurance that we will be successful in these efforts.

Risks Related to Our Common Stock

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 68.6% of our outstanding common stock of CIWT. Dong Jinqing, our Chairman, President and Chief Executive Officer, beneficially owns 9,847,900 shares (approximately 64.5%) of our outstanding common stock. As a result, Mr. Dong is and will continue to be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Mr. Dong’s interests may differ from other stockholders. Additional information relating to the beneficial ownership of our securities is contained elsewhere in this report under “Security Ownership of Certain Beneficial Owners and Management.”

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

If our common stock becomes a “Penny Stock” under rules of the SEC, transactions in our common stock will become cumbersome and may reduce the value of an investment in our common stock.

The Securities Exchange Act of 1934, as amended, includes rules relating to “penny stock” which apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.

We believe that our common stock is currently covered by an exemption from the “penny stock” rules based upon, among other things, the net tangible value of our assets. However, in the event that we no longer qualify under the exemption and our common stock is considered a “penny stock,” there may develop an adverse impact on the market, if any, for our securities. In that event investors will find it more difficult to dispose of our securities, in part, because it may be more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our Company and stockholders to the maximum extent permitted under Nevada corporate law. Our By-laws also require us to indemnify our directors to the maximum extent permitted by Nevada corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

The following table describes improved properties used by the Company in connection with its businesses operations in Dalian City, Liaoning Province, China. None of the properties owned by the Company are subject to a mortgage.

Address	Function	Area (square meter)	Nature of Interest
No.1, Huaihe West Road, ETD Zone	Office building , electronic waste disposal workshop and warehouse	4,074	Owned

No.1-1, Huaihe West Third Road, ETD Zone	Warehouse and workshop	1,958	Owned

No. 100, Tieshan West Road, ETD Zone	Warehouse, Industrial effluent treatment station	1,941	Owned

No.6, Haiqing Island, ETD Zone	Office building, and hazardous waste landfill	899	Owned

No. 85, Dagu Hill, ETD Zone	Project under construction	N/A	Owned

Qianguan Village, Ganjingzi District	Ordinary waste landfill	N/A	Lease

Room 1709, Rainbow Building, No.23, Renmin Road, Zhongshan District	Office of CEO & CFO	282	(1)

Room 1509 & 1510, Rainbow Building, No.23, Renmin Road, Zhongshan District	Office of Dalian Lipp	284	(1)

No.23, Xiapo Road, Ganjingzi District	Office building, and sewage processing plant	2,542	Owned

Huayuankou Industrial Zone	Office building, and waste catalyst recycling plant	22,789	Owned

(1) These properties are owned by Dalian Lida Environmental Engineering Co., Ltd. or Dalian Bofa Chemical Material Co., Ltd., both of which are related parties, and their use is provided to the Company without charge.

The following table describes land used by the Company in connection with its business operations. The Company acquires land use right by two means, i.e., compensatory transfer and government assignment. A Compensatory transfer refers to situations in which the local Government designates a specified area of State owned land under stipulated terms and conditions (such as the duration of the transfer period and the nature of usage of the land) for development and operation by the transferee of the land use rights, for which the transferee is required to pay a transfer fee for the right to use the land. In a Government assignment, the local Government assigns a specified area of State owned land under stipulated terms and conditions (such as the nature of usage of the land) for development and operation by the transferee of the land use right, for which the transferee is ot required to pay compensation, and in connection with which, no transfer period is stipulated. In both compensatory transfers and government assignments, ownership of the land remains vested in the People’s Republic of China.

Address	Area (square meter)	Means of acquisition	Starting Date	Expiry Date
No.1, Huaihe West Road, ETD Zone	8,433	Compensatory transfer (1)	01/01/2003	01/01/2053

No. 100, Tieshan West Road, ETD Zone	6,784	Compensatory transfer	01/01/2003	01/01/2053

No.1-1, Huaihe West Third Road, ETD Zone	1,841	Compensatory transfer	04/14/2003	04/13/2053

No.6, Haiqing Island, ETD Zone	10,500	Government Assignment (2)	N/A	N/A

No. 85, Dagu Hill, ETD Zone	61,535	Compensatory transfer	07/28/2003	07/27/2053

Huayuankou Industrial Zone	56,397	Compensatory transfer	06/06/2007	06/06/2057

No.23, Xiapo Road, Ganjingzi District	24,740	Government Assignment	N/A	N/A

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, from time to time, we may become party to various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result may be detrimental to our operations, our financial condition and/or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters.

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “CIWT.”

The following table sets forth the high and low prices of the Company’s common stock, as reported by the OTCBB for each quarter since January 1, 2007. All information has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2007	$9,00	$1.50
June 30, 2007	$2.95	$1.48
September 30, 2007	$4.00	$1.95
December 31, 2007	$4.50	$2.15

March 31, 2008	$3.05	$1.30
June 30, 2008	$6.50	$1.70
September 30, 2008	$5.00	$3.00
December 31, 2008	$3.45	$1.30

As of March 30, 2009, the last reported sale price of our common stock as reported on the OTCBB was $1.30 per share. As of March 30, 2009 there were 15,262,035 shares of our common stock issued and outstanding, and there were approximately 237 holders of record of our outstanding shares.

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

Making up cumulative prior years’ losses, if any; allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; allocations of 5 -10% of income after tax, as determined under PRC accounting rules and regulations to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2006 Equity Incentive Plan which is our only equity compensation plan as of December 31, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders 2006 Equity Incentive Plan	0	N/A	5,144,168
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	5,144,168

(a) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 10 million shares. Inasmuch as the number of outstanding shares as of January 1, 2009 was 15,262,035, the number of shares covered by the 2006 Equity Incentive Plan increased by 1,526,204 shares to 6,670,372 shares as of such date.

ITEM 6. SELECTED FINANCIAL DATA.

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

OVERVIEW

Historically, the Company engaged in two lines of business: (a) the exploration and development of potential mining properties, and (b) the development, marketing and support of computer software products and services. In September 2004, the Company sold its computer business. Since September 2005, the Company has no longer been in the mining business due to its loss of all its contractual rights in certain mining properties in Spain.In November 2005, a Delaware corporation known as China Industrial Waste Management, Inc. (“CIWM Delaware”) acquired 90% of the issued and outstanding capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dongtai”) from the shareholders of Dongtai in a reverse merger transaction in which the Dongtai shareholders became the owner of all of the issued and outstanding shares of CIWM Delaware. As a result of the reverse merger, Dongtai became a joint venture with foreign investment under the laws of the PRC, with a total registered and paid-in capital of $2.3 million. The exchange of shares with the Dongtai shareholders was accounted for as a reorganization between entities under common control with CIWM Delaware as the receiving entity, as prescribed by Appendix D of SFAS 141. The accounts of both entities were combined at their historical cost basis, resulting in no gain, loss, or goodwill. The combination was essentially a recapitalization of Dongtai.

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

Dongtai is engaged in the collection, treatment, disposal and recycling of industrial wastes principally in Dalian, China and surrounding areas in Liaoning Province, China. Dongtai provides waste disposal solutions to its more than 650 customers, including large multinational corporations, from facilities located in the Economic and Technological Development Zone, Dalian, PRC. Dongtai treats, disposes of and/or recycles many types of industrial wastes, and recycled waste products are sold to customers as raw material to produce chemical and metallurgy products. In addition, Dongtai treats or disposes of industrial waste through incineration, burial or water treatment; as well as provides a range of environmental protection services to its clients. Dongtai generates revenues from waste collection and disposal services, as well as from sales of valuable products and recycled commodities.

In addition to its waste collection and disposal operations, Dongtai participates in the operation of the following waste disposal and environmental protection projects, which are expected to contribute to revenues in future periods:

•
Dongtai Water Recycling Co. Ltd (“Dongtai Water”), a Build-Operate-Transfer (BOT) project established to process municipal sewage generated by Dalian. The project has entered into commercial operation since June 21, 2008. Dongtai owns 80% of the equity of this project.

•
Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), which is 70% owned by Dongtai, engages in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. As of December 31, 2008, the project was in the facility commissioning stage.

•
Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”), is a joint venture, and Dongtai owns 75% of the interest. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp tank building technique, and is dedicated to generating energy by organic waste anaerobic fermentation, and industrial effluent and municipal sewage treatment plant.

In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dongtai’s capacity for waste treatment and disposal. The expansion project, which is one of the fifty-five hazardous waste treatment centers sponsored by the National Development and Reform Commission and one of the two centers in Liaoning Province, commenced construction at the end of July, 2008. Construction of the incineration plant has been completed and on-site construction will resume in mid-March 2009 after the winter break. The Company expects the project to be operational by September 2009.

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

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) are stated at cost, less accumulated depreciation and impairment. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of PP&E, are expensed as incurred; additions, renewals and betterments are capitalized. When PP&E are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations.

Bad Debts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Payment terms of sales vary from cash on delivery through a credit term of up to nine to twelve months.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this annual report.

Revenues

We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and that from the sale of recycled commodities. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Total revenue for the year ended December 31, 2008, was $13,399,884, an increase of $3,860,377 or 40.47% from $9,539,507 for the same period in 2007. The increase in revenue is attributable to a broadened customer base and increased demand from existing customers.

	Years Ended December 31,
	2008	2007
Service fees	$8,182,379	$5,004,926
Sales of cupric sulfate	1,806,721	1,817,861
Sales of recycled commodities	3,410,783	2,716,720
Total	$13,399,884	$9,539,507

Service fee revenue for the year ended December 31, 2008 was $8,182,379 which was 61.06% of total revenue for this year and an increase of $3,177,453 or 63.49% increase over the $5,004,926 in service fee revenue we generated in the year ended December 31, 2007. Service fee accounted for 52.47% of our total revenue for the year ended December 31, 2007. Besides the positive influence of a broadened customer base and increased demand from existing customers, Dongtai Water’s commencement of commercial operation since June 2008 also contributed approximately $ 447,630 to the increase of service fee.

Sales of cupric sulfate for the year ended December 31, 2008 was $ 1,806,721 or 13.48% of total revenue, which was a slight decrease over that of 2007. Due to the global economic recession, the price of copper and copper compounds, such as cupric sulfate, decreased sharply in 2008, which caused the sales decrease.

Sales of recycled products were $3,410,783 or 25.45% of total revenue for the year ended December 31, 2008. Sales of recycled products in 2008 increased by $694,063 or 25.55% over the year ended December 31, 2007.

Cost of Revenues

Costs of revenues primarily include labor expenses (salaries, benefits, insurance and other benefits), depreciation, materials, transportation costs, rent, repair costs and other sundry expenses. Costs of revenue increased by $1,377,723 or 49.61% from $2,776,921 for the year ended December 31, 2007 to $4,154,644 for the year ended December 31, 2008.

	Years Ended December 31,
	2008	2007
Cost of service fees	$1,547,677	$1,251,049
Cost of cupric sulfate	740,881	537,563
Cost of other recycled commodities	1,866,086	988,309
Total	$4,154,644	$2,776,921

Costs related to providing services increased by $296,628 or 23.71% from $1,251,049 for the year ended December 31, 2007 to $1,547,677 for the year ended December 31, 2008. Costs related to producing recycled waste products (including cupric sulfate and other recycled commodities) increased by $1,081,095 or 70.85% from $1,525,872 for the year ended December 31, 2007 to $2,606,967 for the year ended December 31, 2008.

Operating Expenses

Total operating expenses for the year ended December 31, 2008 was $ 3,544,022 which represents a decrease of $58,806 or 9.4% from $3,602,828 for the year ended December 31, 2007.

In 2007, the Company settled certain legal proceedings in consideration for the payment to the plaintiff of cash and shares of common stock of the Company. While the cash and shares were delivered by a third party, in accordance with US GAAP, the consideration for the settlement was accounted for as expenses, amounting to $860,460

Excluding the legal settlement in 2007, operating expense of 2008 in fact increased by $ 801,654 compared to that of 2007. Together with the strong revenue growth resulted from business expansions, extra expenses, such as personnel addition, intensified marketing activities, were incurred accordingly. Besides that, starting 2008, the Company obtained professional services in areas such as investor relations, press release, and consultings, which resulted in the increase of operating expenses.

Other Income

In December 2008, Dongtai received tax refund from the Local Taxation Bureau of ETD Zone, Dalian, with the amount of RMB 4,504,974 (approximately $648,412). The refund is to return business tax levied on waste treatment and disposal services for the period of January 2006 to May 2008. Since June 2008, Dongtai is not subject to business tax for waste treatment and disposal services any more. Within the same month, Dongtai also received a subsidy from Dalian Municipal Bureau of Finance, with the amount of RMB 355,000 (approximately $51,096), to compensate the service rendered by Dongtai related with the treatment and disposal of hazardous waste generated by public environment pollution accident.

Income Tax

The Company pursues most of its business in PRC, and so is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income.

According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dongtai is subject to EIT at 9% for the year ended December 31, 2008, which amounted to $659,853.

Furthermore, the Law stipulates that enterprises that engage in municipal waste water treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water is entitled to a three-year EIT exemption treatment starting whenever it receives the first operation revenue, and another 50% off of the normal rate for the next three years. For the year ended December 31, 2008, Dongtai Water is in its first year of the tax holiday.
As of December 31, 2008, Zhuorui and Dalian Lipp were in an accumulated loss status with no EIT obligation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2008, we incurred a working capital deficiency of $0.30 million as compared to a surplus of $2.35 million as of December 31, 2007, resulting from the expansion project of Dongtai, the construction and equipment procurement for the establishment of Dongtai Water and Zhuorui in 2008.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our planned ongoing construction and day to day business operations. In addition to working capital to support our routine activities, we will also require funds for the construction and upgrading of crucial facilities, acquisition of assets and/or equity, and repayment of debt.

We anticipate that our various projects will require us to invest an aggregate of approximately RMB 90 million (approximately $13 million) in 2009. We will fund this investment through a combination of net cash flow from operation funds, bank loans and sales of our securities. While we anticipate that we will be able to secure necessary funding as and when needed, there is no assurance that such will be the case. If we are unable to secure funding as and when needed, our projects may be delayed which may, in turn, cause delays in generating revenues from the affected projects, and may reduce our profitability.

The following table provides certain selected balance sheet comparisons between the years ended December 31, 2008 and December 31, 2007.

	December 31,		Increase
(In 000’s, except %)	2008	2007	/(Decrease)	Percentage

Working Capital	$(297)	2,345	$(2,642)	(113%)
Cash	5,714	3,260	2,454	75%
Accounts receivable, net	2,414	594	1,820	306%
Inventory	2,372	1,332	1,040	78%
Advances to suppliers	551	390	161	41%
Other assets	123	66	58	88%
Total current assets	11,174	5,642	5,532	98%
Long term assets	28,268	14,887	13,381	90%
Total assets	$39,442	20,529	$18,913	92%

Loans – short term	$3,371	1,369	$2,002	146%
Accounts payable	781	280	501	179%

Other payables	211	343	(132)	(38%)
Construction projects payable	4,742	-	4,742	Nm
Deferred sales	972	667	305	46%
Other current liabilities	1,394	638	756	119%
Total current liabilities	11,471	3,297	8,174	248%
Asset retirement obligation liability	503	438	64	15%
Other long-term liabilities	1,028	621	407	66%
Total liabilities	$13,002	4,356	$8,646	198%

Nm = Not meaningful

As of December 31, 2008, approximately $ 3.4million of our cash reserves are in the form of RMB held in bank accounts at financial institutions located in the PRC. The value of cash on deposit in China at December 31, 2008 has been translated based on the exchange rate as of December 31, 2008. In 1996, Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

As of December 31, 2008, we incurred a working capital deficiency of $ 0.30 million as compared to a surplus of $2.35 million as of December 31, 2007. This decrease in working capital is primarily attributable to the sharp increase of construction projects payable by $ 4.7 million, which results from the unpaid part of constructions and equipments for the establishment of Dongtai Water and Zhuorui. The increase of short-term loan, approximately 2 million, also contributed to the decrease of working capital.

Our current assets as of December 31, 2008 increased by $5.53 million, or approximately 98%, from December 31, 2007 and reflects increase in items including cash and cash equivalents, account receivable, inventory. Our current liabilities increased by approximately $8.17 million, or approximately 248%, as of December 31, 2008 from December 31, 2007. This reflects increases in short-term loans, accounts payable, deferred sales, construction projects payable, and other payables.

Our accounts receivables, net of allowances for doubtful accounts, increased approximately $1.82 million as of December 31, 2008 year over year. This increase is directly attributed to the increase in revenue.

Inventories increased approximately 78% as of December 31, 2008 from the prior period. This resulted from an increase in recycled products and raw materials.

As of December 31, 2008, outstanding loans, which were secured, and will mature in 2009, amounted to RMB23, 000,000 ($3,371,198). The loans were acquired to fund day to day business activities. Due to significantly increased capital spending requirement, the Company acquired additional loans from banks.

During 2008, the Company completed construction of Dongtai Water facility, and substantially completed Zhourui construction project. Over the course of the construction, the Company accrued all costs associated with the projects and as of December 31, 2008, the balance owed to these suppliers totaled RMB 32,947,133(US$4,742,164). The payment schedules for these suppliers are not fixed and therefore the entire amount has been classified as construction projects payable in current liabilities.

Cash Flows

	Year Ended December 31,
	2008	2007
Net cash provided by operating activities	$4,873,863	$4,619,605
Net cash used in investing activities	(8,531,402)	(9,430,109)
Net cash from financing activities	4,797,255	1,315,097

Net cash provided by operating activities:  Net cash provided by operating activities in the year ended December 31, 2008 increased by $ 254,258 or 5.5% over the net cash provided by operating activities for the year ended December 31, 2007.

Although the net income for the year ended December 31, 2008 rose by $ 1,066,894, or 29% comparing to that of 2007, the balance of account receivable as at December 31, 2008 rose by 306%, as compared to that of December 31, 2007, which led to a sharp decrease of $ 1,821,570 to the net cash provided by operating activities. Besides, the inventory balance also increased by 78%, which caused a decrease of $ 1,039,865 to the net cash provided by operating activities. As the global financial crisis brought down the prices for some of the Company’s products.

In 2008, Dalian Lipp signed an agreement with Shenzhen Dongjiang Environmental Company Limited (“Shenzhen Dongjiang”), pursuant to which Dalian Lipp is to purchases lipp anaerobic fermentation systems from Lipp GmbH. As of December 31, 2008, Shenzhen Dongjiang has paid an aggregate of $512,938 to Dalian Lipp, according to the payment schedule.

Net cash used in investing activities: Net cash used in investing activities for the year ended December 31, 2008 decreased by $898,707 as compared to the same period in 2007.

In 2008, Dongtai’s expansion project, Dongtai Water and Zhuorui’s facility construction were continued. As of December 31, 2008, the expansion project of Dongtai was still in progress; Dongtai Water had commenced operations since June 2008; Zhuorui entered into the phase of commissioning. Cash outflows resulting from capital spending on the three projects comprised the major part of the cash used in investing activities.

The increase in accounts receivable is attributable to the related party loans made to Dongtai Organic by Dongtai.

Net cash provided by financing activities: Net cash provided by financing activities for the year ended December 31, 2008 increased by $3,482,158 as compared to the same period in 2007.

In 2008, the Company accomplished three rounds of private placement, and raised aggregately $ 3,545,057 as equity capital after deducting services fees paid to lawyers, investment banks, etc. $750,000 of the capital raised was temporarily frozen in an escrow account until specific terms in the investment agreement are met.

In 2008, the Company acquired additional loan from banks to fund day to day operating activities. The cash inflow from bank loans increased by $ 687,101 comparing to that of 2007.

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

As of December 31, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by this Item 8 are set forth beginning on page F-1 immediately following the signature page to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with or changes in the Company’s independent auditors within the past two fiscal years that have not been previously reported.

 ITEM 9A(T). CONTROLS AND PROCEDURES.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

The following table sets forth information as of the date of this report with respect to the directors and executive officers of the Company.

Name	Position
Dong Jinqing	Chairman of the Board, Chief Executive Officer and Director
Li Jun	Chief Operating Officer and Director
Guo Xin	Chief Financial Officer and Director
Zhang Dazhi	Corporate Secretary

Mr. Dong Jinqing, age 52, was appointed the Company’s Chief Executive Officer, Chief Financial Officer and Director in November 2005, and continues to serve the Company as its Chairman of the Board and Chief Executive Officer. Mr. Dong has been the President of Dalian Dongtai Industrial Waste Treatment Co., Ltd. since he founded that company in 1991. Between 1982 and 1991, Mr. Dong worked for the Dalian Environmental Science Academy, where he was primarily engaged in research relating to the disposal of waste gas, waste water and industrial residue and the evaluation of the environmental effects of industrial projects. Mr. Dong graduated from Dalian University of Technology in 1982 with a bachelor’s degree in environmental engineering.

Mr. Li Jun, age 48, was appointed the Company’s Chief Operating Officer in March 2008. He has served on the Company’s board of directors since October 2006.  Mr. Li has also served as the Chief Operating Officer of Dalian Dongtai since 1998. From 1982 to 1993, he was employed by Dalian Vacuum Flask Factory and Dalian Yili International Chemical Co. Ltd as its Director of Technology and Chief Production Manager. Mr. Li graduated from Dalian University of Technology in 1982, majoring in environmental engineering.

Ms. Guo Xin, age 40, has served as the Company’s Chief Financial Officer and a member of the board of directors since March 2008. Ms. Guo has served as our Chief Accounting Officer since January 2007, as Chief Accounting Officer for Dalian Dongtai since October 2003 and as a manager in Dalian Dongtai’s accounting department from April 2002 to October 2003. Ms. Guo graduated from Beijing University of Commerce in 1992 majoring in finance, and received her master's degree in Public Administration from China's Northeastern University in 2002.

Mr. Zhang Dazhi, age 32, has served as the Company’s Corporate Secretary since March 2008. He has engaged in Investor Relations Management since he joined Dalian Dongtai in 2004. Mr. Zhang was awarded a Master’s degree in International Banking and Financial Studies from the University of Southampton (United Kingdom) in 2004.

Family Relationship

There are no family relationships among our directors or officers

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board will be determined from time to time by our Board of Directors. Directors did not receive any compensation for their services as directors during fiscal 2008. The following table provides information concerning the compensation of our directors, for services as members of our Board of Directors for fiscal 2008. The value attributable to any option awards is computed in accordance with SFAS 123(R).

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dong Jinqing	0	0	0	0	0	0	0
Li Jun	0	0	0	0	0	0	0
Guo Xin	0	0	0	0	0	0	0

Committees of the Board

Our Board of Directors has not established any committees of the Board, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions.  The functions of those committees are currently performed by the Board of Directors as a whole. Our Board of Directors intends to increase the size of the Board in the near term, and to add directors who qualify as “independent” as that term is used in Item 3(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. At that time, the Board is expected to consider establishing an audit committee and other committees of the Board. In connection with a private placement of our securities, we agreed to establish a board of directors, a majority of whose members will be “independent” within the meaning of NASDAQ Marketplace Rule 4200(15). $650,000 from the proceeds of the placement remains in escrow pending satisfaction of this commitment

Policy Regarding Shareholder Recommendations for Directors

Our Board of Directors has not yet adopted a policy for the consideration of director nominees that may recommended by our shareholders. To date, we have not received any shareholder recommendations for directors. At such time as our Board of Directors includes independent directors, our Board expects to consider the establishment of a nominating committee and that committee is expected to consider policies relating to the consideration of director nominees recommended by shareholders

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

At the present time, we believe that Mr. Dong, our CEO and a director, and Ms. Guo Xin, our CFO and a director, are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, as we do not currently have an audit committee, we do not currently have an “audit committee financial expert” as that term is defined under Rule 407(d)(5) of Regulation S-K. Neither Mr. Dong nor Ms. Guo is “independent” as that term is used in Item 3(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or person’s performing similar functions. A copy of our Code of Ethics is filed as an exhibit to this annual report.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with SFAS 123(R).

Summary Compensation Table

Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dong	2008	15,175	69,088	—	—	—	—	—	84,263
Jinqing CEO (1)	2007	12,934	60,558	—	—	—	—	—	73,492

(1) Mr. Dong is provided with the use of a car and driver, the value of which is less than $10,000.

The executives of the Company and its subsidiaries are eligible to be granted awards of stock options, stock appreciation rights, restricted stock, performance shares, cash awards and other stock based awards under our 2006 Equity Compensation Plan. As of December 31, 2008 no awards had been made to any officer, director or employee of the Company under such plan.

Employment Agreements

We are not a party to any written employment agreements. The compensation paid to our executive officers is currently determined by our Board of Directors, and the Board of Directors may have a conflict of interest in that they have a direct interest in the compensation to be paid. At the present time, we do not believe that the amount of compensation paid, either individually or in the aggregate, is material in relation to our revenues earnings or to our financial condition.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options(#) (d)	Option exercise price($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Dong Jinqing	—	—	—	—	—	—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2009, there were 15,262,035 shares of our common stock (the only class of our voting securities) issued and outstanding. The following table sets forth as of March 31, 2009, certain information with respect to the beneficial ownership of our voting securities by:

•	Each person who is known by us to be the beneficial owner of more than five percent of ouroutstanding common stock;

•	Each director;

•	Each “named executive officer” [as defined in Item 402(a) (3) of Regulation S-K]; and

•	All executive officers and directors as a group.

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

The table does not give effect to the issuance of up to 9,399,803 shares of our common stock consisting of (a) 2,629,431 shares issuable on the exercise of common stock purchase warrants at exercise prices ranging from $2.45 per share to $5.00 per share with various expiration dates through August 27, 2013, (b) 6,670,372 shares available for issuance under our 2006 Equity Compensation Plan and (c) 100,000 shares that we are legally obligated to issue but have not as yet issued.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Dong Jinqing	9,847,900	(1)	64.5%
Li Jun	343,900		2.3%
Guo Xin	222,600		1.5%
Zhang Dazhi	20,000		*
All Officers and Directors as a Group (6 persons)	10,484,400	(1)	69.8%
Ancora Greater China Fund LP 2000 Auburn Drive, #300 Cleveland, OH 44122	980,400	(2)	6.2%
Trillion Growth China LP 10th Floor, Bankers Hall West Tower 888 – 3rd Street SW Calgary, AB T2P 5C5	941,184	(3)	6.0%

*    Less than 1%.

(1)  Includes 103,500 shares owned by Dong Su, the son of Mr. Dong.

(2) Consists of 490,200 outstanding shares and 490,200 shares issuable upon exercise of outstanding warrants.

(3) Consists of 470,592 outstanding shares and 470,592 shares issuable upon exercise of outstanding warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dalian Bofa Chemical Material Company Limited (“Bofa”), which is controlled by Mr. Dong Jinqing, our Chief Executive Officer and principal shareholder, pursues the business of warehousing, transportation and sales of virulent and hazardous chemicals, metal surface treatment chemicals, water treatment chemicals, etc. Bofa purchases products from Dongtai, most of which are cupric sulfate, and amounted to $ 639,825 and $2,029,806 respectively for the year ended December 31, 2008 and 2007. Bofa rented part of Dongtai’s workplace, warehouse, and vehicle for warehousing and transportation. Dongtai charged Bofa with the amount of $27,774 and $ 48,622 respectively for the service rendered, for the year ended December 31, 2008 and 2007. Dongtai also charged Bofa interest for the loan lent to Bofa. The interest incurred amounted to $14,261 and $21,762 respectively for the year ended December 31, 2008 and 2007.

Dongtai purchased organic solvent from Bofa, which amounted to $95,765 and $0 for the year ended December 31, 2008 and 2007.

As of December 31, 2008, no balance existed between Bofa and Dongtai.

Dalian Lida Environmental Engineering Company Limited (“Lida”), which is also a company controlled by Mr. Dong, is engaged in the business of industrial waste water treatment engineering, waste gas engineering, and turn-key projects. Lida provides equipment used in the facility construction of Dongtai Water. The procurement made by Dongtai Water from Lida was $128,157 and $48,724 respectively, for the years ended December 31, 2008 and 2007. In 2008, Dongtai sold organic solvent to Lida, with the amount of $52,895.

Dongtai owns a 49% equity interest in Dongtai Organic. As of December 31, 2008, Dongtai Organic was indebted to Dongtai in the amount of $1,256,598, primarily as a result of loans by Dongtai. The following table provides information relating to these loans:

Principal	Interest Rate (per Annum)	Effective Date	Maturity Date
$586,295	4.5%	04-25-2008	04-24-2009
$146,574	4.5%	07-29-2008	07-28-2009
$58,630	8%	10-28-2008	10-28-2009
$439,721	8%	11-13-2008	11-12-2009
$1,231,220

The interest incurred resulting from above loans amounted to $24,921 for the year ended December 31, 2008.

Dalian Dongtai Investment Company Limited (“Dongtai Investment”), which is also controlled by Mr. Dong, owns a 30% equity interest in our subsidiary, Zhuorui. As of December 31, 2008, Zhuorui was indebted to Dongtai Investment in the amount of $278,490 resulting from a 6% annual interest bearing loan, which matured on October 14, 2008. Due to the inability of Zhuorui to make timely repayment of the loan, Dongtai Investment has extended the maturity date and waived the payment of accrued interest.

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

Director Independence

None of our directors are and "independent" as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934. Our Board of Directors intends to increase the size of the Board in the near term, and to add directors who qualify as “independent” within the meaning of that Item. In connection with a private placement of our securities, we agreed to establish a board of directors, a majority of whose members will be “independent” within the meaning of NASDAQ Marketplace Rule 4200(15). $650,000 from the proceeds of the placement remains in escrow pending satisfaction of this commitment

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

	Fiscal Year Ended December 31,
	2008	2007
Audit Fees	$98,000	$92,700
Audit Related Fees	—	—
Tax Fees	16,350	—
All Other Fees	—	—

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Jewett, Schwartz, Wolfe& Associates in 2008 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.3	Agreement dated July 10, 2007 by and between Dalian Lida Environmental Engineering Co., Ltd. and Dalian Dongtai Industrial Waste Treatment Co., Ltd.*

10.4	Agreement dated August 6, 2007 by and between Dalian Dongtai Investment Co., Ltd. and Dalian Dongtai Industrial Waste Treatment Co., Ltd.*

10.5	2006 Equity Compensation Plan. Incorporated by reference to the Definitive Information Statement filed by the Company on March 31, 2006

14	Code of Ethics. Incorporated by reference to Exhibit 14 to the Quarterly Report on Form 10-Q filed by the Company on May 15, 2008.

21.1	List of Subsidiaries*

31.1	Certification of Jinqing Dong as the CEO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Guo Xin Dong as the CFO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009
CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

	By:	/s/ Dong Jinqing
Dong Jinqing Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
Chairman of the Board, Chief Executive Officer and Director
/s/ Dong Jinqing	principal executive officer	March 31, 2009
Dong Jinqing

/s/ Li Jun	Chief Operating Officer and Director	March 31, 2009
Li Jun

/s/ Guo Xin	Chief Financial Officer and Director, principal financial and accounting officer	March 31, 2009
Guo Xin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Industrial Waste Management, Inc.

We have audited the accompanying balance sheet of China Industrial Waste Management, Inc.
as of December 31, 2008 and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The Company's financial statements for the year ended December 31, 2007 was audited by other auditors whose report dated March 19, 2008.  The other auditors'  reports have been  furnished  to us, and our  opinion,  insofar as it relates  to  amounts  included  for such prior  period,  is based  solely on the reports of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Industrial Waste Management, Inc. as of December 31, 2008 and the results of its operations and its cash flow for the year then ended December 31, 2008 in conformity with accounting principles generally accepted  in  the  United  States  of  America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Industrial Waste Management, Inc.

We have audited the accompanying balance sheet of China Industrial Waste Management, Inc.
as of December 31, 2008 and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The Company's financial statements for the year ended December 31, 2007 was audited by other auditors whose report dated March 19, 2008.  The other auditors'  reports have been  furnished  to us, and our  opinion,  insofar as it relates  to  amounts  included  for such prior  period,  is based  solely on the reports of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Industrial Waste Management, Inc. as of December 31, 2008 and the results of its operations and its cash flow for the year then ended December 31, 2008 in conformity with accounting principles generally accepted  in  the  United  States  of  America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
March 30, 2009

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$5,714,001	$3,260,307
Trade accounts receivable, net	2,414,257	594,322
Other receivables	105,329	22,453
Inventory	2,372,214	1,332,349
Advances to suppliers	550,931	390,159
Prepaid expense	17,589	42,784
Total current assets	11,174,321	5,642,374

Investment	2,794,248	2,633,354
Property, plant and equipment, net	15,474,915	2,642,037
Construction in progress	5,738,271	7,410,255
Land usage right, net of accumulated amortization	1,817,427	1,732,074
Deposits	14,798	80,925
Related party receivable	1,256,599	388,796
Escrow account	750,000	—
Certificate of deposit	73,287	—
Other asset	348,545	—
TOTAL ASSETS	$39,442,411	$20,529,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$780,458	$279,600
Short-term loan	3,371,198	1,369,000
Tax payable	215,240	93,954
Advance from customers	539,013	—
Deferred sales	972,143	667,389
Accrued expenses	361,111	7,236
Construction projects payable	4,742,164	—
Related party payable	278,490	536,362
Other payable	211,362	343,207
Total current liabilities	11,471,179	3,296,748

Asset retirement obligation liability	502,278	437,619
Government subsidy	1,028,257	620,979
TOTAL LIABILITIES	13,001,714	4,355,346

Minority interest in subsidiary	2,823,126	2,259,595

Commitments and contingencies

Stockholders' equity
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	—	—
Common stock: par value $.001; 95,000,000 shares authorized;
15,262,035 and 13,220,843 shares issued and outstanding at December 31, 2008
and 2007 respectively	15,262	13,221
Additional paid-in capital	5,644,750	1,968,634
Other comprehensive income	2,422,167	1,153,728
Retained earnings	15,535,392	10,779,291
Total stockholders' equity	23,617,571	13,914,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,442,411	$20,529,815

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AUDITED)

	Years Ended December 31,
	2008	2007
Revenue
Service fees	$8,182,379	$5,004,926
Sales of cupric sulfate	1,806,721	1,817,861
Sales of recycled commodities	3,410,784	2,716,720
Operating revenue	13,399,884	9,539,507

Costs of revenues
Cost of service fees	1,547,677	1,251,049
Cost of cupric sulfate	740,881	537,563
Cost of recycled commodities	1,866,086	988,309
Costs of revenue	4,154,644	2,776,921

Gross profit	9,245,240	6,762,586

Operating expenses
Selling expenses	806,438	1,159,069
General and administrative expenses	2,737,584	2,443,759
Total operating expenses	3,544,022	3,602,828

Income from operations	5,701,218	3,159,758

Other income (expense)
Investment loss	(24,733)	(47,923)
Interest income	26,438	88,499
Other income	725,030	15,769
Reimbursed legal costs	—	860,460
Other expense	(448,468)	(19,060)

Total other income	278,267	897,745

Net income from continuing operations before minority
interest, income tax provision and discontinued operations	5,979,485	4,057,503

Income tax provision	659,853	—

Income from continuing operations	5,319,632	4,057,503

Discontinued operation
Loss from operations of discontinued component	—	(6,465)
Gain on disposal of discontinued component	—	1,205
Loss on discontinued operations	—	(5,260)

Net income before minority interest	5,319,632	4,052,243

Minority interest	563,531	363,036

Net income	4,756,101	3,689,207

Foreign currency translation adjustment	1,268,440	774,007

Comprehensive income	$6,024,541	$4,463,214

Basic and diluted weighted average shares outstanding	13,755,274	13,220,843

Basic and diluted net earnings per share	$0.35	$0.28

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(AUDITED)

	Common Stock		Additional Paid In	Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Balance December 31, 2006	13,220,843	$13,221	$1,952,634	$379,721	$7,090,084	$9,435,660
Shares issued for services	—	—	16,000	—	—	16,000
Change in foreign currency translation gain	—	—	—	774,007	—	774,007
Net Income for the year ended December 31, 2007	—	—	—	—	3,689,207	3,689,207
Balance December 31, 2007	13,220,843	$13,221	$1,968,634	$1,153,728	$10,779,291	$13,914,874
Shares issued for services	50,000	50	133,050	—	—	133,100
Shares issued for private placement	1,941,192	1,941	1,857,280	—	—	1,859,221
Warrants issued for private placement	—	—	1,174,370	—	—	1,174,370
Stock issuance cost	50,000	50	112,950	—	—	113,000
Stock issuance cost-Warrants	—	—	398,466	—	—	398,466
Change in foreign currency translation gain	—	—	-	1,268,439	—	1,268,439
Net Income for the year ended December 31, 2008	—	—	-	-	4,756,101	4,756,101
Balance December 31, 2008	15,262,035	$15,262	$5,644,750	$2,422,167	$15,535,392	$23,617,571

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Years ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$4,756,101	$3,689,207
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	563,531	363,036
Depreciation	644,901	428,696
Amortization	25,578	37,729
Bad debt allowance	1,635	3,476
Stock issued for services	133,100	16,000
Accretion expenses	64,659	28,235
Loss on disposal of subsidiary	—	5,260
Loss on equity investment	24,733	47,923
Subsidy received from government	407,278	596,528

Changes in operating assets and liabilities:
Accounts receivable	(1,821,570)	(419,185)
Inventory	(1,039,865)	(660,714)
Other receivables	(82,876)	114,945
Advance to suppliers	(160,772)	1,778
Prepaid expense	25,195	(20,058)
Certificate of deposit	(73,287)	—
Deposits	66,127	(72,042)
Other assets	(348,545)	—
Accrued expense and deferred sales	658,629	163,225
Accounts payable	369,012	211,828
Advance from customers	539,013	—
Tax payable	121,286	83,738
Net cash provided by operating activities	4,873,863	4,619,605

Cash flows from investing activiies
Investment in subsidiary	(185,627)	(2,643,351)
Purchase of property and equipment	(5,281,145)	(183,326)
Construction contracts	(1,938,955)	(6,677,654)
Payments from related party	—	11,092
Proceeds to related party	(867,803)	—
Payments to related party	(257,872)	28,932
Proceeds on sale of subsidiary	—	34,198
Net cash used in investing activities	(8,531,402)	(9,430,109)

Cash flows from financing activities
Proceeds from short term loans	3,371,198	1,315,097.00
Repayment of shor term loans	(1,369,000)	—
Proceeds from issuance of common stock, net of offering costs	3,545,057	—
Escrow account	(750,000)	—
Net cash provided by financing activities	4,797,255	1,315,097

Effect of exchange rate on cash	1,313,978	276,736

Net increase (decrease) in cash and cash equivalents	2,453,694	(3,218,671)

Cash and cash equivalents, beginning of period	3,260,307	6,478,978
Cash and cash equivalents, end of period	$5,714,001	$3,260,307

Supplemental cash flow information:
Cash paid during the year for:
Interest	$304,684	$—
Income taxes	$441,170	$—
Non-cash financing activities:
Completed construction projects	$4,742,164	$—
Common stock issuance cost -warrants	$398,466	$—
Common stock issuance cost-stock	$113,000	$—

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. Nature of operations

The accompanying consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation (the “Company”) incorporated on November 12, 2003, its wholly owned subsidiaries, DonTech Waste Services Inc., a Delaware corporation (“DonTech”), and Favour Group Ltd., a British Virgin Islands corporation (“Favour”), along with its indirectly majority owned subsidiaries:

•	Full Treasure Investments Ltd. (“Full Treasure”)

•	Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”)

•	Dalian Dongtai Water Recycling Co. Ltd. (“Dongtai Water”)

•	Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”)

•	Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd Dalia. (“n Lipp”)

On September 18, 2008, the Company registered Favour Group in British Virgin Islands (“BVI”). Simultaneously, the Company set up Full Treasure in Hong Kong. Favour and Full Treasure were established to facilitate the Company with certain financing requirement.

Dongtai is engaged in the collection, treatment, disposal, and recycling of industrial wastes principally in Dalian and surrounding areas in Liaoning Province, the People’s Republic of China (“PRC”). The Company provides waste disposal solutions to its more than 650 customers from facilities located in the Economic and Technology Development Zone, Dalian, China. In addition, the Company provides the following services to its clients:

•	Environmental protection services

•	Technology consultation

•	Pollution treatment services

•	Waste management design processing services

•	Waste disposal solutions

•	Waste transportation services

•	Onsite waste management services

•	Environmental pollution remediation services

Dongtai Water, a build-operate-transfer project established to process municipal waste water generated by Dalian. The project commenced commercial operation on June 21, 2008.

Zhuorui engages in recycling of waste catalysts by plasma arc melting and chemical processing. This subsidiary is now in the stage of facility commissioning.

Dalian Lipp is engaged in sales of anaerobic fermentation systems developed by Lipp GmbH, and post-sales technical services.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the parent entity, its directly wholly owned subsidiaries, DonTech, Favour, along with its indirectly wholly owned subsidiaries, Full Treasure, its 90% indirectly owned subsidiary Dongtai, its 80% indirectly owned subsidiary Dongtai Water, its 70% indirectly owned subsidiary Zhuorui, and its 75% indirectly owned subsidiary Dalian Lipp. All material inter-company accounts and transactions have been eliminated in the consolidation.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Foreign currency translation

As of December 31, 2008 and 2007, the accounts of the Company were maintained, and the consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” with RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; Revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a non-current asset. Restricted cash consists of $750,000, which is held in a separate escrow account as required by a group of investors, and $73,287, a term deposit in Bank of Dalian, with maturity date on June 11, 2009.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of December 31, 2008 and December 31, 2007 is $12,132 and $9,776, respectively. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Payment terms of sales vary from cash on delivery through a credit term of up to nine to twelve months.

Concentration of credit risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $250,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its material or equipment. The advances to suppliers are interest free and unsecured.

Inventory

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis for raw materials and auxiliary materials, and weighted average basis for other categories, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

Property, plant and equipment

Property, plant and equipment (“PP&E”) are stated at cost, less accumulated depreciation and impairment. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of PP&E, are expensed as incurred; additions, renewals and betterments are capitalized. When PP&E are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Depreciation is provided to recognize the cost of PP&E in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Useful Life
Buildings	20 Years
Machinery	10 Years
Vehicles	5 Years
Office equipment	5 Years

Construction in progress consists of construction expenditure, equipment procurement, capitalized interest expense, relevant miscellaneous expenditures, and other costs.

As of December 31, 2008, construction in progress contains two principal components; one is the costs incurred by Dongtai for the newly built incineration system that is located in Dagu Hill, ETD Zone, Dalian, including designing and building of the incinerator, construction of its supporting facilities, and miscellaneous fees. The other component is payment for equipments for Zhuorui, including plasma furnace, flue gas cleansing system, dust trapper, and other corollary equipment, which are now in the installation and testing phase. Construction in progress includes capitalized interest of $75,909 and $77,353 as of December 31, 2008 and 2007.

Landfills

Various costs that we incur to make a landfill ready to accept waste are capitalized. These costs generally include expenditures for land, permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations and its Interpretations”

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as accretion expense, which is included our Consolidated Statements of Operations.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	December 31, 2008	December 31, 2007
Long-term Liability	$502,278	$437,619

Long-term investment

Long-term investments are recorded under the equity method. Dongtai Organic is constructing and was organized to operate a municipal sludge treatment and disposal facility in Dalian, PRC. The Company currently owns 49% of Dongtai Organic.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No.144), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of December 31, 2008 and 2007, respectively.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Intangible assets

Intangible assets consist of “Rights to use land and build a plant” for 50 years and intellectual property. The intangible assets are amortized using straight – line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

As of December 31, 2008 and 2007, net land usage right was $1,817,427 and $1,732,074 respectively.

Minority interest

Minority interest represents the minority owners’10% equity interest in Dongtai, 20% equity interest in Dongtai Water, 30% equity interest in Zhuorui and 25% equity interest in Dalian Lipp.

Fair value of financial instruments

SFAS No.107, “Disclosures About Fair Value of Financial Instruments”, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Our revenues are generated from the fees we charge for waste collection, transfer, treatment, disposal and recycling services and the sale of recycled commodities. The fees charged for our services are generally defined in our service agreements and vary based on contract specific terms such as frequency of service, weight, volume and the general market factors influencing industry’s rates. We generally recognize revenue as services are rendered or products are delivered.

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of December 31, 2008 and 2007 deferred sales amounted to $972,143 and $667,389, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 were immaterial.

Stock-based compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No.123(R), “Share-Based Payment”, which prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123(R) requires compensation expense to be recorded using the fair value method.

Income taxes

The Company utilizes SFAS No.109, “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dongtai is subject to EIT at 9% for the year ended December 31, 2008. Furthermore, the Law stipulates that enterprises that engage in municipal waste water treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water is entitled to a three-year EIT exemption treatment starting whenever it receives the first operation revenue, and another 50% off of the normal rate for the next three years. For the year ended December 31, 2008, Dongtai Water is in its first year of the tax exemption.

Statement of cash flows

In accordance with SFAS No. 95, “Statement of Cash Flows” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation.

Recent accounting pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (“GAAP”) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No.08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No.08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No.08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No.08-6 (“EITF No.08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No.08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No.08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No.157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No.157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No.08-5 (“EITF No.08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No.08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No.08-5 on its consolidated financial position and results of operations.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No.133-1, “Disclosures about Credit Derivatives and Certain Guarantees:An Amendment of FASB Statement No.133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No.161.” This FSP amends FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No.133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No.133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No.117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.” The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds. The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA. FSP FAS No.117-1 is effective for fiscal years ending after December 31, 2008. Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued. The Company is currently assessing the impact for FSP FAS No.117-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No.03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No.07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No.14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No.162).  SFAS No.162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No.162 is effective 60 days following the Securities and Exchange Commission (“SEC”)’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Determination of the Useful Life of Intangible Assets

In April 2008, FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No.142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No.142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No.141 (revised 2007) “Business Combinations” and other U.S.generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No.142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No.161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133”, (SFAS No.161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No.157-2, “Effective Date of FASB Statement No.157”. This FSP delays the effective date of SFAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

4. Inventory

Inventory at December 31, 2008 and December 31, 2007 consists of raw materials and recycled commodities as follows:

	December 31, 2008	December 31, 2007
Raw materials	$1,130,109	$786,427
Recycled commodities	1,242,105	545,922
	$2,372,214	$1,332,349

5. Property, plant and equipment

	December 31, 2008	December 31, 2007
Land and building	$9,978,971	$2,305,868
Machinery and equipment	6,898,868	1,242,966
Office equipment	542,174	375,433
Vehicles	911,540	773,038
	18,331,553	4,697,305
Less accumulated depreciation	(2,856,638)	(2,055,268)
Total property and equipment, net	15,474,915	2,642,037

Construction in progress	5,738,271	7,410,255
Total	$21,213,186	$10,052,292

Depreciation expenses amounted to $644,901 and $428,696 for fiscal year 2008 and 2007, respectively.

6. Other assets

Other assets in the amount of $348,545 is comprised of intellectual property rights and value added tax (“VAT”) debit balance, in the amounts of $10,993 and $337,552 respectively. VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

7. Short-term loan

The following table identifies the material terms of loans outstanding as of December 31, 2008:

Effective Date	Mature Date	Creditor	Type	Interest Rate	Principal
02-26-2008	02-25-2009	Rural Credit Cooperative Union of Dalian ETD Area	Secured	9.72%	$1,172,591
03-21-2008	03-21-2009	Shanghai Pudong Development Bank, Dalian Branch	Secured	8.217%	732,869
04-25-2008	04-25-2009	Shanghai Pudong Development Bank, Dalian Branch	Secured	8.217%	1,465,738
					$3,371,198

8. Construction projects payable

During 2008, the Company completed construction of the Dongtai Water facility, and substantially completed the Zhourui construction project. An asset of RMB 32,947,133(US$4,742,164) has been recorded in fixed assets and will be depreciated over the various useful lives of these assets. Several suppliers of services and equipment were utilized for these projects. Over the course of the construction, the Company accrued all costs associated with the projects and as of December 31, 2008, the balance owed to these suppliers totaled RMB 32,947,133(US$4,742,164). The payment schedules for these suppliers are not fixed and therefore the entire amount has been classified as construction projects payable in current liabilities.

9. Government subsidies

Government subsidies, with the amount of $1,028,257 as of December 31, 2008, represents subsidies that Zhuorui received from local government, as Zhuorui’s business falls into the industry classifications encouraged by the local government’s development strategy. The subsidy is to be used exclusively for facility construction and equipment procurement to fulfill its business operations. The subsidy is initially recorded as deferred revenue. Upon the completion and acceptance of the government subsidized project, subsidies are recognized over the useful lives of the related asset.

10. Accumulated other comprehensive income

The components of accumulated other comprehensive income was as follow:

	December 31, 2008	December 31, 2007
Cumulative translation adjustment of foreign currency statements	$1,268,439	$774,007

11. Related parties

Related Parties	Interest Rate	Repayment Date	Balance as of December 31, 2008
	per annum		Receivable	Payable
Dongtai Investment	—	—	$—	$278,490
Dongtai Organic	4.5%	04-24-2009	586,295	—
Dongtai Organic	4.5%	07-28-2009	146,574	—
Dongtai Organic	8%	10-28-2009	58,630	—
Dongtai Organic	8%	11-12-2009	439,722	—
Dongtai Organic			25,378	—
Total			$1,256,599	$278,490

12. Shareholder’s equity

On April 9, 2008, the Company issued 50,000 shares of common stock as compensation for services to a consulting firm. The fair market value of the stock is approximately $133,100.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On September 27, 2008, the Company issued warrants to purchase 150,000 shares of our common stock to a placement agent as follows: 37,500 with a strike price of $3.50 per share; 37,500 with a strike price of $4.00 per share; 37,500 with a strike price of $4.50 per share; and 37,500 with a strike price of $5.00 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No.123(R) using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.6%; volatility of 120% and an expected term of 5 years. The Company recognized a stock issuance cost of $398,466.

In October 2008, the Company accomplished a private placement of 66 units, consisting of a total of 1,941,192 shares of common stock and common stock purchase warrants to purchase an additional 1,941,192 shares at an aggregate offering price of $3,960,000 to 16 institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act. The price per unit was $60,000. Under the subscription agreements with the investors, as amended, each unit consisted of 29,412 shares of common stock, one Class A warrant to purchase 14,706 shares of common stock exercisable until September 30, 2011 at $2.50 per share and one Class B warrant to purchase 14,706 shares of common stock exercisable until September 30, 2011 at $3.20 per share. The Company issued another 50,000 shares of common stock to the placement agent in connection with the private placement, which was recognized as stock issuance cost in the amount of $113,000.

As of December 31, 2008, the total outstanding common share of the Company reached to 15,262,035.

13. Statutory common welfare fund

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

14. Earnings per share

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

	Years Ended December 31,
	2008	2007
Income available to common stockholders	$4,756,101	$3,689,207

Diluted net income	$4,756,101	$3,689,207

Weighted average basic common shares outstanding	13,755,274	13,220,843

Basic net earnings per share	$0.35	$0.28

Diluted net earnings per share	$0.35	$0.28

15. Current vulnerability due to certain concentrations

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

16. Discontinued operations

Due to a lack of progress of Liaoyang Dongtai in developing a local market for its services, the Board of Directors of the Company decided to dissolve and liquidate Liaoyang Dongtai in July 2007.

Before termination, Liaoyang Dongtai’s major asset was cash, in the amount of RMB 399,989 (USD$52,630). Since Liaoyang Dongtai never generated any revenue, there was no tax incurred, and the expenses from its operations were accounted for as sundry expenses.

Dongtai recovered RMB 260,000 (USD $34,198) from the disposal of the investment in Liaoyang Dongtai. Dongtai’s book value in the investment was RMB 300,000 (USD $39,458). Therefore, Dongtai incurred a total loss from the disposal of RMB 40,000 (USD $5,260).

17. Commitment and Contingency

During the year ended December 31, 2008, the Company completed a private placement, in connection with which:

•
The Company agreed to establish a board of directors, a majority of whose members will be “independent” within the meaning of NASDAQ Marketplace Rule 4200(15); and $650,000 from proceeds of the placement is being held in escrow until this requirement is satisfied;

•
The Company agreed to engage an accounting consultant to assist with the presentation and delivery of financial reports and related information; and $100,000 from proceeds of the placement is being held in escrow until this requirement is satisfied; and

•
The Company agreed to file a registration statement covering resale of the 1,941,192 shares of common stock sold to the investors; the registration statement was filed with the United States Securities and Exchange Commission on December 12, 2008.

•
The Company is committed to issuing an additional 100,000 shares to the placement agent upon specific service being rendered. In addition, upon specific services being rendered, the Company agreed to issue to the placement agent or its designees, warrants to purchase an aggregate of 6.6 units (10% of the number of units sold to investors) identical to the units issued to the investors. The 6.6 units consist of an aggregate of 194,120 shares of common stock and warrants to purchase an aggregate of 194,120 shares. The exercise price of the placement agent warrants is $72,000 per unit.

The Company has purchasing commitments that result from construction contracts and equipment procurement contracts signed for the development and operation of Dalian Dongtai's expansion project, Dongtai Water and Zhuorui. As of December 31, 2008, the commitment information is as follows:

2009
Construction	$2,975,566
Equipment	2,982,285
Total	$5,957,851

18. Subsequent events

On January 8, 2009, Dongtai Organic entered into a long-term loan program with the creditor, China Merchants Bank Co., Ltd. Dalian Peace Square Sub-branch (“CMB”). Pursuant to the loan agreement, the principal amounts to RMB 85 million (USD$12.46 million) and matures on January 7, 2017. Dongtai Organic is required to repay the loan according to a schedule commencing on January 20, 2010 and continuing thereafter until the maturity date. The loan is to be used exclusively for the Dongtai Organic BOT Project. A floating interest rate is to be applied to the loan at a rate that is 5% higher than that of the benchmark interest rate promulgated by People’s Bank of China from time to time, and is adjusted every six months. On January 8, 2009, the benchmark interest rate was 5.94% annually. The loan is secured with the assets and exclusive operating right of the Dongtai Organic BOT Project. As of March 13, 2009, Dongtai Organic had drawn down the first installment of the loan in the amount of RMB 34 million (USD$4.98 million).

On February 13, 2008, pursuant to the Agreement and Plan of Merger signed by the Company and DonTech, DonTech shall be merged into CIWT, which would be the surviving corporation.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On March 16, 2009 (“Effective Date”), the Company filed a Certificate of Ownership and Merger with the State of Delaware and an Articles of Merger with the State of Nevada. Since the Effective Date, all assets and obligations of DonTech shall be transferred to the Company, including 90% interest in Dalian Dongtai.

On March 27, 2009, the registration statement originally filed by the Company on December 12, 2008 in connection with the private placement of 6.6 units was declared effective by the Securities and Exchange Commission.