Form 10-Q
period 2009-03-31
China Industrial Waste Management Inc.
filed 2009-05-15
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

011-86-411-85811229
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date,15,271,035 shares of common stock are issued and outstanding as of May 15, 2009.

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

Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, our actual performance may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein): the timing and magnitude of technological advances; the prospects for future acquisitions; the effects of political, economic and social uncertainties regarding the governmental, economic and political circumstances in the People’s Republic of China; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their waste management requirements; the competition in the waste management industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs; the cost of attracting and retaining highly skilled personnel; our projected sales, profitability, and cash flows; our growth strategies; anticipated trends in our industries; our future financing plans; and our anticipated needs for working capital.
Forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate of USD$1.00 = RMB 6.8225 as of December 31, 2008; and at the rate of USD$1.00 = RMB6.8329 as of March 31, 2009 quoted by the Federal Reserve System. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place through the Federal Reserve System. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, its direct wholly-owned subsidiaries DonTech Waste Services, Inc. (“DonTech”) and Favour Group Ltd. (“Favour”), along with its indirect wholly-owned subsidiary, Full Treasure Investments Ltd. (“Full Treasure”), and its indirect majority owned subsidiaries: Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”); Dongtai Water Recycling Co. Ltd. (“Dongtai Water”); Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”); and Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd.(“Dalian Lipp”). In March 2009 DonTech merged with and into China Industrial Waste Management, Inc.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1.                                 Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,741,411	$5,714,001
Trade accounts receivable, net	2,840,584	2,414,257
Other receivables	81,169	105,329
Inventory	2,539,388	2,372,214
Advances to suppliers	695,861	550,931
Prepaid expense	16,830	17,589
Total current assets	8,915,242	11,174,321

Investment	2,749,026	2,794,248
Property, plant and equipment, net	15,700,320	15,474,915
Construction in progress	5,579,412	5,738,271
Land usage right, net of accumulated amortization	1,800,388	1,817,427
Deposits	11,848	14,798
Related party receivable	42,285	1,256,599
Escrow account	750,000	750,000
Certificate of deposit	658,578	73,287
Other asset	345,526	348,545
TOTAL ASSETS	$36,552,626	$39,442,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$728,140	$780,458
Short-term loan	1,463,507	3,371,198
Tax payable	92,995	215,240
Advance from customers	548,301	539,013
Deferred sales	1,072,024	972,143
Accrued expenses	16,576	361,111
Construction projects payable	3,690,930	4,742,164
Related party payable	380,512	278,490
Other payable	212,820	211,362
Total current liabilities	8,205,805	11,471,179

Asset retirement obligation	510,541	502,278
Government subsidy	1,026,691	1,028,257
TOTAL LIABILITIES	9,743,037	13,001,714

Minority interest in subsidiary	3,103,708	2,823,126

Commitments and contingencies

Stockholders' equity
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized;
15,262,035 and 13,220,843 shares issued and outstanding at March 31, 2009
and December 31, 2008 respectively	15,262	15,262
Additional paid-in capital	5,644,750	5,644,750
Other comprehensive income	2,402,960	2,422,167
Retained earnings	15,642,909	15,535,392
Total stockholders' equity	23,705,881	23,617,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,552,626	$39,442,411

See Notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

Revenue
Service fees	$1,197,699	$1,819,552
Sales of cupric sulfate	91,131	708,843
Sales of recycled commodities	323,120	601,885
Operating revenue	1,611,950	3,130,280

Costs of revenues
Cost of service fees	470,163	371,035
Cost of cupric sulfate	87,976	286,526
Cost of recycled commodities	169,711	270,532
Costs of revenue	727,850	928,093

Gross profit	884,100	2,202,187

Operating expenses
Selling expenses	177,315	228,081
General and administrative expenses	446,722	353,846
Total operating expenses	624,036	581,927

Income from operations	260,064	1,620,260

Other income (expense)
Investment loss	(40,951)	(9,039)
Interest income	1,271	6,298
Other income	47	5,880
Other expense	(63,560)	(2)

Total other income	(103,192)	3,137

Net income from continuing operations before minority
interest, income tax provision	156,871	1,623,397

Income tax provision	45,029	107,230

Net income before minority interest	111,842	1,516,167

Minority interest	4,324	140,550

Net income	107,518	1,375,617

Foreign currency translation adjustment	(19,207)	589,954

Comprehensive income (loss)	$88,311	$1,965,571

Basic and diluted weighted average shares outstanding	15,262,035	13,755,274

Basic and diluted net earnings per share	$0.01	$0.10

See Notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$107,518	$1,375,617
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	4,324	140,550
Depreciation	258,611	114,404
Amortization	17,039	4,148
Bad debt allowance	-	(3,534)
Accretion expenses	8,263	9,311
Loss on equity investment	45,222	-
Subsidy received from government	-	348,326

Changes in operating assets and liabilities:
Accounts receivable	(426,327)	(949,529)
Inventory	(167,174)	(160,551)
Other receivables	24,160	(314,010)
Advance to suppliers	(144,930)	1,884
Prepaid expense	759	24,734
Deposits	2,950	(481,423)
Other assets	3,019	-
Accrued expense and deferred sales	(244,654)	33,961
Accounts payable	(50,860)	637,869
Advance from customers	9,288	-
Tax payable	(122,245)	40,196
Net cash provided by (used in) operating activities	(675,037)	821,953

Cash flows from investing activities:
Investment in subsidiary	-	9,039
Purchase of property and equipment	(32,456)	(59,015)
Certificate of deposit	(585,291)	-
Construction contracts	-	(1,121,648)
Due from related party	-	11,751
Related party loan	1,214,314	-
Due to related party	102,022	41,799
Net cash provided by (used in) investing activities	698,589	(1,118,074)

Cash flows from financing activities:
Repayment of construction projects payable	(1,051,234)	-
Proceeds from short term loans	-	1,114,462
Repayment of short term loans	(1,907,691)	-
Net cash provided by (used in) financing activities	(2,958,925)	1,114,462

Effect of exchange rate on cash	(37,217)	146,633

Net increase (decrease) in cash and cash equivalents	(2,972,590)	964,974

Cash and cash equivalents, beginning of period	$5,714,001	$3,260,307
Cash and cash equivalents, end of period	$2,741,411	$4,225,281

Supplemental cash flow information:
Cash paid during the year for:
Interest	$32,078	$-
Income taxes	$143,518	$-
Non-cash investing and financing activities:
Contributed anaerobic fermentation equipment	$(292,701)	$-
Transfer out of construction in progress	$158,859	$-
Transfer of construction in progress to property, plant and equipment	$(158,859)	$-
Change in reporting entity	$276,253	$-

See Notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

1. Nature of operations

The accompanying unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation (the “Company”) incorporated on November 12, 2003, its wholly owned subsidiaries, DonTech Waste Services Inc., a Delaware corporation (“DonTech”), and Favour Group Ltd., a British Virgin Islands corporation (“Favour”), along with its indirectly majority owned subsidiaries:

• Full Treasure Investments Ltd. (“Full Treasure”)
• Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dongtai”)
• Dalian Dongtai Water Recycling Co. Ltd. (“Dongtai Water”)
• Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”)
• Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”)

In March 2009, DonTech was merged with and into the Company.

Dongtai was incorporated on January 9, 1991 in Dalian, PRC, and now is engaged in the collection, treatment, disposal, and recycling of industrial wastes, and sales of recycled products, principally in Dalian and surrounding areas in Liaoning Province, the People’s Republic of China (“PRC”). The Company provides waste disposal solutions to its more than 650 customers from facilities located in the Economic and Technological Development Zone, Dalian, China. In addition, the Company provides the following services to its clients:

• Environmental protection services
• Technology consultation
• Pollution treatment services
• Waste management design processing services
• Waste disposal solutions
• Waste transportation services
• Onsite waste management services
• Environmental pollution remediation services.

Dongtai Water, which was incorporated in July 2006, is a build-operate-transfer project established to process municipal waste water generated by Dalian City.

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. This subsidiary is now in the stage of trial production.

Dalian Lipp is a PRC joint venture established on December 22, 2007. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp GmbH tank building technique, and is dedicated to generating energy by organic waste anaerobic fermentation, industrial effluent treatment and municipal sewage plant.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the parent entity, its directly wholly owned subsidiaries, DonTech and Favour, along with its indirectly wholly owned subsidiary, Full Treasure, its 90% indirectly owned subsidiary Dongtai, its 80% indirectly owned subsidiary Dongtai Water, its 70% indirectly owned subsidiary Zhuorui, and its 75% indirectly owned subsidiary Dalian Lipp. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

Foreign currency translation

As of March 31, 2009 and 2008, the accounts of the Company were maintained, and the unaudited consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” with RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a non-current asset. Restricted cash consists of $750,000, which is held in a separate escrow account as required by a group of investors, and $658,578, which is comprised of time deposits as below table shows:

Effective Date	Mature Date	Depository Bank	Interest Rate	Principal
01-20-2009	01-20-2010	Shanghai Pudong Development Bank, Dalian ETD Zone Sub-branch.	2.25%	$292,702
01-19-2009	01-19-2010	Dalian ETD Zone Rural Credit Cooperative Union	2.25%	219,526
01-19-2009	07-19-2009	Dalian ETD Zone Rural Credit Cooperative Union	1.98%	73,175
01-19-2009	07-19-2009	Guangdong Development Bank, Dalian ETD Zone Branch	1.98%	73,175
				$658,578

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of March 31, 2009 and December 31, 2008 is $12,113 and $12,132, respectively.

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

As of March 31, 2009, construction in progress contains two principal components; one is the costs incurred by Dongtai for the newly built incineration system that is located in Dagu Hill, ETD Zone, Dalian, including designing and building of the incinerator, construction of its supporting facilities, and miscellaneous fees. The other component is production equipment, which is still in testing phase, for Zhuorui, including plasma furnace, flue gas cleansing system, dust trapper, and other corollary equipment.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	March 31,2009	December 31,2008

Long-term Liability	$510,541	$502,278

Long-term investment

Long-term investments are recorded under the equity method. Dongtai Organic is constructing and was organized to operate a municipal sludge treatment and disposal facility in Dalian, PRC. The Company currently owns 49% of Dongtai Organic.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of March 31, 2009 and December 31, 2008, respectively.

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

As of March 31, 2009 and December 31, 2008, net land usage right was $1,800,388 and $1,817,427 respectively.

Non-controlling interest in consolidated financial statements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 (“ARB 51”) to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company beginning January 1, 2009.

Non-controlling interest represents the minority owners’10% equity interest in Dongtai, 20% equity interest in Dongtai Water, 30% equity interest in Zhuorui and 25% equity interest in Dalian Lipp.

Fair value of financial instruments

SFAS No.107, “Disclosures About Fair Value of Financial Instruments”, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Our revenues are generated from the fees we charge for waste collection, transfer, treatment, disposal and recycling services and the sale of recycled commodities. The fees charged for services are generally defined in service agreements and vary based on contract specific terms such as frequency of service, weight, volume and the general market factors influencing industry’s rates. Revenue is generally recognized as services are rendered or products are delivered.

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of March 31, 2009 and December 31, 2008, deferred sales amounted to $1,072,024 and $972,143, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the period ended March 31, 2009 and 2008 were immaterial.

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

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dongtai is subject to EIT at 10% for the period ended March 31, 2009. Furthermore, the Law stipulates that enterprises that engage in municipal waste water treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water is entitled to a three-year EIT exemption treatment starting whenever it receives the first operation revenue, and another 50% off of the normal rate for the next three years.

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

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation.

Recent accounting pronouncements

On January 12, 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP). FASB FSP 99-20-1 amends the impairment guidance in FASB EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets. The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three Final Staff Positions (“FSPs”) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value  when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.
These three FSPs are effective for interim and annual periods ending after June 15, 2009.

4. Inventory
	March 31, 2009	December 31, 2008
Raw materials	$1,107,853	$1,130,109
Recycled commodities	1,431,535	1,242,105
	$2,539,388	$2,372,214

5. Property, plant and equipment
	March 31,2009	December 31,2008
Land and building	$10,023,789	$9,978,971
Machinery and equipment	7,328,398	6,898,868
Office equipment	553,228	542,174
Vehicles	910,154	911,540
	18,815,569	18,331,553
Less accumulated depreciation	(3,115,249)	(2,856,638)
Total property and equipment, net	15,700,320	15,474,915

Construction in progress	5,579,412	5,738,271
Total	$21,279,732	$21,213,186

Depreciation expenses amounted to $258,611 and $114,404 for the period ended March 31, 2009 and 2008, respectively.

6. Short-term loan

As of March 31, 2009, the remaining short-term loan balance represents the loan borrowed from Shanghai Pudong Development Bank, Dalian ETD Zone Sub-branch, with the amount of approximately $1,463,507 (RMB10, 000,000), interest rate of 8.217% per annum, and maturity date of April 25th, 2009.

7. Government subsidies
Government subsidies, with the amount of $1,026,691 as of March 31, 2009, represents subsidies that Zhuorui received from local government, as Zhuorui’s business falls into the industry classifications encouraged by the local government’s development strategy. The subsidy is to be used exclusively for facility construction and equipment procurement to fulfill its business operations. The subsidy is initially recorded as deferred revenue. Upon the completion and acceptance of the government subsidized project, subsidies are recognized over the useful lives of the related asset.

8. Accumulated other comprehensive income
	March 31, 2009	December 31, 2008
Cumulative translation adjustment of foreign currency statements	$(19,207)	$1,268,439

9. Related parties

Related Parties	March 31, 2009
	Receivable	Payable
Dongtai Investment	$-	$380,512
Dongtai Organic	27,731	-
Dalian Lida	14,554	-
Total	$42,285	$380,512

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

12. Change in reporting entity

In February 2009, Mr. Roland Lipp, Mrs. Karin Lipp-Mayer, and Mr. Shan Minghuan (minority shareholders) delivered an anaerobic fermentation equipment installation machine to Dalian Lipp. The fair value of the equipment was approximately $292,701 and has been classified as property, plant and equipment on the balance sheet. The capital contribution was recorded to Dalian Lipp as additional paid-in capital. Prior to the contribution of property, plant and equipment by the minority shareholders, Dongtai also contributed cash of approximately $702,484 to Dalian Lipp, which increased Dongtai investment in Dalian Lipp.

Subsequent to the additional paid-in capital contributions by the minority shareholders, Dongtai experienced a change in its reporting entity and now owns 75% of Dalian Lipp as of March 31, 2009. Prior to the change in its reporting entity, Dongtai owned 100% of Dalian Lipp.

The change in a parent’s ownership interest is accounted for as equity transactions in accordance with SFAS160. Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest has been adjusted to reflect the change in its ownership interest in the subsidiary. The difference between the fair values of the consideration received and the amount by which the noncontrolling interest is adjusted has been recognized in equity attributable to the parent.

13. Subsequent events

On April 22, 2009, the Company issued 9,000 shares of common stock under an agreement with a consultant to provide the Company with investor relations services.

On April 25, 2009, Dongtai repaid a loan to Shanghai Pudong Development Bank Dalian Branch (“SPDB”), with an amount of approximately $1,465,738 (RMB 10, 000,000).

On April 29, 2009, Dongtai entered into a short-term loan program with SPDB. The principal amount was approximately $3,805,119 (RMB 26,000,000) which matures on April 27, 2010. A fixed interest rate of 5.841% per annum is applied. The loan is secured with Dongtai’s buildings and land use rights.

On May 8, 2009, the board of directors established an audit committee consisting of three directors. Each member of the audit committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a) (15). The board of directors also adopted an audit committee charter to govern the activities of the audit committee.

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

OVERVIEW

Historically, the Company engaged in two lines of business: (a) the exploration and development of potential mining properties, and (b) the development, marketing and support of computer software products and services. In September 2004, the Company sold its computer business. Since September 2005, the Company ceased mining activities due to its loss of all its contractual rights in certain mining properties in Spain. In November 2005, a Delaware corporation known as China Industrial Waste Management, Inc. (“CIWM Delaware”) acquired 90% of the issued and outstanding capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dongtai”) from the shareholders of Dongtai in a reverse merger transaction in which the Dongtai shareholders became the owner of all of the issued and outstanding shares of CIWM Delaware. As a result of the reverse merger, Dongtai became a joint venture with foreign investment under the laws of the PRC, with a total registered and paid-in capital of $2.3 million. The exchange of shares with the Dongtai shareholders was accounted for as a reorganization between entities under common control with CIWM Delaware as the receiving entity, as prescribed by Appendix D of SFAS 141. The accounts of both entities were combined at their historical cost basis, resulting in no gain, loss, or goodwill. The combination was essentially a recapitalization of Dongtai.

On November 11, 2005, China Industrial Waste Management, Inc., a Nevada corporation (f/k/a Goldtech Mining Corporation) (“CIWM Nevada”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CIWM Delaware and the shareholders of CIWM Delaware. Pursuant to the Merger Agreement, which closed on November 11, 2005, CIWM Delaware merged with and into CIWM Nevada’s wholly-owned Delaware subsidiary, DonTech. Pursuant to the Merger Agreement, after the merger, CIWM Delaware ceased to exist and DonTech was the surviving company (and the owner of 90% of the issued and outstanding capital stock of Dongtai). The merger of CIWM Delaware into DonTech was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIWM Delaware obtained control of CIWM Nevada (the Company) by virtue of the merger. Accordingly, the merger was recorded as a recapitalization of CIWM Delaware, with DonTech being treated as the continuing entity. CIWM Nevada (the Company) currently owns all of the issued and outstanding capital stock of DonTech, which in turn, owns 90% of the issued and outstanding capital stock of Dongtai. In March 2009, DonTech merged with and into the Company.

Dongtai is engaged in the collection, treatment, disposal and recycling of industrial wastes, principally in Dalian, China and surrounding areas in Liaoning Province, China. Dongtai provides waste disposal solutions to its more than 650 customers, including large multinational corporations, from facilities located in the Economic and Technological Development Zone, Dalian, PRC. Dongtai treats, disposes of and/or recycles many types of industrial wastes, and recycled waste products are sold to customers as raw materials to produce chemical and metallurgy products. In addition, Dongtai treats or disposes of industrial waste through incineration, burial or water treatment; as well as provides a range of environmental protection services to its clients. Dongtai generates revenues from waste collection and disposal services, as well as from sales of valuable products and recycled commodities.

Dongtai Water Recycling Co. Ltd (“Dongtai Water”), a Build-Operate-Transfer (BOT) project established to process municipal sewage generated by Dalian City. Phase One of the project, which is designed with a capacity of 30,000 tons per day, commenced commercial operationa on June 21, 2008. Dongtai owns 80% of the equity of this project.

Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), which is 70% owned by Dongtai, engages in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. The designed production capacity of the project is 5,000 tons/year. As of March 31, 2009, the project was in the trial production stage.

Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”) is a Sino-German joint venture, of which Dongtai owns a 75% equity interest. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp GmbH tank building technique, and is dedicated to generating energy by organic waste anaerobic fermentation, and industrial effluent and municipal sewage treatment.

In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dongtai’s capacity for waste treatment and disposal. The expansion project, which is one of the fifty-five hazardous waste treatment centers sponsored by the National Development and Reform Commission and one of the two centers in Liaoning Province, commenced construction at the end of July, 2008. As of the date of this Report, Phase One of the project, which includes construction of the incineration plant and boiler, has been completed. Phase 2, which includes construction of an office building and a waste solvent recycling plant, is in process. The Company expects the project to be operational by September 2009.

 Further information about the expansion of the facility is as follows:

Capacity
Facility	Description	Existing	After expansion
Incinerator	Incineration System for Solid Waste	3,300 t/y	9,000 t/y
Hazardous Waste Landfill	Hazardous Waste Safe Landfill	13,000t	40,000t
Industrial Effluent Treatment System	Industrial Sewage Treatment	18,000 t/y	25,000 t/y
Organic Solvent Recycling System	Industrial Organic Solvent Product	1,000 t/y	3,000 t/y

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

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) are stated at cost, less accumulated depreciation and impairment. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When PP&E are required or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations.

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

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

We generate revenue primarily from two sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services and proceeds from the sale of recycled materials. We consider our collection and disposal operations and reclamation of reusable substances as our core business.

Revenues

The Company’s operating revenues for the three months ended March 31, 2009 was $1,611,950, decreased by $1,518,330 or 49% compared with $3,130,280 for the three months ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008
Service fees	$1,197,699	$1,819,552
Sales of cupric sulfate	91,131	708,843
Sales of recycled commodities	323,120	601,885
Operating revenue	$1,611,950	$3,130,280

The decrease is mainly attributable to the adverse consequences of the global economic recession and corresponding world financial crisis which severely impacted the Company’s primary business:

1. Service fees

Service fees decreased from $1,819,552 for the three months ended March 31, 2008 to $1,197,699 for the same period of 2009, a decrease of $621,853, or 34%.

The export business of China has been significantly affected by the global economic recession. Dongtai is located in the Dalian Economic & Technological Development Zone (“ETD Zone”), and most of its customers, which are located in the same area, pursue export-oriented manufacturing businesses. The recession has affected them so profoundly that many have been forced to cease operations or curtail production and reduced their workforce. As a result, the volume of waste collection sharply decreased in the first quarter of 2009.The daily average collection volume has decreased from 135 tons in 2008 to the current level of 79 tons, an almost 50% decrease.

Since its commencement of normal operations in June 2008, Dongtai Water continues to function stably. In the first quarter of 2009, Dongtai Water generated an aggregate of approximately $320,000 of revenue.

2. Sales of recycled products

As the market demand shrinks significantly, prices for many raw materials have dropped dramatically, including Dongtai’s main products, cupric sulfate, aluminum products and zinc slag. For example, the average price for cupric sulfate in the first quarter of 2009 was about RMB 8, 000/ton, while the average price for the most recent 5 years was approximately RMB14, 000/ton, a decrease of approximately 43%. To optimize on this situation, Dongtai has elected to suspend sales of certain products. As of the end of March 2009, Dongtai had an aggregate inventory of approximately 360 tons of cupric sulfates, 240 tons of aluminum products, and 200 tons of zinc slags. The deferral of sales due to the current economic situation resulted in a decrease of sales of recycled products from $1,310,728 for the three months ended March 31, 2008 to $ 414,251 for the same period of 2009. Dongtai intends to sell these materials with improved margins as the market for them stabilizes and demand increases.

Cost of Revenues

The Company’s cost of revenues for the three months ended March 31, 2009 was $727,850 compared with $928,093 for the three months ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008
Cost of service fees	$470,163	$371,035
Cost of cupric sulfate	87,976	286,526
Cost of recycled commodities	169,711	270,532
Costs of revenue	$727,850	$928,093

Cost of revenues decreased by $200,243 or 22% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Cost of service fees increased by $99,128, or 27% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease primarily resulted from the cost incurred by Dongtai Water in the amount of approximately $123,000. In the three months ended March 31, 2008, Dongtai Water had not yet entered into operation.

Cost of reclaimed products, including cupric sulfate and other recycled commodities, for the three months ended March 31, 2009 decreased by $299,371 or 54%, compared with the same period of 2008. Such decrease is in line with the dramatic decrease of revenues of reclaimed products.

Foreign Currency Translation

Foreign currency translation adjustments for the three months ended March 31, 2009 is a decrease of $19,207, compared to an increase of $589,954 for the three months ended March 31, 2008. This fluctuation is attributable to the revaluation of the Chinese currency against the U.S. dollar.

Net Income

Net income for the three months ended March 31, 2009 decreased by $1,268,099, or 92%, to $107,518 from $1,375,617 for the three months ended March 31, 2008. This decrease is primarily attributable to the significant decrease in revenue.

Liquidity and Capital Resources

We have financed our operations and met capital expenditure requirements primarily through cash provided by operating activities, trade credit and bank loans.

Accounts receivable increased by $426,327 or 18% from $2,414,257 as of December 31, 2008 to $2,840,584 as of March 31, 2009, which is primarily contributed to an increase of approximately $328,267 due from local government for sewage treatment service rendered.

Short-term loan as of March 31 2009 was $1,463,507, whereas the amount as of December 31 2008 was $3,371,198. In the first quarter of 2009, the Company repaid loans in the amount of approximately $1,907,691(RMB 13,000,000).

As of March 31, 2009, the Company had cash and cash equivalents of $2,741,411, compared to $5,714,001 as of December 31, 2008, decreased by $2,972,590 or 52%. The decrease mainly due to: (1) Repayment of bank loans; (2) Payment for construction and procurement of equipments for Dongtai Water, Zhuorui, and Dongtai’s expansion project. (3) Investment in certificate of deposit.

As of March 31, 2009, the Company had working capital surplus of $709,437, compared to a deficit of $296,858 as of December 31, 2008.

Cash Flow

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(675,037)	$821,953
Net cash provided by (used in) investing activities	698,589	(1,118,074)
Net cash provided by (used in) financing activities	(2,958,925)	1,114,462

Net cash used in operating activities was $675,037 for the three months ended March 31, 2009, compared to net cash provided by operating activities in the amount of $821,953 for the same period in 2008, which is mainly caused by the sharp decrease in net income.

The Company invested approximately $0.6 million cash in certificate of deposit in the first quarter of 2009. The Company also received a loan payment of approximately $1,214,314 (RMB 8.4 million) from Dongtai Organic. Net cash provided by investing activities for the three months ended March 31, 2009 was $698,589.

Net cash used in financing activities for the three months ended March 31, 2009 was $2,958,925 compared to net cash provided by financing activities in the amount of $1,114,462 in the same period of 2008. The net change is attributable to a repayment of short term loans in the amount of approximately $1,907,691.Furthermore, the Company paid approximately $1 million for Dongtai Water and Zhuorui’s construction projects payable.

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

·Any obligation under certain guarantee contracts;

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

As of March 31, 2009, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ZHUORUI’S CURRENT CONDITION

As of March 31, 2009, the trial production is continuing. In total, 14 batches of waste catalyst have been put into production. The main products of the process are ammonium metavanadate and ammonium molybdate, with by-products consisting of cobalt and nickel slags. The recovery rate and quality of the main products have both met the predefined standards. Further optimization of the personnel configuration and the technical process are expected throughout trial production. It is expected that Zhuorui could enter the normal production phase of operations by the end of the second quarter of 2009, and the output of ammonium metavanadate and ammonium molybdate will be 40 tons/month and 15 tons/month, respectively. As of March 31, 2009, inventory consists of 5.7 tons of ammonium metavanadate. Ammonium molybdate, cobalt and nickel slags are combined in the semi-finished state.

As of March 31, 2009, Shanghai Pudong Development Bank Dalian Branch has completed its review process relating to Zhuorui’s credit application for RMB 20, 000,000 (US$3,131,851). The bank has approved Zhuorui’s application, and funding is expected to be available shortly.

The recent 5-year average prices of ammonium metavanadate, ammonium molybdate, and cobalt and nickel slag are RMB125,000/ton, 150,000/ton, and 15,000/ton respectively, while, in comparison, the market prices as of March 31, 2009 are RMB 85,000/ton, 90,000/ton, and 10,000/ton, almost the lowest level in recent years. The sharp decrease in the prices is primarily due to the effects of the global economic recession.

To resist the significant negative effect caused by the global crisis, and revitalize the economy, the Chinese Government carried out expansionary fiscal and monetary policies to increase domestic demand since last year. These actions have gradually taken effect. Moreover, the Government’s massive stimulus package includes Non-ferrous Metal Industry Promotion Planning as promulgated on February 25, 2009. Although the specifics of the Planning have not yet been promulgated, the industry began to revive due to the positive signal conveyed by the Government action.

In view of the pending financing to be made available to Zhuorui to satisfy its operational needs, and its optimistic outlook for the industry, Zhuorui elected to suspend purchases and inventory final products for sale as market conditions improve.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the "Exchange Act") that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  he design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30 2009, we issued 9,000 shares of our Common Stock under an agreement with a consultant to provide us with investor relations services.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On May 8 2009, the Board of Directors established an Audit Committee consisting of three directors, Mr. Henry Wong, Mr. Francis Leong and Mr. Wu Chunyou. Each member of the Audit Committee is “independent” within the meaning of Nasdaq Marketplace Rule 4200(a) (15). Mr. Wong has been appointed to serve as Chairman of the Committee. The Board of Directors also adopted an Audit Committee Charter to govern the activities of the Audit Committee. A copy of the Audit Committee Charter is filed as an exhibit to this Report.

Item 6.  Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	Charter of the Audit Committee of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

By:	/s/ Dong Jinqing
Dong Jinqing, Chief Executive Officer
Date: May 15, 2009

By:	/s/ Guo Xin
Guo Xin, Chief Financial Officer
Date: May 15, 2009