Form 10-Q
period 2009-06-30
China Industrial Waste Management Inc.
filed 2009-08-14
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,271,035 shares of common stock are issued and outstanding as of August 14, 2009.

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

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate of USD$1.00 = RMB 6.8225 as of December 31, 2008; and at the rate of USD$1.00 = RMB 6.8302 as of June 30, 2009 quoted by the Federal Reserve System. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place through the Federal Reserve System. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, its direct wholly-owned subsidiaries Favour Group Ltd. (“Favour”), along with its indirect wholly-owned subsidiary, Full Treasure Investments Ltd. (“Full Treasure”), and its indirect majority and wholly owned subsidiaries: Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dalian Dongtai”); Dongtai Water Recycling Co. Ltd. (“Dongtai Water”); Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”); Yingkou Dongtai Industrial Waste Treatment Co., Ltd.(“Yingkou Dongtai) and Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd.(“Dalian Lipp”). In March 2009 DonTech, a previous direct wholly-owned subsidiary of China Industrial Waste Management, Inc., merged with and into China Industrial Waste Management, Inc. and the 90% shares of Dalian Dongtai  held by DonTech was transferred to Full Treasure.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,950,100	$5,714,001
Notes receivable	357,822	-
Accounts receivable, net	2,761,994	2,414,257
Other receivables	207,979	105,329
Inventory	2,498,498	2,372,214
Advances to suppliers	746,297	550,931
Deferred expense	16,105	17,589
Total current assets	14,538,795	11,174,321

Investment	2,731,477	2,794,248
Property, plant and equipment, net	15,427,251	15,474,915
Construction in progress	6,329,944	5,738,271
Land usage right, net of accumulated amortization	1,790,195	1,817,427
Escrow account	-	750,000
Certificate of deposit	292,817	73,287
Other asset	418,187	363,343
Related party receivable	27,743	1,256,599
TOTAL ASSETS	$41,556,409	$39,442,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$784,666	$780,458
Short-term loan	6,734,795	3,371,198
Tax payable	58,556	215,240
Advance from customers	556,397	539,013
Deferred sales	963,531	972,143
Accrued expenses	11,203	361,111
Construction projects payable	3,026,140	4,742,164
Other payable	121,829	211,362
Related party payable	378,600	278,490
Total current liabilities	12,635,717	11,471,179

Asset retirement obligation	519,773	502,278
Government subsidy	980,141	1,028,257
TOTAL LIABILITIES	14,135,631	13,001,714

Minority interest in subsidiary	3,307,719	2,823,126

Stockholders' equity
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized;
15,271,035 and 15,262,035 shares issued and outstanding
at June 30, 2009 and December 31, 2008 respectively	15,271	15,262
Additional paid-in capital	5,660,341	5,644,750
Other comprehensive income	2,221,035	2,422,167
Retained earnings	16,216,412	15,535,392
Total stockholders' equity	24,113,059	23,617,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,556,409	$39,442,411

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service fees	$1,642,748	$1,954,513	$2,840,447	$3,774,065
Sales of cupric sulfate	347,400	671,747	438,530	1,380,590
Sales of recycled commodities	463,286	964,599	786,407	1,566,484
Operating revenue	2,453,434	3,590,859	4,065,384	6,721,139

Cost of service fees	370,713	315,881	840,876	686,916
Cost of cupric sulfate	154,187	238,577	242,164	525,103
Cost of recycled commodities	353,420	536,944	523,131	807,476
Costs of revenue	878,320	1,091,402	1,606,171	2,019,495

Gross profit	1,575,114	2,499,457	2,459,213	4,701,644

Operating expenses
Selling expenses	44,691	187,022	222,008	415,103
General and administrative expenses	894,786	563,930	1,341,507	917,776
Total operating expenses	939,477	750,952	1,563,515	1,332,879

Income from operations	635,637	1,748,505	895,698	3,368,765

Other income(expense)
Investment income (loss)	(18,640)	(1,413)	(59,589)	(10,452)
Interest income	(5,159)	(112)	(3,888)	6,186
Other income	47,410	574	47,457	6,454
Other expense	23,049	(1,659)	(40,511)	(1,661)
Total other income (expense)	46,660	(2,610)	(56,531)	527

Net income from continuing operations before minority interest and income tax	682,297	1,745,895	839,167	3,369,292

Income tax expense	60,257	227,216	105,287	334,446

Income from continuing operations	622,040	1,518,679	733,880	3,034,846

Minority interest	48,536	148,887	52,860	289,437

Net income	$573,504	$1,369,792	$681,020	$2,745,409

Foreign currency translation adjustment	(181,925)	155,554	(201,132)	745,508

Comprehensive income	$391,579	$1,525,346	$479,888	$3,490,917

Basic weighted average shares outstanding	15,268,068	13,234,434	15,265,085	13,234,434

Diluted weighted average shares outstanding	15,268,068	13,234,434	15,265,085	13,234,434

Basic and diluted net earnings per share	$0.04	$0.10	$0.05	$0.21

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$681,020	$2,745,409
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	52,860	1,219,099
Depreciation & Amortization	615,399	375,706
Bad debt allowance	-	6,701
Stock issued for services	15,600	117,100
Accretion expenses	18,055	39,722
Loss on equity investment	62,771	(111,440)
Government subsidy	(48,116)	402,916

Changes in operating assets and liabilities:
Accounts receivable	(347,737)	(1,495,466)
Note receivable	(357,822)	-
Inventory	(126,284)	(436,565)
Other receivables	(102,650)	(95,489)
Advance to suppliers	(195,366)	(1,007,316)
Accrued expense and deferred sales	(358,521)	109,736
Accounts payable	4,208	714,043
Tax payable	(156,684)	(39,446)
Others	(105,372)	-
Net cash provided by (used in) operating activities	(348,639)	2,544,710

Cash flows from investing activities
Purchase of property and equipment	(65,563)	(523,265)
Construction contracts	(830,143)	(3,156,825)
Purchase of software	(20,137)	-
Due from related party	1,228,856	(309,335)
Due to related party	100,110	(201,661)
Certificate of deposit	(219,530)	(491,861)
Net cash provided by (used in) investing activities	193,593	(4,682,947)

Cash flows from financing activities
Repayment of construction projects payable	(1,716,024)	-
Proceeds from loans	6,732,430	3,433,235
Repayment of short term loan	(3,366,215)	-
Net cash provided by financing activities	1,650,191	3,433,235

Cash released from escrow account	750,000	-
Effect of exchange rate on cash	(9,046)	629,020

Net increase in cash and cash equivalents	2,236,099	1,924,018

Cash and cash equivalents, beginning of period	5,714,001	3,260,307
Cash and cash equivalents, end of period	$7,950,100	$5,184,325

Supplemental cash flow information:
Cash paid during the year for:
Interest	$106,911	$89,107
Income taxes	$60,258	$-

Non-cash investing and financing activities:
Contributed anaerobic fermentation equipment	$(292,701)	$-
Transfer out of construction in progress	$288,536	$-
Transfer of construction in progress to property, plant and equipment	$(288,536)	$-
Change in reporting entity	$276,253	$-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

1. Nature of operations

The accompanying unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation (the “Company”) incorporated on November 12, 2003, its wholly owned subsidiary, Favour Group Ltd., a British Virgin Islands corporation (“Favour”), along with its indirectly wholly and majority owned subsidiaries:

• Full Treasure Investments Ltd. (“Full Treasure”)
• Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”)
• Dalian Dongtai Water Recycling Co., Ltd. (“Dongtai Water”)
• Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”)
• Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”)
• Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai”)

Dalian Dongtai was incorporated on January 9, 1991 in Dalian, PRC, and now is engaged in the collection, treatment, disposal, and recycling of industrial wastes, and sales of recycled products, principally in Dalian and surrounding areas in Liaoning Province, the People’s Republic of China (“PRC”). The Company provides waste disposal solutions to its more than 650 customers from facilities located in the Economic and Technological Development Zone, Dalian, China. In addition, the Company provides the following services to its clients:

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
June 30, 2009

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. This subsidiary is now in the stage of trial production.

Dalian Lipp is a PRC joint venture established on December 22, 2007. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp GmbH tank building technique which is dedicated to generating energy by organic waste anaerobic fermentation, industrial effluent treatment and municipal sewage plant.

Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai”), which operates in the Coastal Industrial Base (the “Base”) of Yingkou City, Liaoning Province, was founded on May 20th, 2009. On July 1, 2009, the State Council of the PRC issued Development Planning of Coastal Economic Belt in Liaoning Province (the “Planning”), which brought the development of the coastal cities of Liaoning Province into its national strategy. The Base is considered a significant factor in the Planning.

Yingkou Dongtai, which is 100% owned by Dalian Dongtai, is engaged in the recycling and disposal of industrial waste, the development and production of recycling products, the design and construction of environmental engineering, the treatment of environmental pollution, the manufacturing of environmental protection equipments, and the sales of chemical products (other than hazardous chemicals). Yingkou Dongtai intends to build and complete waste treatment facilities gradually, in line with the development of the Base. Currently, Yingkou Dongtai is building warehouses, and pursuing the business of collection, classification, and storage of industrial waste.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the parent entity, its directly wholly owned subsidiary, Favour, along with its indirectly wholly owned subsidiary, Full Treasure, its 90% indirectly owned subsidiary Dalian Dongtai, its 80% indirectly owned subsidiary Dongtai Water, its 70% indirectly owned subsidiary Zhuorui, its 75% indirectly owned subsidiary Dalian Lipp, and its 100% indirectly owned subsidiary Yingkou Dongtai. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Foreign currency translation

As of June 30, 2009 and 2008, the accounts of the Company were maintained, and the unaudited consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” with RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a non-current asset. As of June 30, 2009, restricted cash consists of time deposit of $292,817 (RMB2, 000,000) as detailed below:

Effective Date	Maturity	Depository Bank	Annual Interest Rate	Principal
05-25-2009	05-25-2010	Bank of Dalian	2.25%	$292,817
				$292,817

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

Concentration of credit risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $250,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. And by depositing its cash and cash equivalents among various financial institutions.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

As of June 30, 2009, construction in progress is comprised of two principal components; one is the costs incurred by Dalian Dongtai for the expansion project which is located in Dagu Hill, ETD Zone, Dalian.
The expansion project consists of an incineration system that includes an incinerator, its supporting facilities, and warehouses, work plants and office buildings, etc. The other component is production equipment of Zhuorui, which is still in testing phase, including plasma furnace, flue gas cleansing system, dust trapper, and trial production cost incurred during the second quarter of 2009.

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
June 30, 2009

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	June 30, 2009	December 31, 2008

Long-term Liability	$519,773	$502,278

Long-term investment

Long-term investment is recorded under the equity method. As of June 30, 2009, long-term investment is comprised of investment in Dalian Dongtai Organic Waste Treatment Co., Ltd. (“Dongtai Organic”).

Dongtai Organic, which is now in the stage of trial production, was organized to operate a municipal sludge treatment and disposal facility in Dalian, PRC. The Company currently owns 49% of Dongtai Organic.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of June 30, 2009 and December 31, 2008, respectively.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

As of June 30, 2009 and December 31, 2008, net land usage right was $1,790,195 and $1,817,427 respectively.

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

Non-controlling interest represents the minority owners’10% equity interest in Dalian Dongtai, 20% equity interest in Dongtai Water, 30% equity interest in Zhuorui and 25% equity interest in Dalian Lipp.

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

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of June 30, 2009 and December 31, 2008, deferred sales amounted to $ 963,531 and $ 972,143, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the period ended June 30, 2009 and 2008 were immaterial.

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
June 30, 2009

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

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dongtai is subject to EIT at 10% for the period ended June 30, 2009. Furthermore, the Law stipulates that enterprises that engage in municipal waste water treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water is entitled to a three-year EIT exemption treatment starting whenever it receives the first operation revenue, and another 50% off of the normal rate for the next three years.

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

Recent accounting pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

4. Accounts Receivable

Aging	June 30, 2009	December 31, 2008
1-3 months	$1,485,010	$1,505,796
4-6 months	411,004	437,667
7-12 months	425,689	469,264
1-2 years	442,330	1,909
More than 2 years	10,079	11,753
Total	$2,774,112	$2,426,389
Allowance for doubtful accounts	12,118	12,132
Net accounts receivable	$2,761,994	$2,414,257

5. Notes Receivable

As of June 30, 2009, the outstanding balance of notes receivable is comprised of four bank acceptance bills issued by Dalian Petrochemical Engineering Corporation. The balance of each note and maturity are as follows:

Maturity	Amount
July 9, 2009	$73,204
July 9, 2009	73,204
July 9, 2009	123,172
September 10, 2009	88,242
$357,822

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

6. Inventory

Inventory as of June 30, 2009 and December 31, 2008 consists of raw materials and recycled commodities as follows:

	June 30, 2009	December 31, 2008
Raw materials	$1,331,941	$1,130,109
Recycled commodities	1,166,557	1,242,105
	$2,498,498	$2,372,214

7. Property, plant and equipment
	June 30,2009	December 31,2008
Land and building	$10,027,751	$9,978,971
Machinery and equipment	7,361,417	6,898,868
Office equipment	549,529	542,174
Vehicles	928,680	911,540
	18,867,377	18,331,553
Less accumulated depreciation	(3,440,126)	(2,856,638)
Total property and equipment, net	15,427,251	15,474,915

Construction in progress	6,329,944	5,738,271
Total	$21,757,195	$21,213,186

Depreciation expenses amounted to $583,488 and $356,842 for the period ended June 30, 2009 and 2008, respectively.

8. Short-term loan

As of June 30, 2009, the short-term loan balance represents loans borrowed from Shanghai Pudong Development Bank, Dalian Branch. The following table identifies the material terms of loans:

Effective Date	Maturity	Type	Annual Interest Rate	Principal
04-27-2009	04-27-2010	Secured	5.841%	$3,806,623

05-18-2009	05-18-2010	Secured	5.841%	1,464,086

06-04-2009	06-04-2010	Secured	5.841%	1,464,086
				$6,734,795

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

9. Government subsidies

Government subsidies, with the amount of $980,141 as of June 30, 2009, represents subsidies that Zhuorui received from local government, as Zhuorui’s business falls into the industry classifications encouraged by the local government’s development strategy. The subsidy is to be used exclusively for facility construction and equipment procurement to fulfill its business operations. The subsidy is initially recorded as deferred revenue. Upon the completion and acceptance of the government subsidized project, subsidies are recognized over the useful lives of the related asset.

10. Shareholder’s equity

On April 30, 2009, the Company issued 9,000 shares of common stock under an agreement with a consultant to provide the Company with investor relations services. The fair market value of the stock is approximately $15,600.

11. Accumulated other comprehensive income

	June 30, 2009	December 31, 2008
Cumulative translation adjustment of foreign currency statements	$(201,132)	$1,268,439

12. Related parties

Related Parties	June 30, 2009
	Receivable	Payable
Dongtai Investment	$-	$378,600
Dongtai Organic	27,743	-
Total	$27,743	$378,600

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

15. Subsequent events

On July 23, 2009, Dalian Dongtai received a national subsidy from the PRC central government of RMB 10 million（approximately $1,464,129）to support the construction of a Centralized Hazardous Waste Treatment Facility (the “Expansion Project”) in Dalian, Liaoning Province.

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

In November 2005, a Delaware corporation known as China Industrial Waste Management, Inc. (“CIWM Delaware”) acquired 90% of the issued and outstanding capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”) from the shareholders of Dalian Dongtai in a reverse merger transaction in which the Dalian Dongtai shareholders became the owner of all of the issued and outstanding shares of CIWM Delaware. As a result of the reverse merger, Dalian Dongtai became a joint venture with foreign investment under the laws of the PRC, with a total registered and paid-in capital of $2.3 million. The exchange of shares with the Dalian Dongtai shareholders was accounted for as a reorganization between entities under common control with CIWM Delaware as the receiving entity, as prescribed by Appendix D of SFAS 141. The accounts of both entities were combined at their historical cost basis, resulting in no gain, loss, or goodwill. The combination was essentially a recapitalization of Dalian Dongtai.

On November 11, 2005, China Industrial Waste Management, Inc., a Nevada corporation (f/k/a Goldtech Mining Corporation) (“CIWM Nevada”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CIWM Delaware and the shareholders of CIWM Delaware. Pursuant to the Merger Agreement, which closed on November 11, 2005, CIWM Delaware was merged with and into CIWM Nevada’s wholly-owned Delaware subsidiary, DonTech Waste Services, Inc (“DonTech”). Pursuant to the Merger Agreement, after the merger, CIWM Delaware ceased to exist and DonTech was the surviving company (and the owner of 90% of the issued and outstanding capital stock of Dalian Dongtai). The merger of CIWM Delaware into DonTech was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIWM Delaware obtained control of CIWM Nevada (the Company) by virtue of the merger. Accordingly, the merger was recorded as a recapitalization of CIWM Delaware, with DonTech being treated as the continuing entity. CIWM Nevada (the Company) currently owns all of the issued and outstanding capital stock of DonTech, which in turn, owns 90% of the issued and outstanding capital stock of Dalian Dongtai.

In March 2009, DonTech was merged with and into the Company. Contemporaneously, (a) Favour Group Limited (“Favour Group”), a British Virgin Islands corporation, was formed as a wholly-owned subsidiary of the Company, (b) Full Treasure Investments Limited (“Full Treasure”), a Hong Kong corporation, was formed as a wholly-owned subsidiary of Favour Group and (c) the Company transferred all of its right, title and interest in and to the shares of Dalian Dongtai, to Full Treasure.

Dalian Dongtai is engaged in the collection, treatment, disposal and recycling of industrial wastes, principally in Dalian, and surrounding areas in Liaoning Province, China. Dalian Dongtai provides waste disposal solutions to its more than 650 customers, including large multinational corporations, from facilities located in the Economic and Technological Development Zone, Dalian, PRC. Dalian Dongtai treats disposes of and/or recycles many types of industrial wastes, and recycled waste products are sold to customers as raw materials to produce chemical and metallurgy products. In addition, Dalian Dongtai treats or disposes of industrial waste through incineration, burial or water treatment; as well as provides a range of environmental protection services to its clients. Dalian Dongtai generates revenues from waste collection and disposal services, as well as from sales of valuable products and recycled commodities.

In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dalian Dongtai’s capacity for waste treatment and disposal. Construction of the expansion project, which is one of the fifty-five hazardous waste treatment centers being subsidized by the PRC’s National Development and Reform Commission and one of two such centers in Liaoning Province, commenced at the end of July, 2008.

The following chart provides additional  information relating to the expansion project:

Capacity
Facility	Description	Existing	After expansion
Incinerator	Incineration System for Solid Waste	3,300 t/y	9,000 t/y

Hazardous Waste Landfill	Hazardous Waste Safe Landfill	13,000 t	40,000 t

Industrial Effluent Treatment System	Industrial Sewage Treatment	18,000 t/y	25,000 t/y

Organic Solvent Recycling System	Industrial Organic Solvent Product	1,000 t/y	3,000 t/y

Dongtai Water Recycling Co. Ltd. (“Dongtai Water”), a Build-Operate-Transfer (BOT) project established to process municipal sewage generated by Dalian City. Phase I, whose designed capacity is 30,000 tons per day, of the project has entered into commercial operation since June 21, 2008. Dalian Dongtai owns 80% of the equity of this project.

Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), which is 70% owned by Dalian Dongtai, engages in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. The designed production capacity is 5,000 tons/year. As of June 30, 2009, the project was in the stage of trial production.

Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”), is a Sino-German joint venture, and Dalian Dongtai owns 75% of the interest. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp GmbH tank building technique, and is dedicated to generating energy by organic waste anaerobic fermentation, and industrial effluent and municipal sewage treatment plant.

Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai”), which operates in the Coastal Industrial Base ( the “Base”) of Yingkou City, Liaoning Province, was founded on May 20th, 2009. On July 1, 2009, the State Council of the PRC issued Development Planning of Coastal Economic Belt in Liaoning Province (the “Planning”), which brought the development of the coastal cities of Liaoning Province into its national strategy. The Base is considered a significant factor in the Planning.

Yingkou Dongtai, which is 100% owned by Dalian Dongtai, is engaged in the recycling and disposal of industrial waste, the development and production of recycling products, the design and construction of environmental engineering, the treatment of environmental pollution, the manufacturing of environmental protection equipments, and the sales of chemical products (other than  hazardous chemicals). Yingkou Dongtai intends to build and complete waste treatment facilities gradually, in line with the development of the Base. Currently, Yingkou Dongtai is building warehouses, and pursuing the business of collection, classification, and storage of industrial waste.

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

Three Months and Six Months Ended June 30, 2009 Compared to the Three Months and Six Months Ended June 30, 2008.

We generate revenue primarily from three sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services, fees charged to Dalian Municipal Government for municipal sewage treatment service, proceeds received from the sales of recycled materials. At this time, we consider our collection and disposal operations and reclamation of reusable substances as our core business at current stage.

Revenues

The Company’s operating revenues for the three and six months ended June 30, 2009 were $2,453,434 and $4,065,384, compared with $3,590,859 and $6,721,139 for the three and six months ended June 30, 2008, respectively.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service fees	$1,642,748	$1,954,513	$2,840,447	$3,774,065
Sales of cupric sulfate	347,400	671,747	438,530	1,380,590
Sales of recycled commodities	463,286	964,599	786,407	1,566,484
Total	$2,453,434	$3,590,859	$4,065,384	$6,721,139

Due to the adverse impacts of the global economic crisis, the Company’s operating revenue dropped significantly in the first quarter of 2009, reflected by a sharp decrease in waste collection volume and declining  prices for recycled products. However, as more fully discussed below, as economic stimulus activities undertaken by many nations gradually took effect in the second quarter, particularly  China’s economic stimulus package of RMB 4 trillion (USD 586 billion) which has injected significant liquidity into the marketplace, the world’s economy has begun to see signs of  revival. As a result, the Company’s businesses have also experienced a recovery from the downturn seen in the first quarter.

1. Service fees

Service fees consist of two parts, waste treatment services provided by Dalian Dongtai, and municipal sewage treatment services provided by Dongtai Water.

Dalian Dongtai’s revenue from services decreased by $566,629 or 29% for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008. Revenue from services decreased by $1,508,482 or 40% for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

To cope with the adverse effects of  the economic crisis, Dalian Dongtai has devoted additional resources to develop new clients, and simultaneously made significant efforts to maintain stronger relationships with existing clients. In addition,, during the second quarter of 2009, Dalian Dongtai’s clients appear to be gradually experiencing a recovery from the economic crisis. We believe that some of them are approaching historic production levels, and in some cases, appear to be expanding their production capacity.

Since its commencement of operations in June 2008, Dongtai Water has been functioning stably. For the six months ended June 30, 2009, Dongtai Water generated aggregate revenues of approximately $574,864.

2. Sales of recycled products

Revenues from sales of recycled products decreased by $825,659 or 51% for the three months ended June 30, 2009 as compared to the three moths ended June 30, 2008. Revenue from sales of recycled products decreased by $1,722,136 or 58% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

The production output of recycled products decreased sharply in 2009 due to a significant decrease in waste collection volume. The economic crisis also caused a reduction in prices for recycled products, such as cupric sulfate, and aluminum products. However, as economic conditions improve, prices appear to be rising.

Cost of Revenues

The Company’s cost of revenues for the three and six months ended June 30, 2009 were $878,320 and $1,606,171, compared with $1,091,402 and $2,019,495 for the three and six months ended June 30, 2008, respectively.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of service fees	$370,713	$315,881	$840,876	$686,916
Cost of cupric sulfate	154,187	238,577	242,164	525,103
Cost of recycled commodities	353,420	536,944	523,131	807,476
Total	$878,320	$1,091,402	$1,606,171	$2,019,495

Cost of revenues decreased by $213,082 or 20% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of revenues decreased by $413,324 or 20% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Cost of service fees increased by $153,860, or 22% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, which mainly resulted from the costs incurred by Dongtai Water in the amount of $231,557. For the six months ended June 30, 2008, Dongtai Water had not yet commenced operations.

Net Income

Net income for the three months ended June 30, 2009 decreased by $796,288 or 58% to $573,504 from $1,369,792. Net income for the six months ended June 30, 2009 decreased by $2,064,389 or 75% to $681,020 from $2,745,409. The significant decline results primarily from the sharp decrease in operating revenues, however, we believe that  the improvement in net income for  the second quarter of 2009 signals a gradual recovery from the difficulties encountered during the first quarter.

Liquidity and Capital Resources

We have financed our operations and met capital expenditure requirements primarily through cash generated by operating activities, trade credit and bank loans.

Accounts receivable (including notes receivable) increased by $705,559 or 29% from $2,414,257 as of December 31, 2008 to $3,119,816 as of June 30, 2009. The increase is primarily attributable to the operations of Dalian Dongtai and Dongtai Water. Most of the receivables are aged less than one year (see Note 4 for an aging analysis). For notes receivable with a balance of $357,822 as of June 30, 2009, please see Note 5 for detailed information.

As of June 30, 2009, the Dalian Municipal Government has not yet paid Dongtai Water for the sewage treatment services in the amount of $254,827 rendered in the second quarter of 2009. Dongtai Water received the payment in early July 2009.

Short-term loan as of June 30, 2009 was $6,734,795 (RMB 46,000,000), whereas the amount as of December 31, 2008 was $3,371,198 (RMB 23,000,000). The Company repaid the outstanding bank loans as at December 31, 2008, and entered into two new loans from Shanghai Pudong Development Bank Dalian Branch, the proceeds of which are being used as working capital.

As of June 30, 2009, the Company had cash and cash equivalents of $7,950,100, compared to $5,714,001 as of December 31, 2008, an increase of $2,236,099 or 39%. The increase arises mainly because: (1) bank loans increased by $3,363,597 (RMB 23,000,000); (2) Dongtai Organic repaid loans from Dalian Dongtai in the amount of $1,228,856 (RMB 8,400,000); and (3) $750,000 of restricted cash being held in an escrow account was released.

As of June 30, 2009, the Company had working capital of $1,930,822, compared to $959,741 as of December 31, 2008, an increase of  $971,081 or 101%. The increase mainly results from payments incurred during the six months ended June 30, 2009 that are in connection with  construction projects in the amount of $1,716,024 and accrued employee bonus in the amount of $349,909.

Cash Flow

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$(348,639)	$2,544,710
Net cash provided by (used in) investing activities	193,593	(4,682,947)
Net cash provided by financing activities	$1,650,191	$3,433,235

Net cash used in operating activities was $348,639 for the six months ended June 30, 2009, compared to net cash provided of $2,544,710 for the same period in 2008, a decrease of $2,893,349 or 114%. The sharp decrease was mainly attributable to the decrease in operating revenue.

Net cash provided by investing activities for the six months ended June 30, 2009 was $193,593 compared to a deficit of $4,682,947 for the same period of 2008. Dongtai Water’s construction was completed in 2008, and most of Zhuorui’s construction was completed in 2008. Most of cash used in investing activities in 2009 was incurred in connection with  Dalian Dongtai’s expansion project and Zhuorui’s trial production. In addition, Dongtai Organic repaid a loan from Dalian Dongtai in the amount of RMB 8,400,000 (approximately $1,228,856).

Net cash provided by financing activities for the six months ended June 30, 2009 was $1,650,191, compared to $3,433,235 for the same period of 2008. The Company borrowed additional funds to finance working capital in amounts exceeding that  of the same period in 2008. However, the Company also repaid short term loan in the amount of $3,366,215 and construction projects payable in the amount of $1,716,024 during the period.

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

OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

➢	Any obligation under certain guarantee contracts;

➢	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

➢
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

➢
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of June 30, 2009, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30 2009, the Board of Directors established an Nominating, Governance, and Compensation Committee consisting of three directors, Mr. Francis Leong, Mr. Henry Wong and Mr. Zhang Long. Each member of the Audit Committee is “independent” within the meaning of Nasdaq Marketplace Rule 4200(a) (15). Mr. Francis has been appointed to serve as Chairman of the Committee. The Board of Directors also adopted a Nominating, Governance, and Compensation Committee Charter to govern the activities of the Nominating, Governance, and Compensation Committee. A copy of the Nominating, Governance, and Compensation Committee Charter is filed as an exhibit to this Report.

Item 6.	Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	Charter of the Nominating, Governance and Compensation Committee of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

By:	/s/ Dong Jinqing
Dong Jinqing, Chief Executive Officer
Date: August 14, 2009

By:	/s/ Guo Xin
Guo Xin, Chief Financial Officer
Date: August 14, 2009