Form 10-Q
period 2009-09-30
China Industrial Waste Management Inc.
filed 2009-11-12
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,274,035 shares of common stock are issued and outstanding as of November 12, 2009.

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

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate of USD$1.00 = RMB 6.8225 as of December 31, 2008; and at the rate of USD$1.00 = RMB 6.8262 as of September 30, 2009 quoted by the U.S. Federal Reserve System. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place through the U.S. Federal Reserve System. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, its direct wholly-owned subsidiary Favour Group Ltd. (“Favour”), along with its indirect wholly-owned subsidiary, Full Treasure Investments Ltd. (“Full Treasure”), and its indirect majority and wholly owned subsidiaries: Dalian Dongtai Industrial Waste Treatment Co. Ltd. (“Dalian Dongtai”); Dalian Dongtai Water Recycling Co. Ltd. (“Dongtai Water”); Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”); Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai) and Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd.(“Dalian Lipp”). In March 2009 DonTech, a previous direct wholly-owned subsidiary of China Industrial Waste Management, Inc., merged with and into China Industrial Waste Management, Inc. and the shares of Dalian Dongtai  held by DonTech, evidencing 90% of the outstanding capital stock of Dalian Dongtai, were transferred to Full Treasure.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$8,730,483	$5,714,001
Notes receivable	14,649	-
Accounts receivable, net	3,229,123	2,414,257
Other receivables	299,780	105,329
Inventory	2,290,197	2,372,214
Advance to suppliers	997,714	550,931
Deposit for business acquisition	1,464,944	-
Prepaid expense	15,382	17,589
Total current assets	17,042,272	11,174,321

Long-term equity investment	2,790,874	2,794,248
Property, plant and equipment, net	15,237,679	15,474,915
Construction in progress	7,004,555	5,738,271
Land usage right, net of accumulated amortization	1,779,482	1,817,427
Escrow account	-	750,000
Certificate of deposit	1,757,933	73,287
Other asset	445,456	363,343
Related party receivable	57,058	1,256,599
TOTAL ASSETS	$46,115,309	$39,442,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$698,873	$780,458
Short-term loan	6,738,742	3,371,198
Tax payable	178,397	215,240
Advance from customers	546,441	539,013
Deferred sales	925,000	972,143
Accrued expenses	8,202	361,111
Construction projects payable	1,678,542	4,742,164
Other payable	111,445	211,362
Long-term loan-current portion	457,796	-
Related party payable	380,885	278,490
Total current liabilities	11,724,323	11,471,179

Long-term loan	3,204,564	-
Asset retirement obligation	529,114	502,278
Government subsidy	2,445,659	1,028,257
TOTAL LIABILITIES	17,903,660	13,001,714

Minority interest in subsidiary	3,353,895	2,823,126

Stockholders' equity
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 15,274,035 and 15,262,035 shares issued and outstanding as of Septermber 30, 2009 and December 31, 2008 respectively	15,274	15,262
Additional paid-in capital	5,679,398	5,644,750
Other comprehensive income	2,274,707	2,422,167
Retained earnings	16,888,375	15,535,392
Total stockholders' equity	24,857,754	23,617,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,115,309	$39,442,411

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service fees	$2,039,002	1,656,080	$4,879,448	$5,430,145
Sales of cupric sulfate	440,816	423,891	879,347	1,804,481
Sales of recycled commodities	641,011	1,115,150	1,427,418	2,671,634
Operating revenue	3,120,829	3,195,121	7,186,213	9,906,260

Cost of service fees	541,971	478,550	1,452,911	1,165,466
Cost of cupric sulfate	168,717	212,132	410,881	737,235
Cost of recycled commodities	511,382	639,923	1,034,513	1,447,399
Costs of revenue	1,222,070	1,330,605	2,898,305	3,350,100

Gross profit	1,898,759	1,864,516	4,287,908	6,556,160

Operating expenses
Selling expenses	274,692	233,783	641,066	648,886
General and administrative expenses	691,709	439,021	1,818,789	1,356,797
Total operating expenses	966,401	672,804	2,459,855	2,005,683

Income from operations	932,358	1,191,712	1,828,053	4,550,477

Other income(expense)
Investment income (loss)	(30,093)	(5,494)	(89,681)	(15,946)
Interest income	9,319	11,441	5,431	17,627
Other income	14,389	1,934	61,846	8,388
Other expense	(99,361)	(168,349)	(139,872)	(170,010)
Total other income (expense)	(105,746)	(160,468)	(162,276)	(159,941)

Net income from continuing operations before minority interest and income tax	826,612	1,031,244	1,665,777	4,390,536

Income tax expense	110,463	103,499	215,750	437,945

Income from continuing operations	716,149	927,745	1,450,027	3,952,591

Minority interest	44,184	95,033	97,044	384,470

Net income	$671,965	$832,712	$1,352,983	$3,568,121

Foreign currency translation adjustment	53,672	202,900	(147,460)	948,408

Comprehensive income	$725,637	$1,035,612	$1,205,523	$4,516,529

Basic weighted average shares outstanding	15,271,948	13,902,510	15,267,387	13,392,040

Diluted weighted average shares outstanding	15,271,948	13,902,510	15,267,387	13,392,040

Basic and diluted net earnings per share	$0.04	$0.06	$0.09	$0.27

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,352,983	$3,568,121
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	97,044	547,178
Depreciation	935,665	491,426
Amortization	51,310	28,296
Bad debt allowance	-	7,782
Stock and options issued for services	34,660	117,100
Accretion expenses	27,086	59,533
Investment loss (income)	89,681	(156,393)
Government subsidy recognized as income	(46,944)	-

Changes in operating assets and liabilities:
Notes receivable	(14,637)	-
Accounts receivable	(815,494)	(1,780,297)
Inventory	80,664	(534,458)
Other receivables	(179,182)	(145,967)
Advance to suppliers	(446,709)	120,626
Prepaid expense	2,196	-
Other asset	(87,621)	(298,283)
Escrow account	-	(750,000)
Accrued expense and deferred sales	(398,997)	(7,701)
Accounts payable	(125,006)	680,002
Other payable	(99,899)	-
Advance from customers	7,714	-
Tax payable	(36,645)	31,433
Net cash provided by operating activities	427,869	1,978,398

Cash flows from investing activiies
Deposit for business acquisition	(1,463,722)	-
Long-term equity investment	(87,823)	-
Purchase of property and equipment	(238,158)	(530,282)
Construction contracts	(1,433,045)	(5,381,376)
Purchase of intangible assets	(23,830)	-
Repayment from related party	1,197,860	-
Due from related party	-	(589,738)
Due to related party	-	(242,284)
Certificate of deposit	(1,683,280)	-
Net cash used in investing activities	(3,731,998)	(6,743,680)

Cash flows from financing activities
Repayment of construct project payable	(3,014,586)	-
Proceeds from short-term loans	6,733,120	3,433,235
Repayment of short-term loans	(3,366,560)	(1,447,069)
Proceeds from long-term loan	3,659,304	-
Proceeds from related party loan	102,461	-
Cash released from escrow account	750,000
Subsidy received from government	1,463,722	405,410
Procceds from issuance of common stock	-	3,277,903
Stock subscription	-	220,000
Net cash provided by financing activities	6,327,461	5,889,479

Effect of exchange rate on cash	(6,850)	948,430

Net increase in cash and cash equivalents	3,016,482	2,072,627

Cash and cash equivalents, beginning of period	5,714,001	3,260,307
Cash and cash equivalents, end of period	$8,730,483	$5,332,934

Supplemental cash flow information:
Cash paid during the year for:
Interest	$245,523	$163,140
Income taxes	$329,537	$337,971
Non-cash investing and financing activities:
Common stock issuance cost	$-	$113,000
Contributed anaerobic fermentation equipment	$(292,744)	$-
Transfer out of construction in progress	$166,761	$-
Transfer of construction in progress to property, plant and equipment	$(166,761)	$-
Change in reporting entity	$276,418	$-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

1. Nature of operations

The accompanying unaudited consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation (the “Company”) incorporated on November 12, 2003, its wholly owned subsidiary, Favour Group Ltd., a British Virgin Islands corporation (“Favour”), along with its indirect wholly and majority owned subsidiaries:

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
• Dalian Dongtai Water Recycling Co., Ltd. (“Dongtai Water”)
• Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”)
• Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”)
• Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai”)

Dalian Dongtai was incorporated on January 9, 1991 in Dalian City, Liaoning Province, the People’s Republic of China (“PRC”), and now is engaged in the collection, treatment, disposal, and recycling of industrial wastes, and sales of recycled products, principally in Dalian and surrounding areas in Liaoning Province. The Company provides waste disposal solutions to its more than 650 customers from facilities located in Dalian Development Area. In addition, the Company provides the following services to its clients:

• Environmental protection services
• Technology consultation
• Pollution treatment services
• Waste management design processing services
• Waste disposal solutions
• Waste transportation services
• Onsite waste management services
• Environmental pollution remediation services.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Dongtai Water, which was incorporated in July 2006, is a build-operate-transfer (“BOT”) project established to process municipal waste water generated by Dalian City. Phase I of Dongtai Water, whose designed production capacity is 30,000 tons per day, commenced normal production in June 2008.

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts that generated during oil refinery process, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. This subsidiary is now in the trial production stage.

Dalian Lipp is a Sino-German joint venture established on December 22, 2007. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp GmbH tank building technique which is dedicated to generating energy by organic waste anaerobic fermentation, industrial effluent treatment and municipal sewage plant.

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

Yingkou Dongtai, which is 100% owned by Dalian Dongtai, is engaged in the recycling and disposal of industrial waste, the development and production of recycling products, the design and construction of environmental engineering, the treatment of environmental pollution, the manufacturing of environmental protection equipments, and the sales of chemical products (other than hazardous chemicals). Yingkou Dongtai intends to build and complete waste treatment facilities gradually, in line with the development of the Base. Currently, Yingkou Dongtai is building warehouses and pursuing the business of collection, classification, and storage of industrial waste.

2. Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the parent entity, its direct wholly owned subsidiary, Favour, along with its indirect wholly owned subsidiary, Full Treasure, its 90% indirect owned subsidiary Dalian Dongtai, its 80% indirect owned subsidiary Dongtai Water, its 70% indirect owned subsidiary Zhuorui, its 75% indirect owned subsidiary Dalian Lipp, and its 100% indirect owned subsidiary Yingkou Dongtai. All material inter-company accounts and transactions have been eliminated in the consolidation.

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
September 30, 2009

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

Foreign currency translation

As of September 30, 2009 and 2008, the accounts of the Company were maintained, and the unaudited consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Matters with RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220 Comprehensive Income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with ASC Topic 210-10-45-4 Classification of Current Assets, cash which is restricted as to withdrawal is considered a non-current asset. As of September 30, 2009, restricted cash consists of time deposit of $1,757,933 (RMB12, 000,000) as detailed below:
Effective Date	Maturity	Depository Bank	Annual Interest Rate	Principal
05-25-2009	05-25-2010	Bank of Dalian	2.25%	$292,989
08-19-2009	02-19-2010	Gudong Development Bank	1.98%	585,978
08-20-2009	02-20-2010	Shanghai Pudong Development Bank	1.98%	732,472
08-20-2009	02-20-2010	Dalian Rural Credit Cooperative Union Bank	1.98%	146,494
				$1,757,933

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Concentration of credit risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $250,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions, and where practicable, by depositing its cash and cash equivalents among various financial institutions.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its material or equipment. The advances to suppliers are interest free and unsecured.

Inventory

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis for raw materials and auxiliary materials, and weighted average basis for other categories, or market. Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower.

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

Useful Life
Buildings	20 Years
Machinery	10 Years
Vehicles	4 Years
Office equipment	5 Years

Construction in progress consists of construction expenditure, equipment procurement, capitalized interest expense, relevant miscellaneous expenditures, and other costs.

As of September 30, 2009, construction in progress is comprised of two principal components; one is the costs incurred by Dalian Dongtai for the expansion project which is located in Dagu Hill, Dalian Development Area. The expansion project consists of an incineration system that includes an incinerator, its supporting facilities, and warehouses, work plants and office buildings, etc. The other component is production equipment of Zhuorui, which is still in testing phase, including the plasma furnace, flue gas cleansing system, dust trapper, and trial production cost incurred during the third quarter of 2009.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Landfills

Various costs that we incur to make a landfill ready to accept waste are capitalized. These costs generally include expenditures for land, permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with ASC Topic 410 Asset Retirement and Environmental Obligations. Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as accretion expense, which is included our Consolidated Statements of Operations.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	September 30, 2009	December 31, 2008
Long-term liability	$529,114	$502,278

Long-term equity investment

As of September 30, 2009, long-term investment is comprised of investment in Dalian Dongtai Organic Waste Treatment Co., Ltd. (“Dongtai Organic”) and Xiangtan Luyi Dongtai Industrial Waste Treatment Co., Ltd. (“Xiangtan Dongtai”).
September 30, 2009
Dongtai Organic	$2,702,977
Xiangtan Dongtai	87,897
$2,790,874

Long-term investment in Dalian Dongtai Organic Waste Treatment Co., Ltd. (“Dongtai Organic”) is recorded under the equity method. Dongtai Organic was organized to operate a municipal sludge treatment and disposal facility in Dalian, PRC. The Company currently owns 49% of Dongtai Organic.

Xiangtan Dongtai, which is located in Xiangtan City, Hunan Province, PRC, was established on August 5, 2009. Dalian Dongtai owns a 15% interests in Xiangtan Dongtai, which mainly engages in treatment and disposal of industrial waste, development and sales of recycled products. The registered capital is RMB8, 000,000 (approximately $1,171,955), and the paid-in capital is RMB4 million (approximately $585,978). The Company applies cost method to account for its investment in Xiangtan Dongtai.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Impairment of long-lived assets

In accordance with ASC Topic 360 “Accounting for the Impairment or Disposal of Long Lived Assets” , property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2009 and December 31, 2008, respectively.

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

As of September 30, 2009 and December 31, 2008, net land usage rights were $1,779,482 and $1,817,427, respectively. The following table identifies the material terms of the land use rights:

Effective Date	Expiration Date	Area (Square Meter)	Address
01-01-2003	01-01-2053	8,433	No.1, Huaihe West Road, Dalian Development Zone
01-01-2003	01-01-2053	6,784	No. 100, Tieshan West Road, Dalian Development Zone
04-14-2003	04-13-2053	1,841	No.1-1, Huaihe West Third Road, Dalian Development Zone
07-28-2003	07-27-2053	61,535	No. 85, Dagu Hill, Dalian Development Zone
06-06-2007	06-06-2057	56,397	Huayuankou Industrial Zone, Dalian

All above land use rights has been pledged as collaterals for the short-term loans borrowed from Shanghai Pudong Development Bank (“SPD Bank”).

Non-controlling interest in consolidated financial statements

The Company establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary in accordance with ASC Topic 805 Business Combinations. Non-controlling interest represents the minority owners’10% equity interest in Dalian Dongtai, 20% equity interest in Dongtai Water, 30% equity interest in Zhuorui and 25% equity interest in Dalian Lipp.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Revenues are generated from the fees charged for waste collection, transfer, treatment, disposal and recycling services and the sale of recycled commodities. The fees charged for services are generally defined in service agreements and vary based on contract specific terms such as frequency of service, weight, volume and the general market factors influencing industry’s rates. Revenue is generally recognized as services are rendered or products are delivered.
Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of September 30, 2009 and December 31, 2008, deferred sales amounted to $925,000 and $972,143, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the period ended September 30, 2009 and 2008 were immaterial.

Stock-based compensation

The Company follows the guideline under ASC Topic 718 Compensation-Stock Compensation for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method.

Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Local PRC income tax

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dalian Dongtai is subject to EIT at 10% for the period ended September 30, 2009. Furthermore, the Law stipulates that enterprises that engage in municipal waste water treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water is entitled to a three-year EIT exemption treatment starting whenever it receives the first operation revenue, and another 50% off of the normal rate for the next three years. For the period ended September 30, 2009, Dongtai Water has enjoyed the EIT exemption preference.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Statement of cash flows

In accordance with ASC Topic 230 Statement of Cash Flows, cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and diluted net earnings per share

Earnings per share is calculated in accordance with ASC Topic 260 Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation.

Recent accounting pronouncements

In the third quarter of 2009, The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed nonauthoritative. The adoption of this pronouncement did not have a material impact on our consolidated financial statements; however, the ASC affected the way we reference authoritative guidance in our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

4. Accounts receivable

As of September 30, 2009, the balance of accounts receivable was $3,229,123. The following table shows the aging composition of the balance:

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Aging	September 30, 2009	December 31, 2008
1-3 months	$1,599,698	$1,505,796
4-6 months	576,734	437,667
7-12 months	580,443	469,264
1-2 years	482,032	1,909
Over 2 years	2,341	11,753
Total	$3,241,248	$2,426,389
Allowance for doubtful accounts	(12,125)	(12,132)
Accounts receivable, net	$3,229,123	$2,414,257

5. Inventory

Inventory as of September 30, 2009 and December 31, 2008 consists of raw materials and recycled commodities as follows:
	September 30, 2009	December 31, 2008
Raw materials	$1,167,034	$1,130,109
Recycled commodities	1,123,163	1,242,105
	$2,290,197	$2,372,214

6. Deposit for business acquisition
September 30, 2009
Hunan Luyi Industrial Development Co., Ltd.	$1,037,180
Ms. Song Wenling	427,764
$1,464,944

On September 18, 2009, Dalian Dongtai entered into a material definitive agreement to purchase a sixty-five percent (65%) equity interest in Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. (“Hunan Hanyang”) from Hunan Luyi Industrial Development Co., Ltd. (“Hunan Luyi”) and Ms. Song Wenling (“Ms.Song”), the holders of 81% and 19% shares of Hunan Hanyang, respectively.

Under the terms of the agreement, Dalian Dongtai will purchase 46% and 19% of the equity interest in Hunan Hanyang from Hunan Luyi and Ms. Song, respectively, for a total purchase price of RMB15,000,000 (approximately $2,197,415)  Following the signing of the agreement, Dalian Dongtai advanced RMB10,000,000 (approximately $1,464,944) to serve as a deposit for the anticipated purchase price in the acquisition. The remaining balance of the consideration will be due upon satisfaction of all conditions of the agreement, and subject to completion of registration process.

As of September 30, 2009, legal and registration procedures required for the transfer of the equity were submitted to the local governmental authorities for approval.

7. Property, plant and equipment

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

	September 30, 2009	December 31, 2008
Land and building	$10,033,628	$9,978,971
Machinery and equipment	7,366,583	6,898,868
Office equipment	554,961	542,174
Vehicles	1,074,044	911,540
	19,029,216	18,331,553
Less accumulated depreciation	(3,791,537)	(2,856,638)
Total property and equipment, net	15,237,679	15,474,915

Construction in progress	7,004,555	5,738,271
Total	$22,242,234	$21,213,186

Depreciation expenses amounted to $934,899 and $491,426 for the period ended September 30, 2009 and 2008, respectively.

8. Other assets

Other assets in the amount of $445,456 is primarily contributed to value added tax (“VAT”) credit., VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

9. Short-term loan

As of September 30, 2009, the short-term loan balance represents loans, aggregately RMB46,000,000 (approximately $6,738,742), which are borrowed from SPD Bank. The following table identifies the material terms of loans:
Effective Date	Maturity	Type	Interest Rate	Principal
04-27-2009	04-27-2010	Secured	5.841%	$3,808,854
05-18-2009	05-18-2010	Secured	5.841%	1,464,944
06-04-2009	06-04-2010	Secured	5.841%	1,464,944
				$6,738,742

10. Long-term loan

As of September 30, 2009, the long-term loan balance represents a loan borrowed from China Merchants Bank. The following table identifies the material terms of the loan:
Effective Date	Maturity	Type	Principal
08-20-2009	08-20-2017	Secured	$3,662,360

The loan is exclusively used for Dongtai Water’s Phase I construction. The manufacturing machinery and the BOT franchise right of Dongtai Water is pledged as collateral. Dalian Dongtai and Dalian Lida Environmental Engineering Co., Ltd, who hold 80% and 20% interest in Dongtai Water respectively, acted as guarantor for the loan. The interest rate is determined based on the monthly rate of loans above 5 years set by the People’s Bank of China at closing date plus 5% and is adjustable every 6 months. The following table shows the installments schedule:

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Year	Amount
2009	$114,449
2010	457,796
2011	457,796
2012	457,796
2013	457,796
2014	457,796
2015	457,796
2016	457,796
2017	343,339
Total	$3,662,360

As of September 30, 2009, the installments amounting to $457,796 will be due within one year, and are classified in current liabilities.

11. Government subsidy

As of September 30, 2009, the government subsidy consists of the followings:

September 30, 2009
Dalian Dongtai	$1,464,944
Zhuorui	980,715
$2,445,659

On July 23, 2009, Dalian Dongtai received a subsidy from the central government of PRC of RMB10, 000,000 (approximately $1,464,944) to support the construction of the "Dalian Centralized Hazardous Waste Treatment Expansion Project" (the "Expansion Project") in Dalian Development Area.

In 2007, Zhuorui received RMB3,000,000 (approximately $439,483) and RMB4,036,000 (approximately $591,251), or an aggregate of RMB7, 036,000 (approximately $1,030,734), from the central government of the PRC, and the government of Dalian City, respectively. RMB6, 000,000 (approximately $878,966) of the total subsidy is to be used to purchase production machinery or pay construction expenditures, and the other RMB1,036,000 (approximately $151,768) consists of the purchase price for the acquisition of land use right.

The subsidies are initially recorded as deferred income. Upon the completion and acceptance of the government subsidized projects, subsidies are recognized over the useful lives of the related assets.

12. Shareholder’s equity

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

On March 20, 2009, the Company issued options to purchase 20,000 shares of our common stock to a member of the Board of Directors as compensation for services with a strike price of $2 per share. The fair market value of the issued options was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC Topic 718 Compensation-Stock Compensation using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.23%; volatility of 124% and an expected term of 3 years. The Company recognized an option issuance cost of $14,380.

On April 22, 2009, the Company issued 9,000 shares of common stock under an agreement with a consultant to provide the Company with investor relations services. The fair market value of the stock was approximately $15,600.

On September 2, 2009, the Company issued 3,000 shares of common stock under an agreement with a consultant to provide the Company with investor relations services. The fair market value of the stock was approximately $4,680.

13. Accumulated other comprehensive income

	September 30, 2009	December 31, 2008
Cumulative translation adjustment of foreign currency statements	$(147,460)	$1,268,439

14. Related parties

Related Parties	September 30, 2009
	Receivable	Payable
Dalian Dongtai Investment Co., Ltd.	$27,759	$-
Dalian Lida Environmental Engineering Co., Ltd.	29,299	-
Dongtai Organic	-	380,885
Total	$57,058	$380,885

15. Statutory common welfare fund

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

16. Current vulnerability due to certain concentrations

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

The Company’s operations are carried out in PRC, accordingly the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittance abroad, and rates and methods of taxation, among other things.

17. Subsequent events

On October 10, 2009, Dalian Dongtai consummated the acquisition of a 65% equity interest in Hunan Hanyang.

On October 27, 2009, Dalian Dongtai paid the remaining consideration for the equity interest in Hunan Hanyang of RMB3, 540,000 (approximately $518,590) and RMB1, 460,000 (approximately $213,882) to Hunan Luyi and Ms. Song respectively.

In November of 2009, Dalian Dongtai, together with the Enterprise Confederation of Dalian Development Area and Dalian Zhongbao Business Consultation Co., Ltd., was committed to incorporate Sino-Norway Energy Efficiency Dalian Center Co., Ltd. (“Sino-Norway EEC”) in the Dalian Development Area. Sino-Norway EEC is sponsored under the Energy Efficiency Planning Program initiated by Chinese and Norwegian governments, and will be engaged in energy efficiency audit and consultation. Dalian Dongtai will own a 60% equity interest in the new company.

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

In November 2005, a Delaware corporation known as China Industrial Waste Management, Inc. (“CIWM Delaware”) acquired 90% of the issued and outstanding capital stock of Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”) from the shareholders of Dalian Dongtai in a reverse merger transaction in which the Dalian Dongtai shareholders became the owner of all of the issued and outstanding shares of CIWM Delaware. As a result of the reverse merger, Dalian Dongtai became a joint venture with foreign investment under the laws of the PRC, with a total registered and paid-in capital of $2.3 million. The exchange of shares with the Dalian Dongtai shareholders was accounted for as a reorganization between entities under common control with CIWM Delaware as the receiving entity, as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations. The accounts of both entities were combined at their historical cost basis, resulting in no gain, loss, or goodwill. The combination was essentially a recapitalization of Dalian Dongtai.

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

Dalian Dongtai is engaged in the collection, treatment, disposal and recycling of industrial wastes, principally in Dalian, and surrounding areas in Liaoning Province, China. Dalian Dongtai provides waste disposal solutions to its more than 650 customers, including large multinational corporations, from facilities located in Dalian Development Zone. Dalian Dongtai treats disposes of and/or recycles many types of industrial wastes, and recycled waste products are sold to customers as raw materials to produce chemical and metallurgical products. In addition, Dalian Dongtai treats or disposes of industrial waste through incineration, burial or water treatment; as well as provides a range of environmental protection services to its clients. Dalian Dongtai generates revenues from waste collection and disposal services, as well as from sales of valuable products and recycled commodities.

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

Dongtai Water Recycling Co. Ltd. (“Dongtai Water”), a Build-Operate-Transfer (BOT) project established to process municipal sewage generated by Dalian City. Phase I of the project, whose designed capacity is 30,000 tons per day, commenced commercial operations on June 21, 2008. Dalian Dongtai owns 80% of the equity of this project.

Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”), which is 70% owned by Dalian Dongtai, engages in plasma arc melting, separation and purification of waste catalysts, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. The designed production capacity is 5,000 tons/year. As of September 30, 2009, the project was in the trial production stage.

Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”) is a Sino-German joint venture, 75% of which is owned by Dalian Dongtai. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp GmbH tank building technique, and is dedicated to generating energy by organic waste anaerobic fermentation, and industrial effluent and municipal sewage treatment plant.

Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai”), which operates in the Coastal Industrial Base (the “Base”) of Yingkou City, Liaoning Province, was founded on May 20th, 2009. On July 1, 2009, the State Council of China issued the Development Planning of Coastal Economic Belt in Liaoning Province (the “Planning”), which brought the development of the coastal cities of Liaoning Province into its national strategy. The Base is considered a significant factor in the Planning.

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

Three Months and Nine Months Ended September 30, 2009 Compared to the Three Months and Nine Months Ended September 30, 2008.

We generate revenue primarily from three sources, namely, fees charged to customers for waste collection, transfer, recycling and disposal services, fees charged to Dalian Municipal Government for municipal sewage treatment service, and proceeds received from sales of recycled materials. At this time, we consider our collection and disposal operations and reclamation of reusable substances as our core business at current stage.

Revenues

The Company’s operating revenues for the three and nine months ended September 30, 2009 were $3,120,829 and $7,186,213, compared with $3,195,121 and $9,906,260 for the three and nine months ended September 30, 2008, respectively.

	Three Months ended September 30		Nine Months ended September 30,
	2009	2008	2009	2008
Service fees	$2,039,002	$1,656,080	$4,879,448	$5,430,145
Sales of cupric sulfate	440,816	423,891	879,347	1,804,481
Sales of recycled commodities	641,011	1,115,150	1,427,418	2,671,634
Total	$3,120,829	$3,195,121	$7,186,213	$9,906,260

Due to the adverse impacts of the global economic crisis, the Company’s operating revenue dropped significantly in the first quarter of 2009, reflected by a sharp decrease in waste collection volume and declining prices for recycled products. However, with the collaborative efforts of many nations, various sectors of industries appear to be reviving gradually. As a result, the Company’s results for the third quarter period ended September 30, 2009 indicated strong signals of recovery from the downturn experienced in the first quarter of 2009.

1. Service fees

Service fees consist of two components, waste treatment services provided by Dalian Dongtai, and municipal sewage treatment services provided by Dongtai Water.

Dalian Dongtai’s revenue from services increased by $127,652 or 7.7% for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. Revenue from services decreased by $1,389,046 or 25.6% for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

At the beginning of 2009, the export business of China was significantly and adversely affected by the global economic recession. Most of the Company’s customers, which are located in Dalian Development Area, pursue export-oriented manufacturing businesses. The recession has affected them so profoundly that many were forced to cease operations or curtail production and reduced their workforce. As a result, the volume of waste collection sharply decreased in the first quarter.

To cope with the adverse effects of the economic crisis, Dalian Dongtai has devoted additional resources to develop new clients, and simultaneously made significant efforts to maintain stronger relationships with existing clients. In addition, since the second quarter of 2009, Dalian Dongtai’s clients appear to be gradually experiencing a recovery from the economic crisis.

In the third quarter, most of Dalian Dongtai’s customers approached  production levels consistent with the same period in 2008, and some of them experienced increased  production capacity. As a result, Dalian Dongtai’s service revenue for the quarter ended September 30, 2009 exceeds that of the same period in 2008.

Since its commencement of operations in June 2008, Dongtai Water has been functioning very stably. For the nine months ended September 30, 2009, Dongtai Water generated aggregate revenues of approximately $838,349 from the treatment of municipal sewage.

2. Sales of recycled products

Revenues from sales of recycled products decreased by $457,214 or 29.7% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Revenue from sales of recycled products decreased by $2,169,350 or 48.5% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

The production output of recycled products decreased sharply for the period ended September 30, 2009 due to a significant decrease in waste collection volume. The economic crisis also caused a reduction in prices for recycled products, such as cupric sulfate, and aluminum products. Although as economic conditions improve, prices for metals or other raw materials appear to be rising, the prices for the recycled products of Dalian Dongtai have not yet reached levels comparable to those of the corresponding period in the prior year..

Cost of Revenues

The Company’s cost of revenues for the three and nine months ended September 30, 2009 were $1,222,070 and $2,898,305, compared with $1,330,605 and $3,350,100 for the three and nine months ended September 30, 2008, respectively.

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Cost of service fees	$541,971	$478,550	$1,452,911	$1,165,466
Cost of cupric sulfate	168,717	212,132	410,881	737,235
Cost of recycled commodities	511,382	639,923	1,034,513	1,447,399
Total	$1,222,070	$1,330,605	$2,898,305	$3,350,100

Cost of revenues decreased by $108,535 or 8.2% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Cost of revenues decreased by $451,795or 13.5% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Net Income

Net income for the three months ended September 30, 2009 decreased by $160,207 or 19.2% to $671,965 from $832,172 for the three months ended September 30, 2008. Net income for the nine months ended September 30, 2009 decreased by $2,215,138 or 62.1 % to $1,352,983 from $3,568,121 for the nine months ended September 30, 2008. The significant decline results primarily from the sharp decrease in operating revenues, however, we believe that the improvement in net income for the second and third quarter of 2009 signals a demonstrable and gradual recovery from the difficulties encountered during the first quarter.

Liquidity and Capital Resources

We have historically financed our operations and met capital expenditure requirements primarily through cash generated by operating activities, bank borrowings, and capital from investors.

Short-term loan as of September 30, 2009 was $6,738,742 (RMB46, 000,000), whereas the amount as of December 31, 2008 was $3,371,198 (RMB23, 000,000). The Company repaid the outstanding bank loans as of December 31, 2008, and entered into two new loans from Shanghai Pudong Development Bank, the proceeds of which are being used as working capital.

As of September 30, 2009, the balance of long-term loan was $3,662,360 (RMB25, 000,000), which took effect on August 20th, 2009, and will be repaid by installment in the next 8 years. The loan was provided by China Merchants Bank, and the current portion of the loan was $457,796 as of September 30, 2009.

In July 2009, the Company received a subsidy from the central government of PRC of $1,464,944 (RMB10 million), which should be exclusively used on the construction of the "Dalian Centralized Hazardous Waste Treatment Expansion Project" that located in Dalian Development Area.

As of September 30, 2009, the Company’s capital expenditure within one year is expected to be RMB 60 million (approximately $8.79 million), of which RMB 28 million (approximately $4.10 million) will be subsidized by the central government. The remaining balance will be provided by working capital.

Our liquidity position remains sufficient, supported by approximately $8.7 million cash and cash equivalents as of September 30, 2009, representing an increase of 52.8% as compared to $5.7 million as of December 31, 2008. The current ratio and quick ratio as of September 30, 2009 are 1.45 and 1.05 respectively, compared to that of 0.97 and 0.72 respectively as of December 31, 2008. Cash generated from operating and financing activities fully supported the needs of our working capital, and capital investments in 2009. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements.

Cash Flow

The following table presents our net cash flows for the nine months ended September 30, 2009 and for the period ended September 30, 2008.

	Nine Months ended September 30,
	2009	2008
Net cash provided by operating activities	$427,869	$1,978,398
Net cash used in investing activities	(3,731,998)	(6,743,680)
Net cash provided by financing activities	$6,327,461	$5,889,479

Net cash provided by operating activities was $427,869 for the nine months ended September 30, 2009, compared to net cash provided of $1,978,398 for the same period in 2008, a decrease of $1,550,529 or 78.4%.

In the first quarter of 2009, most of the Company’s customers were adversely affected by the global economic crisis, as a result of which the Company’s business shrank significantly. Although the situation was mitigated in the second and third quarters, net cash provided by operating activities for the nine months ended September 30 decreased significantly from that of the same period in 2008.

Net cash used by investing activities for the nine months ended September 30, 2009 was $3,731,998 compared to $6,743,680 for the same period in 2008, a decrease of $3,011,682 or 44.7%.

Cash used in investing activities mainly includes: (a) Dalian Dongtai’s expansion project and Zhuorui’s trial production. (b) the Company’s entry into a material definitive agreement to purchase a 65% equity interest in Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. In September 2009, the Company paid $1,463,722 (RMB10, 000,000) to the transferor as deposit for the acquisition and (c) term deposits of $1,756,466 (RMB12, 000,000).

Cash provided by investing activities primarily related to repayment of a loan from Dongtai Organic in the amount of $1,229,526 (RMB8, 400,000).

Net cash provided by financing activities for the nine months ended September 30, 2009 was $6,327,461, compared to $5,889,479 for the same period of 2008, an increase of $437,982 or 7.4%.

Cash provided by financing activities mainly includes: (a) proceeds from short-term loan and long-term loans in the amount of $6,733,120 and $3,659,304 respectively, (b) the release of $750,000 of restricted cash held in an escrow account and (c) the Company’s receipt in July 2009 of a subsidy from the central government of PRC of RMB10 million (approximately $1,463,722) to support the expansion project of Dalian Dongtai.

Cash used by financing activities mainly includes: (a) the payment of construction payable in the amount of $3,014,586, and (b) the repayment of banks loans in the amount of $3,366,560 (RMB23, 000,000).

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

As of September 30, 2009, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2009, the Company issued 3,000 shares of common stock under an agreement with a consultant to provide the Company with investor relations services.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

By:	/s/ Dong Jinqing
Dong Jinqing, Chief Executive Officer
Date: November 12, 2009

By:	/s/ Guo Xin
Guo Xin, Chief Financial Officer
Date: November 12, 2009