Form 10-K/A
period 2008-12-31
China Industrial Waste Management Inc.
filed 2009-12-04
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 002-95836-NY

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3250816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Dalian Dongtai Industrial Waste Treatment Co.
No. 1 Huaihe West Road, E-T-D-Zone, Dalian,China	116600
(Address of principal executive offices)	(Zip Code)

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2008, we incurred a working capital deficiency of $0.32 million as compared to a surplus of $2.35 million as of December 31, 2007, resulting from the expansion project of Dongtai, the construction and equipment procurement for the establishment of Dongtai Water and Zhuorui in 2008.

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

The following table provides certain selected balance sheet comparisons between the years ended December 31, 2008 and December 31, 2007.

(In 000’s, except %)	December 31,		Increase /(Decrease)	Percentage
	2008	2007

Working Capital	$(322)	2,345	$(2,667)	(114)%
Cash	5,689	3,260	2,429	75%
Accounts receivable, net	2,414	594	1,820	306%
Inventory	2,372	1,332	1,040	78%
Advances to suppliers	551	390	161	41%
Other assets	123	66	58	88%
Total current assets	11,149	5,642	5,507	98%
Long term assets	28,293	14,887	13,406	90%
Total assets	$39,442	20,529	$18,913	92%

Loans – short term	$3,371	1,369	$2,002	146%
Accounts payable	781	280	501	179%
Other payables	211	343	(132)	(38)%
Construction projects payable	4,742	-	4,742	Nm
Deferred sales	972	667	305	46%
Other current liabilities	1,394	638	756	119%
Total current liabilities	11,471	3,297	8,174	248%
Asset retirement obligation liability	503	438	64	15%
Other long-term liabilities	1,028	621	407	66%
Total liabilities	$13,002	4,356	$8,646	198%

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

As of December 31, 2008, we incurred a working capital deficiency of $ 0.32 million as compared to a surplus of $2.35 million as of December 31, 2007. This decrease in working capital is primarily attributable to the sharp increase of construction projects payable by $ 4.7 million, which results from the unpaid part of constructions and equipments for the establishment of Dongtai Water and Zhuorui. The increase of short-term loan, approximately 2 million, also contributed to the decrease of working capital.

Our current assets as of December 31, 2008 increased by $5.50 million, or approximately 98%, from December 31, 2007 and reflects increase in items including cash and cash equivalents, account receivable, inventory. Our current liabilities increased by approximately $8.17 million, or approximately 248%, as of December 31, 2008 from December 31, 2007. This reflects increases in short-term loans, accounts payable, deferred sales, construction projects payable, and other payables.

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

Cash Flows

	Year Ended December 31,
	2008	2007
Net cash provided by operating activities	$4,466,585	$4,023,077
Net cash used in investing activities	(8,531,402)	(9,430,109)
Net cash from financing activities	5,204,533	1,911,625

Net cash provided by operating activities:  Net cash provided by operating activities in the year ended December 31, 2008 increased by $443,508 or 11% over the net cash provided by operating activities for the year ended December 31, 2007.

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

Net cash provided by financing activities: Net cash provided by financing activities for the year ended December 31, 2008 increased by $3,292,908 as compared to the same period in 2007.

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

In 2008 and 2007, the Company received government subsidies of $407,278 (RMB2, 500,000) and $596,528 (RMB4, 536,000), which are to be used exclusively for Zhuorui’s facility construction and equipment procurement.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by this Item 8 are set forth beginning on page F-3 immediately following the signature page to this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 5, 2009
CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

	By:	/s/ Dong Jinqing
Dong Jinqing Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dong Jinqing	Chairman of the Board, Chief Executive Officer and	December 5, 2009
Dong Jinqing	Director principal executive officer

/s/ Li Jun	Chief Operating Officer and Director	December 5, 2009
Li Jun

/s/ Guo Xin	Chief Financial Officer and Director, principal financial	December 5, 2009
Guo Xin	and accounting officer

Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Russell E. Anderson, CPA Scott L. Farnes
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
Dalian, People’s Republic of China

We have audited the consolidated balance sheet of CHINA INDUSTRIAL WASTE MANAGEMENT, INC. (the Company) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

1284 W. Flint Meadow Dr. #D Kaysville, Utah 84037 Telephone 801.927.1337 Facsimile 801.927.1344
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

5296 S. Commerce Dr. #300 Salt Lake City, Utah 84107 Telephone 801.281.4700 Facsimile 801.281.4701 Suite B, 4F North Cape Commercial Bldg. 388 King’s Road North Point, Hong Kong www.cpaone.net
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHINA INDUSTRIAL WASTE MANAGEMENT, INC. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
March 31, 2009

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$5,688,797	$3,260,307
Trade accounts receivable, net	2,414,257	594,322
Other receivables	105,329	22,453
Inventory	2,372,214	1,332,349
Advances to suppliers	550,931	390,159
Prepaid expense	17,589	42,784
Total current assets	11,149,117	5,642,374

Investment	2,794,248	2,633,354
Property, plant and equipment, net	15,474,915	2,642,037
Construction in progress	5,738,271	7,410,255
Land usage right, net of accumulated amortization	1,817,427	1,732,074
Deposits	14,798	80,925
Related party receivable	1,256,599	388,796
Escrow account	750,000	-
Certificate of deposit	73,287	-
Restricted cash	25,204	-
Other asset	348,545	-
TOTAL ASSETS	$39,442,411	$20,529,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$780,458	$279,600
Short-term loan	3,371,198	1,369,000
Tax payable	215,240	93,954
Advance from customers	539,013	-
Deferred sales	972,143	667,389
Accrued expenses	361,111	7,236
Construction projects payable	4,742,164	-
Related party payable	278,490	536,362
Other payable	211,362	343,207
Total current liabilities	11,471,179	3,296,748

Asset retirement obligation liability	502,278	437,619
Government subsidy	1,028,257	620,979
TOTAL LIABILITIES	13,001,714	4,355,346

Minority interest in subsidiary	2,823,126	2,259,595

Commitments and contingencies

Stockholders' equity
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized;
15,262,035 and 13,220,843 shares issued and outstanding at December 31, 2008
and 2007 respectively	15,262	13,221
Additional paid-in capital	5,644,750	1,968,634
Other comprehensive income	2,422,167	1,153,728
Retained earnings	15,535,392	10,779,291
Total stockholders' equity	23,617,571	13,914,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,442,411	$20,529,815

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AUDITED)

	Years Ended December 31,
	2008	2007
Revenue
Service fees	$8,182,379	$5,004,926
Sales of cupric sulfate	1,806,721	1,817,861
Sales of recycled commodities	3,410,784	2,716,720
Operating revenue	13,399,884	9,539,507

Costs of revenues
Cost of service fees	1,547,677	1,251,049
Cost of cupric sulfate	740,881	537,563
Cost of recycled commodities	1,866,086	988,309
Costs of revenue	4,154,644	2,776,921

Gross profit	9,245,240	6,762,586

Operating expenses
Selling expenses	806,438	1,159,069
General and administrative expenses	2,737,584	2,443,759
Total operating expenses	3,544,022	3,602,828

Income from operations	5,701,218	3,159,758

Other income (expense)
Investment loss	(24,733)	(47,923)
Interest income	26,438	88,499
Other income	725,030	15,769
Reimbursed legal costs	-	860,460
Other expense	(448,468)	(19,060)

Total other income	278,267	897,745

Net income from continuing operations before minority interest, income tax provision and discontinued operations	5,979,485	4,057,503

Income tax provision	659,853	-

Income from continuing operations	5,319,632	4,057,503

Discontinued operation
Loss from operations of discontinued component	-	(6,465)
Gain on disposal of discontinued component	-	1,205
Loss on discontinued operations	-	(5,260)

Net income before minority interest	5,319,632	4,052,243

Minority interest	563,531	363,036

Net income	4,756,101	3,689,207

Foreign currency translation adjustment	1,268,440	774,007

Comprehensive income	$6,024,541	$4,463,214

Basic and diluted weighted average shares outstanding	13,755,274	13,220,843

Basic and diluted net earnings per share	$0.35	$0.28

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(AUDITED)

	Common Stock		Additional Paid	Other Comprehensive		Total Stockholders'
	Shares	Par Value	In Capital	Income	Retained Earnings	Equity

Balance December 31, 2006	13,220,843	$13,221	$1,952,634	$379,721	$7,090,084	$9,435,660
Shares issued for services	-	-	16,000	-	-	16,000
Change in foreign currency translation gain	-	-	-	774,007	-	774,007
Net Income for the year ended December 31, 2007	-	-	-	-	3,689,207	3,689,207
Balance December 31, 2007	13,220,843	$13,221	$1,968,634	$1,153,728	$10,779,291	$13,914,874
Shares issued for services	50,000	50	133,050	-	-	133,100
Shares issued for private placement	1,941,192	1,941	1,857,280	-	-	1,859,221
Warrants issued for private placement	-	-	1,174,370	-	-	1,174,370
Stock issuance cost	50,000	50	112,950	-	-	113,000
Stock issuance cost-Warrants	-	-	398,466	-	-	398,466
Change in foreign currency translation gain	-	-	-	1,268,439	-	1,268,439
Net Income for the year ended December 31, 2008	-	-	-	-	4,756,101	4,756,101
Balance December 31, 2008	15,262,035	$15,262	$5,644,750	$2,422,167	$15,535,392	$23,617,571

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Years ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$4,756,101	$3,689,207
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	563,531	363,036
Depreciation	644,901	428,696
Amortization	25,578	37,729
Bad debt allowance	1,635	3,476
Stock issued for services	133,100	16,000
Accretion expenses	64,659	28,235
Loss on disposal of subsidiary	-	5,260
Loss on equity investment	24,733	47,923

Changes in operating assets and liabilities:
Accounts receivable	(1,821,570)	(419,185)
Inventory	(1,039,865)	(660,714)
Other receivables	(82,876)	114,945
Advance to suppliers	(160,772)	1,778
Prepaid expense	25,195	(20,058)
Certificate of deposit	(73,287)	-
Deposits	66,127	(72,042)
Other assets	(348,545)	-
Accrued expense and deferred sales	658,629	163,225
Accounts payable	369,012	211,828
Advance from customers	539,013	-
Tax payable	121,286	83,738
Net cash provided by operating activities	4,466,585	4,023,077

Cash flows from investing activiies
Investment in subsidiary	(185,627)	(2,643,351)
Purchase of property and equipment	(5,281,145)	(183,326)
Construction contracts	(1,938,955)	(6,677,654)
Payments from related party	-	11,092
Proceeds to related party	(867,803)	-
Payments to related party	(257,872)	28,932
Proceeds on sale of subsidiary	-	34,198
Net cash used in investing activities	(8,531,402)	(9,430,109)

Cash flows from financing activities
Proceeds from short term loans	3,371,198	1,315,097
Repayment of shor term loans	(1,369,000)	-
Proceeds from issuance of common stock, net of offering costs	3,545,057	-
Escrow account	(750,000)	-
Subsidy received from government	407,278	596,528
Net cash provided by financing activities	5,204,533	1,911,625

Effect of exchange rate on cash	1,313,978	276,736

Net increase (decrease) in cash and cash equivalents	2,453,694	(3,218,671)

Cash and cash equivalents, beginning of period	3,260,307	6,478,978
Cash and cash equivalents, end of period	$5,714,001	$3,260,307

Supplemental cash flow information:
Cash paid during the year for:
Interest	$304,684	$-
Income taxes	$441,170	$-
Non-cash financing activities:
Completed construction projects	$4,742,164	$-
Common stock issuance cost -warrants	$398,466	$-
Common stock issuance cost-stock	$113,000	$-

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

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a non-current asset. Restricted cash consists of the followings: $750,000 in a separate escrow account as required by a group of investors; $73,287 in certificate of deposit in Bank of Dalian, which matures on June 11, 2009; and $25,204 of government subsidy, which is to be used exclusively for Zhuorui’s facility construction and equipment procurement.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	December 31,2008	December 31,2007

Long-term Liability	$502,278	$437,619

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

4. Inventory

Inventory at December 31, 2008 and December 31, 2007 consists of raw materials and recycled commodities as follows:

	December 31,2008	December 31, 2007
Raw materials	$1,130,109	$786,427
Recycled commodities	1,242,105	545,922
	$2,372,214	$1,332,349

5. Property, plant and equipment

	December 31,2008	December 31, 2007
Land and building	$9,978,971	$2,305,868
Machinery and equipment	6,898,868	1,242,966
Office equipment	542,174	375,433
Vehicles	911,540	773,038
	18,331,553	4,697,305
Less accumulated depreciation	(2,856,638)	(2,055,268)
Total property and equipment, net	15,474,915	2,642,037

Construction in progress	5,738,271	7,410,255
Total	$21,213,186	$10,052,292

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

10. Accumulated other comprehensive income

The components of accumulated other comprehensive income was as follow:

	December 31, 2008	December 31, 2007
Cumulative translation adjustment of foreign currency statements	$1,268,439	$774,007

11. Related parties

Related Parties	Interest Rate	Repayment Date	Balance as of December 31, 2008
	per annum		Receivable	Payable
Dongtai Investment	-	-	$-	$278,490
Dongtai Organic	4.5%	04-24-2009	586,295	-
Dongtai Organic	4.5%	07-28-2009	146,574	-
Dongtai Organic	8%	10-28-2009	58,630	-
Dongtai Organic	8%	11-12-2009	439,722	-
Dongtai Organic			25,378	-
Total			$1,256,599	$278,490

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

●
The Company agreed to establish a board of directors, a majority of whose members will be “independent” within the meaning of NASDAQ Marketplace Rule 4200(15); and $650,000 from proceeds of the placement is being held in escrow until this requirement is satisfied;

●
The Company agreed to engage an accounting consultant to assist with the presentation and delivery of financial reports and related information; and $100,000 from proceeds of the placement is being held in escrow until this requirement is satisfied; and

●
The Company agreed to file a registration statement covering resale of the 1,941,192 shares of common stock sold to the investors; the registration statement was filed with the United States Securities and Exchange Commission on December 12, 2008.

●
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