Form 10-K
period 2009-12-31
China Industrial Waste Management Inc.
filed 2010-04-14
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
Yes  ☐          No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐           No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑          No  ☐

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
☑

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
Yes  ☐          No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $8,125,546.8 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,336,535 shares of common stock are issued and outstanding as of March 31, 2010.

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

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, and its direct and indirect, wholly-owned and partially-owned subsidiaries.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 reverse stock split which occurred on May 12, 2006.

PART I

ITEM 1.          BUSINESS.

Overview

China Industrial Waste Management, Inc., through its 90%-owned subsidiary Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”) and other indirect subsidiaries, is engaged in the collection, treatment, disposal and recycling of industrial wastes, municipal sludge and sewage treatment, and environmental protection engineer services principally in Dalian, China and surrounding areas in Liaoning Province, China. The Company provides waste disposal solutions to its more than 770 customers from facilities located in the Economic and Technology Development Zone, Dalian, PRC. Dalian Dongtai treats, disposes of and/or recycles many types of industrial wastes. Recycled waste products are used by customers as raw materials to produce chemical and metallurgy products. In addition, Dalian Dongtai and its subsidiaries treat or dispose of industrial waste through incineration, landfill or water treatment; as well as provide the following to its clients:

•	Environmental protection services,
•	Technology consultation,
•	Pollution treatment services,
•	Waste management design processing services,
•	Waste disposal solutions,
•	Waste transportation services,
•	Onsite waste management services, and
•	Environmental pollution remediation services.
•	Municipal sludge and seweage treatment
•	Sludge treatment equipment design and manufacturing and technical support

The Company’s operations are conducted primarily in three areas as follows:

•
Industrial Solid Waste Treatment and Recycling: Dalian Dongtai was the primary contributor to the Company’s revenue stream. Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”) intends to engage in waste catalyst recycling to produce valuable metals and slag used for cement. We expect Zhuorui to be operational in 2010. Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. (“Hunan Hanyang”) was recently formed to own and operate a hazardous waste treatment center in Hunan Province, PRC.

•
Municipal Sludge and Sewage: Dalian Dongtai Organic Waste Treatment Co., Ltd. (“Dongtai Organic”) processes sludge by anaerobic fermentation to generate biogas (methane). In 2010, Dongtai Organic received its initial revenues from sludge treatment fees and sales of biogas (methane). In addition, since June 2008, Dalian Dongtai Water Recycling Co. Ltd. (“Dongtai Water”) has processed municipal sewage in the city of Dalian, PRC.

•
Environmental Protection and Equipment Engineering: Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”), a joint venture with German Lipp, designs, manufactures, installs and provides technical support for Lipp tanks, which are used for sludge treatment in China.

The following diagram illustrates the Company’s current organizational structure:

Industry Background and Market Opportunities

Rapid economic growth has resulted in China becoming the third largest economy in the world. However, in the face of this economic surge, management believes that economic losses attributable to environmental pollution are causing a 10% offset to GDP growth in China.

In order to address the PRC’s environmental issue, in early 2008 the State Environmental Protection Administration (SEPA) was officially upgraded to become the Ministry of Environmental Protection of China, reflecting the growing emphasis the PRC Government places on environmental protection. In recent years a series of new laws and regulations related to environmental protection have been implemented in China. In addition, long-term plans for environmental protection have been made by the government. During the Eleventh Five-year Plan (2006-2010), the PRC government has established the following three primary environmental protection goals:

•	Reduce total pollutants by 10%;

•	Decrease energy cost per unit of GDP by 20% (with a longer-term goal to decrease carbon oxide cost per unit of GDP by 40-45% over 2005 levels by the end of 2020); and

•	Decrease water cost per unit of industrial value by 30%.

Xie Zhenhua, Vice-Chairman of National Development and Reform Commission stated that the energy-saving and environmental protection industry has becoming a new economic growth point of China and it is estimated that the GDP of the this sector could reach RMB2800 billion (approximately $410 billion) in 2012. Currently, there are approximately 30,000 companies engaged in the environmental protection industry in China, employing a total of approximately 2 million people. The number could reach RMB4,900 billion (approximately $717 billion) for the Twelfeth Five-year Plan (2011-2015). During this period, environmental protection investment and expenses on environmental pollution elimination facility operation could rise to RMB 3,000 billion (approximately $439 billion) and RMB 1,000 billion (approximately $146 billion), respectively.

Management believes that the environmental protection industry is taking shape in China, and the industry has become a significant component of the overall economy. Through the acquisition of operating subsidiaries, Dalian Dongtai has expanded its operation into Municipal BOT (build-operate-transfer) projects such as wastewater treatment, municipal sludge treatment, and environmental engineering. At present, the environmental protection industry in China is rapidly growing, and we expect that more centralized waste treatment and disposal facilities, waste water treatment plants and municipal sludge treatment facilities will be established throughout China. Therefore, management believes that the Company is addressing a significant potential market and is well-positioned to perform a pivotal role in the implementation of the PRC’s economic stimulus plan in 2009 and the Eleventh Five-year Plan in the long term.

Sources and Components of Revenues

Our income is currently generated from revenues from the following activities:

•
Industrial Solid Waste Management.  Revenue from industrial solid waste management has two components, i.e., service fees from waste treatment and disposal and revenues from sales of recycled commodities such as cupric sulfate and organic solvent, and sales of valuable materials.

•
Municipal Sludge and Sewage Treatment. Revenue from municipal sewage treatment is service fees for sewage treatment, which is paid by the local government based on the amount of wastewater treated by the facility, contributed approximately $1.02 million to revenues in 2009.

We expect that sludge treatment equipment design, manufacture and technical support will become a revenue component in 2010.

The following diagram illustrates the relative contributions to revenues of industrial solid waste management and municipal sewage treatment:

The following diagram illustrates the relative contributions to revenues of the two main streams of revenue from 2007 through 2009.

Notes: (1) cupric sulfate is included in the sales of recycled commodities and it is segmented because its sales account for more than 10% of total revenue.
(2) Represents revenues from sales of recycled commodities other than of cupric sulfate.

The following chart illustrates the contributors to 2009 solid waste treatment fees:

In fiscal 2009, we served approximately 777 customers. Our core customers (ten largest customers) include Cannon Office Machine (Dalian), Toshiba (Dalian), STX Shipbuilding (Dalian), Yisheng Dahua Petrochemicals Co., Ltd., PetroChina Fushun Petrochemical, Dalian Pacific Electronic Co., Ltd., Dalian Pacific Multi-layer PCB Co., Ltd and Bosch (Dalian). Core customers and main customers (the 20 largest customers after core customers) account for 4% of all customers and 59% of total treatment fees, whereas 96% of all customers only contribute 41% to our revenues generated from waste treatment fees.

The current expansion project of Dalian Dongtai, which is one of fifty-five hazardous waste treatment centers sponsored by the National Development and Reform Commission, and one of two centers in Liaoning Province, commenced construction at the end of July 2008. We have completed approximately 50% of construction of the plant and on-site construction is expected to resume in mid-April 2010 after the winter break. The Company expects the plant to be operational in the fourth quarter of 2010. Management believes that with the operation of the new centralized hazardous waste treatment center, coupled with continued increase in international companies relocating to Dalian, Dalian Dongtai is positioned to capitalize on this rapid environmental development in Liaoning Province. We anticipate that revenues from our waste treatment, sales of waste recovery and valuable material will experience a recovery from economic downturn in 2010. We anticipate that revenue generated from waste water treatment, which is based on waste water volume and paid by the local government, will grow steadily as the amount of water which needs to be treated increases in the future. Dongtai Organic is expected to contribute to the Company’s revenue stream in 2010 through service fees for sludge processing and sales of biogas (methane gas). Zhuorui, a catalyst recycling project, is expected to be operational in late 2010 and contribute to revenues in future periods.

Business Activities

Industrial Solid Waste

Industrial solid waste consists of (a) solid waste collection and treatment, (b) sales of recycled commodities, (c) waste treatment and comprehensive reuse. A description of each component is as follows:

Solid waste collection and treatment:  Dalian Dongtai collects solid waste from customers, and charges processing fees based upon the weight of the collected waste. Dalian Dongtai’s services include waste collection and transportation, incineration, landfill, water treatment, packaging, analysis, storage, labor, depreciation of facilities, maintenance, chemicals, energy, management and taxes.

Sales of recycled commodities -cupric sulfate:  Our subsidiary, Dalian Dongtai, processes recovered products and converts them into cupric sulfate in a form that is desirable for use by companies engaged in chemical engineering, agriculture and mining. The sales price for cupric sulfate is affected by the supply of raw materials, supplyer’s product life span, and product structure and production status.

Sales of recycled commodities other than of cupric sulfate: General waste is processed to produce valuable materials, which refers to material that can be reused after sorting or treatment, such as waste metal and waste plastic. Dalian Dongtai sorts and treats the valuable material contained in industrial waste, and resells them based upon prevailing market prices. The following chart shows the volume of valuable materials sold during fiscal year 2008 and 2009.

Category		Volume
		2008	2009
1	Plastic	504	187
2	Waste oil	2109	1367
3	Waste iron	1297	1703
4	Waste slag	1889	1146
5	Waste circuit board	292	130
6	Valuable Metals	417	425
7	Waste paper	45	77
8	Other	568	379
9	Waste Drum (big)	714	288
10	Waste Drum(small)	473	327
Total		8308	6029

Waste catalyst treatment and comprehensive reuse:   Zhuorui was incorporated in April 2006 and is engaged separation and purification of waste catalysts treatment and comprehensive utilization of waste catalysts or similar material.

In March 2009, Zhuorui commenced trial production of its waste catalyst processes. Due to unfavorable market prices for Zhuorui’s final products, including chemical compounds containing valuable metals, and imperfections detected during trial production, the Company determined to suspend trial production in January 2010 in order to effect improvements to the technical flow prior to market recovery. We expect that the improvement to the technical flow will also enable Zhuorui to generate aluminum oxide as an additional by-product, and that the addition of this byproduct will strengthen our revenues and profitability in a manner that satisfies current emission standards established by the government.

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

Waste Treatment Systems: Dalian Dongtai operates proprietary and non-proprietary systems for industrial solid waste treatment, disposal and recycling, including:

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

Organic Solvent Distillation Recycling System:     Dalian Dongtai established the organic solvent distillation recycling system in 1992. This system includes a raw material storage tank, a rectifying tower, and a flashing tower. The system is capable of treating organic solvents including triclene, acetone, ethyl acetate, isopropyl alcohol, propylene glycol monomethyl ether methyl alcohol, methylbenzene, and cyclohexanone.

Since 2003 this system has been listed and promoted as a "national key environmental project" by the State Environmental Protection Administration for three consecutive years. As a result of employing this system Dalian Dongtai is also listed as the technology-supporting unit of the "National Technology Achievement Promotion Project". This system won the second prize for Dalian Technology Innovations in December 2000. Dalian Dongtai has established strict procedures for the disposal or treatment of toxic and hazardous chemical waste. No environmental pollution accident has occurred since the establishment of Dalian Dongtai. Dalian Dongtai has established relationships with over 40 enterprises in dealing with their toxic chemical waste.

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

Organic Macromolecular Waste Destructive Distillation Cracking System:     Canon Dalian Business Machines Co., Ltd. is an enterprise established in Dalian by Canon (China) Co. Ltd. primarily to produce laser printer ink cartridges. Treatment of the residual powdered ink in used cartridges was problematic, so Dalian Dongtai developed a unique waste powdered ink destructive distillation pyrolysis treatment technique for Canon. This system can transform the waste powdered ink into fuel with a high calorific value. The residue can also be used to produce cement. The system was built in 1995 and is composed of destructive distillation cracking oven, heat exchange device and air storage tank. The system is able to treat powdered ink from photocopiers and printers, and organic macromolecular materials such as polystyrene, polypropylene resin, polycarbonate, rubber materials, and oil sludge.

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

Solid Waste Incineration System:     The inappropriate handling of hazardous chemicals can trigger serious environment pollution. Dalian Dongtai has built an incineration system which includes a two-stage incineration stove, a residual heat recovery system and a residual gas discharge system which renders the gas innocuous. The major wastes that can be processed through the system include: waste organic solvents, waste oil, waste glue liquor, and combustible solid industrial garbage. The automatic operating system meets PRC national standards.

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

Municipal Sludge and Municipal Sewage Treatment:

We conduct our municipal sludge and municipal sewage treatment operations as BOT (build operate transfer) projects. In a typical BOT project, the municipal government will invite candidates to bid on the project. The winner of the bid is generally the bidder which offers the best combination of price and construction and operating model for the project. The winning bidder must assume the responsibility for financing the construction of the BOT project and, in return, is granted the right to operate the facility for 20-25 years following completion of construction. In connection with the project, the municipal government becomes responsible for the payment of service fee to the operator of the facility.

Dongtai Organic was incorporated in March 2007 to operate a BOT municipal sludge treatment and disposal facility in Dalian, PRC for a period of 20 years. In addition to sludge treatment fees, Dongtai Organic expects to generate revenues from sales of biogas, a byproduct of the sludge treatment process. At the time of incorporation, we acquired a 49% interest in Dongtai Organic, and on December 16, 2009, Dalian Dongtai acquired an additional 3% equity interest, thereby increasing its ownership of Dongtai Organic to 52%. Designed capacity of this sludge treatment plant is 600 tons/day and it is anticipated to reach its full capacity within one or two years. In January 2010 Dongtai Organic received its initial sludge processing fee and made its first sales of biogas (methane gas).The Company intends to continue to seek acquisition candidates in the sludge treatment business in other cities of China.

Dongtai Water was incorporated in July 2006, at which time Dalian Dongtai acquired an 18% equity interest in Dongtai Water. On July 16, 2007 Dalian Dongtai purchased an additional 62% of the equity of Dongtai Water. Dongtai Water is a BOT project, designed to process municipal waste water generated from a portion of Dalian city. The first stage of construction of the plant has been completed and is operating to specification and design parameters, with Class A discharging water and a capacity of approximately 30,000 tons/day. This plant has been operating since June 2008.Completion of construction of the Xiajiahe plant is planned to be executed in three stages. Phase Two is expected to be completed in 2-3 years and will increase treatment capacity to 60,000 tons/day. Dongtai Water continues to evaluate necessary expansion capacity for Phase Three. Dongtai Water also intends to continue its research and development focused on the reuse of reclaimed water.

Design and Installation of Environmental Protection Equipment and Renewable Energy Equipment:

On October 18, 2007, Dongtai entered into a Contract for Joint Venture Using Foreign Investment with Roland Lipp, Karin Lipp-Mayer and Minghuan Shan to establish a joint venture limited liability company in the People’s Republic of China. The joint venture entity, known as Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”), intends to target organic waste treatment and waste water treatment market, and engage in sales of its proprietary fermentation reactor, sewage tank and post-sale technical service. The Company plans to pursue localization of equipment design and manufacturing during 2010. We do not anticipate that Dalian Lipp will generate revenues from operations until September 2010. Dalian Dongtai owns a 75% interest in Dalian Lipp.

Facilities of Dalian Dongtai and its subsidiaries :

The following table describes the capacity of the various facilities used by the Company, both currently and following the completion of planned expansion:

To satisfy a surging demand for industrial solid waste disposal and treatment, in July 2008 Dalian Dongtai commenced construction of an expansion project designed to increase capacity of its treatment facility to 114,000 tons annually – twice that of existing capacity. The total investment for the expansion project is estimated at about $16 million, 30% of which (approximately $4,831,625) will be subsidized by the central government. Of this amount, $1.46 million has been released to the Company and the balance will be disbursed in accordance with construction progress.

Capacity*
Nature of Service	Type of Facility	Description	Existing	Post- Expansion
	Incinerator	Incineration Treatment	3,300 t/a	9,000 t/a
Solid Waste Treatment	Landfill	Disposal of Waste by Landfill	13,000 t	40,000 t
and Disposal	Effulent Treatment System	Handling of Various Industrial Effluent	18,000 t/a	25,000 t/a

	Etchant Utilization System	Generation of Cupric sulfate from Etchant	2,000 t/a	—
Resource Recovery	Waste Solvent Recovery System	Production of Industrial-Class Organic Solvent Products with Waste Solvent	1,000 t/a	3,000 t/a
	Valuable Metal Recovery System	Yielding of Valuable Alloy or Metal Oxide Products	5,000 t/a	10,000t/a

Collection and Sales of Valuable Material	Waste Sorting and Filtrating System	—	10,000 t/a	—

Municipal Sewage, Municipal	Sewage Treatment Plant Operation (BOT)	Municipal Sewage Treatment Plant Operation and Management	30,000 t/d	100,000 t/d
Sludge Treatment	Municipal Sludge Treatment Plant Operation (BOT Project)	Municipal Sludge Plant Operation and Management	400 t/d	600 t/d

Environmental Protection Equipment Manufacturing	Manufacturing and Sales of Lipp Tank	Sludge Fermentation-Tank and Auxiliary Equipment Manufacturing	—	—

*	Key: t = tons; t/d = tons per day; t/a = tons annually.

Recent Developments

a)	Dalian Dongtai Industrial Waste Treatment, Co., Ltd. commenced the construction of its expansion project in July 2008. The total investment for the project was estimated to be US$16 million, 30 percent of which (approximately $4,831,625) is expected to be subsidized by the central government. To date, US$1.46 million has been released to the Company and the balance is expected to be disbursed consistent with construction progress. Upon completion of the project, Dalian Dongtai’s industrial solid waste treatment capacity is anticipated to increase to 114,000 tons per annum, or twice its existing capacity.

b)	Dalian Dongtai acquired a 65% interest in Hunan Hanyang on September 18, 2009. Hunan Hanyang has entered into a BOT Agreement with the Bureau of Environmental Protection of Hunan Province, pursuant to which Hunan Hanyang has the right to construct and operate the Hazardous Waste Treatment Center of Changsha City, Hunan Province (the "Center") for 25 years upon completion of construction. The Center is included in the Chinese government's National Construction Planning of Hazardous Waste and Medical Waste Disposal Facilities. The total investment in this project is expected to reach approximately $27 million, $3.1 million of which has been received in the form of a government subsidy, representing the first installment of a total expected government subsidy of $16.1 million.

c)
In accordance with Dongtai Organic's franchise agreement with the local government, Dongtai Organic is entitled to process all of the sludge generated from sewage treatment plants in the urban area of Dalian City. The project generates revenues from two sources: (i) fees which are based on the volume of sludge processed and (ii) fees from the sale of biogas (natural gas) to the Dalian Gas Company. In the first quarter of 2010, Dongtai Organic received its first payment of $120,000 from the sale of biogas (natural gas) and its first payment of $185,000 for processing municipal sludge in Dalian City.

d)	In order to strengthen its influence in the sludge treatment field, on August 31, 2009 and September 1, 2009, Dalian Dongtai acted as a co-organizer of the "Sino-German Workshop in Response to Climate Change Application of Sludge Treatment Technologies and Potential CDM Projects" in Dalian, China. The Workshop was organized by the Ministry of Housing and Urban-Rural Development of the Peoples' Republic of China and the German Federal Environmental Department of Nature Conservation and Nuclear Safety. At the workshop, experts from China and Germany introduced current practices for sludge treatment in both countries as well as further developments in the context of Clean Development Mechanisms.

e)	Dongtai Organic’s sludge-energy approach was broadcasted during the recent United Nations Climate Change Conference in Copenhagen, Denmark. The Company’s Dalian Sludge Treatment Facility was featured on the China Central Television (CCTV) English Channel on December 20, 2009 as an example of how the clean coastal city of Dalian is helping fulfill the PRC government's pledge to reduce greenhouse gas emissions by treating sludge at our local Dalian Sludge Treatment Facility.

f)
In recognition of his contributions to the economy of Dalian City, a major seaport and industrial center in Northeast China, the prestigious "Top Ten People in Dalian's Economy" award was bestowed on Mr. Jinqing Dong, the Company's founder and Chief Executive Officer, in January 2010. This award has historically been bestowed on leaders in industry, academia and politics, and include those who play a key role in Dalian's success as a city that has grown into an important industrial center. The award was presented by the city's senior officers in Dalian's Radio and TV Broadcasting Hall.

Market

Industrial solid waste

Major sources of industrial waste in the Dalian area include industrial enterprises, scientific research institutions and university laboratories. Dalian Dongtai believes that the total amount of waste generated and collected in the greater Dalian area has grown significantly in recent years - from approximately 11,000 tons in 2001, to approximately 53,980 tons in 2009. Approximately 60% of Dalian Dongtai’s revenue for the year ended December 31, 2009 were from waste collection, treatment and disposal services, and the balance of Dalian Dongtai’s revenue are related to recycling operations.

Dalian Dongtai acquired a 65% interest in Hunan Hanyang on September 18, 2009. Hunan Hanyang has entered into a BOT Agreement with the Bureau of Environmental Protection of Hunan Province, pursuant to which Hunan Hanyang has the right to construct and operate the Hazardous Waste Treatment Center of Changsha City, Hunan Province (the "Center") for 25 years upon completion of construction. The Center is one of fifty-five hazardous waste treatment centers included in the Chinese government's National Construction Planning of Hazardous Waste and Medical Waste Disposal Facilities. Hunan Hanyang is also authorized to perform collection, disposal and treatment of hazardous waste generated from 10 cities including Changsha, Zhuzhou, Changde, Yiyang, Xiangtan, Yueyang, Zhangjiakou, Huaihua, Loudi and Xiangxi in northern Hunan Province during the franchising period. For example, due to the increasing labor cost in coastal cities, more and more manufacturing companies such as circuit board manufacturers, automobile-related industries, are moving to inland provinces including Hunan Province.. There are no existing hazardous waste disposal and treatment facilities in Hunan Province.

Municipal sludge and sewage treatment

The central government has determined to increase the urban sewage treatment rate to 60% by 2010.By that time, sludge generated from sewage treatment plants over the county is expected to reach 30 million tons per year. Only a few metropolitan cities such as Beijing, Shanghai and Guangzhou have sludge treatment facilities. It is anticipated that there will be a surge in treatment demand for sludge and other degradable wastes in next 10 years. For example, in Liaoning Province there are currently 42 sewage treatment plants processing 4 million tons of waste water every day. All sewage treatment plants in Liaoning Province are expected to generate, in the aggregate, 1 million tons of sludge per year (approximately 2,800 tons/day). Our treatment plant in Dalian that is operated by Dongtai Organic is the only sludge treatment plant in Liaoning Province. We believe that the shortage of sludge treatment facilities in Liaoning Province is a microcosm of the problem that exists throughout China.

Engineering

Sewage sludge is an end product of the waste water treatment process. In the face of a new surge of waste water treatment plant construction triggered by the economic stimulus plan in 2009, the increasing amount of sewage sludge will pose an increasing threat to environmental conservation in China. In order to cope with the issue, the Ministry of Environmental Protection is placing controls on sludge treatment. The central government has determined to increase the urban sewage treatment rate to 60% by 2010, when it is expected that all of these sewage treatment plants will generate approximately 30 million tons of sludge every year, as a result of which it appears that a significant market for sewage sludge treatment is taking shape in China. Dalian Lipp, targeting degradable organic waste treatment market, is positioned to seize opportunities in the field of sewage sludge treatment, and treatment of organic waste such as kitchen waste and animal ejection.

China has recovered from the global economic downturn and it is generally believed it will maintain the growth rate that was seen prior to 2009. Management is confident that the Company will benefit from the opportunities which are emerging from the construction of infrastructure for environmental pollution control, and will gain further growth based on the balanced business structure.

Customers

Dalian Dongtai performs solid waste disposal services for more than 770 companies, including multinational companies (or their PRC affiliates) such as Canon, Pfizer, Toshiba, Toto, Posco-CFM Coated Steel, Fuji, Wepec, Ryobi, TDK, YKK, and Panasonic. For the year ended December 31, 2009, Dalian Dongtai’s 10 largest waste disposal customers accounted for approximately 40% of Dalian Dongtai’s waste processing revenues. The three largest waste treatment customers during 2009 were Dalian Pacific Multi-layer PCB Co., Ltd., Dalian Pacific Electronics Co., Ltd. and Yisheng Dahua Petrochemicals Co., Ltd. No customer accounted for 10% or more of Dalian Dongtai’s 2009 revenues for waste treatment.

Dalian Dongtai’s ten largest customers of recycled commodities (excluding curpric sulfate) accounted for approximately 66% of Dalian Dongtai’s sales of recycled commodities in 2009. Dalian Dongtai’s ten largest customers for cupric sulfate accounted for approximately 95% of Dalian Dongtai’s sales of cupric sulfate in 2008.

The local PRC government is the sole customer of Dongtai Water and Dongtai Organic. Dongtai Water became operational in June 2008. Dongtai Organic is expected to contribute to revenues in 2010.

Technology and Intellectual Property

Dalian Dongtai has established the Dongtai Industrial Waste Disposal Technology Center in conjunction with the Dalian University Institute for Ecoplanning and Development. The center currently has 22 professional engineers and 9 analysts. In collaboration with experts from Canada and U.S. - based RPP International Consulting Company, the Center is focused on research related to eco-planning theory and policy, professional training, ecological efficiency evaluation and simulation analysis.

Since its establishment, Dalian Dongtai has closely cooperated with scientific research communities and universities, such as Dalian Institute of Chemical Physics, the Chinese Academy of Sciences (Beijing) Mechanics Institute, Tsinghua University and Dalian University of Technology. Dongtai also participated in compiling the National Waste Disposal Criteria along with over 50 international enterprises such as China Electronics Engineering Design Institute, Intel (China) Co., Ltd., Motorola (China) Co., Ltd, and Dell (China) Co., Ltd.

In addition, Dalian Dongtai's research and development team specializes in environmental engineering, chemical engineering, water supply and drainage systems, surface treatment, biological engineering, metallurgy, machinery, electronics, and computer science. The Company provides significant input into the research of methods of industrial solid waste treatment and comprehensive waste utilization. Dalian Dongtai’s recognition for its scientific achievements in business operations includes the following:

•
Dalian Dongtai was awarded second prize of Dalian Technology Innovation for its Comprehensive Utilization and Disposal of Waste Organic Solvents system. The system has been listed as the "National Key Practical Technology for Environmental Protection" by the Ministry of Science and Technology and the State Administration of Environmental Protection of the PRC;

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

Dalian Dongtai has been granted five patents covering waste disposal systems and techniques by the PRC Patent Office. The following table identifies and describes those patents:

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

Research and Development

The Company considers research and development a key contributing factor to maintaining competitive edge over its peers. Dalian Dongtai typically spends 5% of its revenues on research and development activities. Projects which are the subject of research and development include:

•
Dalian Dongtai is conducting a joint research with Dalian-Onoda Cement Company Ltd., a Japan company, on waste processing technology with cement kiln with the objective of reducing the amount of waste going into land fills and incinerators by utilizing waste as the raw material for cement production.

•	We are developing a technology to utilize salt contained in the waste water through the evaporation and condensation process.
•	We are developing a process to combine combustible liquid and solid waste to produce a renewable fuel.
•	We are developing a process to utilize oily sludge generated from refineries through anhydration.
•
Dongtai Organic is actively seeking opportunities to process other degradable wastes, such as kitchen waste. A combination of sludge and kitchen waste can increase the volume of biogas and hence increase Dongtai Organic’s profitability.

For each of the two years ended December 31, 2009 and 2008 we expended $ 513,631 and $561,885, respectively, on research and development activities.

Operating Strategy

Our business strategy is designed to increase revenues and earnings through profitable growth and improving returns on invested capital. The components of our strategy include:

•	Maintaining commercialization of industrial solid waste treatment as our core business and maintaining a balanced business structure of the three business lines; ;
•	Expansion into municipal sludge treatment BOT projects with the goal of 30-40% of our revenues being provided by sludge treatment;
•	Promoting the installation of sludge treatment tanks in other cities to seize the market opportunity in the surge of sludge treatment;
•	Managing our businesses locally with a strong operating focus and emphasis on customer service;
•	Entering into new geographic markets in China; and
•
Maintaining our financial capacity and effective administrative systems and controls to support on-going operations and future growth. We are evaluating growth in our solid waste treatment operations through opportunities to cooperate with prominent domestic or overseas partners and attempts to integrate customer groups (for example, the refinery industry), to realize resource optimization.

•	We also plan to seek new BOT projects and acquire interests in existing projects.

Government Regulation

The industrial waste treatment business is still in its nascent stages in China. There are only a few coastal cities and several major cities in industrialized regions that have built or even plan to build industrial waste treatment facilities.

The industry has high barriers to entry due to the central government's strict licensing requirements. Both the Ministry of Environment Protection and local bureaus of environmental protection license and regulate companies engaged in waste disposal and treatment. The requirements for licensing have become more stringent and applicants must demonstrate, among other things, that they have a sufficient operating history and a sufficient number of professional technicians, as well as compliance with national and local environmental standards.

The State has also adopted Measures for the Administration of Permit for Operation of Dangerous Wastes (“Measures”). The Measures are intended to strengthen supervision and administration of activities relating to the collection, storage and disposal of dangerous wastes, and preventing dangerous wastes from polluting the environment.

Dalian Dongtai has been awarded an Environmental Protection Facility Operation License by the Ministry of Environment Protection. In addition, pursuant to the Measures, Dalian Dongtai has received a Permit for the Operation of Dangerous Wastes by the provincial Bureau of Environmental Protection. In addition, Dalian Dongtai’s license provides that it is exclusively responsible for the collection and processing of industrial waste in Dalian and the surrounding areas of Liaoning Province.

The Company believes that it currently complies with all licensing requirements relating to its business operations. However, there is no assurance that the central or provincial governments will not adopt new regulations or licensing requirements that will make it more difficult for Dalian Dongtai to operate in the environmental protection industry.

Competition

There are several large companies in China that engage in providing solid waste recycling services, the recovery and treatment of waste materials, the production and sale of recycled products, the operation of environmental protection facilities (BOT) and/or the manufacture of environmental protection equipment. In addition to Dalian Dongtai, these companies include Shenzhen Dongjiang Environmental Co., Ltd., Tianjin Hejia Veolia Environmental Service Co., Ltd., Hangzhou Dadi Environmental Protection Co., Ltd., and Shanghai Solid Waste Disposal Center. Dalian Dongtai and Shenzen Dongjiang provide the most extensive array of these services. Dalian Dongtai believes it is the only company offering a full range of services in Dalian and Liaoning Province.

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

We believe that we enjoy a competitive advantage over other companies engaged in the environmental protection industry, for reasons including:

•
Reputation – Dalian Dongtai has established itself as the leading environmental protection company in Liaoning Province, and an industry leader in all of China. Government officials consult Dalian Dongtai when drafting environmental protection legislation. Dalian Dongtai’s expanded facility has been included in the current national centralized hazardous waste disposal facility plan established by the National Development and Reform Commission.

•
Broad and Diversified Customer Base – Dalian Dongtai has a diverse customer base including some 650 companies engaged in private enterprises, municipal institutions and universities, including Canon, Pfizer, Toshiba and Panasonic (or their respective PRC affiliates). Management anticipates that as additional large multinational companies locate in Liaoning Province, Dalian Dongtai will be their first choice to provide environmental services. Dalian Dongtai holds both national and provincial operating permits.

•
Long-term Stable Relationships – Dalian Dongtai has an 19-year operating history and is committed to maintaining its customers by providing high quality products and services. Some of Dalian Dongtai’s customers, including Canon, Goodyear and Pfizer, or their PRC affiliates, have established strategic partnership with Dalian Dongtai since it commenced operations in 1991.

•
Comprehensive Services – Dalian Dongtai provides a comprehensive array of services including solid waste treatment, waste collection and transportation, environmental protection services, storage to landfill and on-site management. The broad range of services we offer allows us to customize a package of services to meet the needs of the large clients that we service.

•
Advanced Technologies – Dalian Dongtai designs and develops proprietary processes and technologies for use in providing its services. It has been awarded four patents in the PRC covering solid waste disposal and treatment processes, and two additional patent applications are pending. Dalian Dongtai, in conjunction with the Dalian University Institute for Eco-planning and Development, has established and operates the Dongtai Industrial Waste Disposal Technology Center. Dalian Dongtai also cooperates with experts in Canada and the United States to conduct research concerning eco-planning theory and policy, ecological efficiency evaluation and related activities, with the support of the Dalian University of Technology.

•
Experienced Management – Dalian Dongtai’s senior management has extensive experience in environmental protection. Mr. Dong Jinqing, our Chief Executive Officer, founded Dalian Dongtai in 1991, and has over 19 years experience in the field of environmental protection. Dalian Dongtai was one of the first companies to be granted a permit for the operation of environmental protection equipment by the State Environmental Protection Administration, and license to operate hazardous waste treatment and disposal facilities by the Liaoning Environmental Protection Bureau.

In addition to the competitive advantages we believe we enjoy, there are barriers to entering the solid waste and environmental services market, including:

•	Substantial capital investment required;
•	Retaining qualified management is difficult;
•	Difficulties in developing a customer base;
•	Government licenses and permits; and
•	Advanced technologies are difficult to develop.
.
Notwithstanding our competitive advantages and the barriers to entering the marketplace, there is no assurance that we will remain a competitive force in our industry, or that we will operate on a profitable basis.

Employees

As of December 31, 2009 Dalian Dongtai and its subsidiaries employs 446 registered full-time employees. The following table depicts the allocation of these employees.

Company	Senior Management	Technicians and Engineers	No. of Employees
Dalian Dongtai	10	24	256
Dongtai Water	2	2	19
Dongtai Organic	3	4	48
Zhuorui	5	11	95
Dalian Lipp	1	None	7
Yingkou	1	None	2
Sino-Norway EEC	1	None	5
Hunan Hanyang	3	None	12
Total	24	41	446

The Company has not experienced any work stoppages and it considers relations with its employees to be good. The Company anticipates hiring additional employees as it expands industrial waste treatment and disposal, and initiates new project.

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

In 2005 the Board of Directors of the Company decided to pursue other business opportunities. In November 2005, the Company acquired a 90% indirect ownership interest (through a wholly owned Delaware subsidiary known as DonTech Waste Services Inc., which was originally known as Dalian Acquisition Corp.) in Dalian Dongtai, in a reverse merger transaction. Dalian Dongtai had been founded on January 9, 1991 as a limited liability company under the PRC laws, with a total registered capital of $250,000.

As a result of the reverse merger, Dalian Dongtai became a joint venture with foreign investment under the laws of the PRC, with a total registered capital of $2.3 million. The formation of the joint venture was approved by Dalian Industry and Commerce Bureau, and the term of the joint venture is 12 years. A new business license was issued to Dalain Dongtai on October 10, 2005, and the registered capital has been fully paid as of April 2007.

On September 18, 2008, the Company formed Favour Group Ltd. as a British Virgin Islands corporation and a wholly-owned subsidiary of China Industrial Waste Management, Inc. Simultaneously the Company formed Full Treasure Investments Ltd. as a Hong Kong corporation and wholly-owned subsidiary of Favour Group Ltd. Favour Group Ltd. and Full Treasure Investments, Ltd. were established to facilitate the Company’s banking relationships.

In March 2009, Dontech Waste Services Inc. was merged with and into the Company and Dalian Dongtai became a direct 90%-owned subsidiary of China Industrial Waste Management, Inc.

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

Only those companies who have been granted a special operating license issued by the national and local governments are permitted to engage in the industrial waste treatment and disposal business in China. Dalian Dongtai's expansion project has been listed as one of the fifty-five items of the Hazardous Waste and Medical Waste Treatment Facility Construction Program approved by State Environmental Protection Administration. The national and local governments have strict requirements regarding the technology which must be employed and the qualifications and training of management of the licensee which must be maintained. Either the national or local government could determine at any time that we do not meet the strict requirements of technology or management and revoke our permit to engage in the industrial waste business in China. The termination of our licenses to operate would have a material adverse impact on our revenue and business.

If we fail to introduce new services or our existing services are not accepted by potential customers we may not gain or may lose market share.

Our continued growth is dependent upon our ability to generate increased revenue from our existing customers, obtain new customers and raise capital from outside sources. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of additional facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. For example, we anticipate that we will require approximately RMB40 million (approximately $5.85 million) in order to fund the balance of construction of an expansion project to upgrade Dalian Dongtai’s existing waste processing facilities, as well as approximately additional RMB14 million (approximately $2 million) to satisfy the operational requirements of Zhuorui. We anticipate that the total funding requirement (including the foregoing expenditures) that we will be needed to finance the construction and installation of additional facilities and to obtain additional equipment for Dalian Dongtai to accommodate a sharp increase in demand for its waste management services and more stringent regulatory criteria in environmental management, as well as to strengthen our presence outside of Dalian, China, through investment and/or acquisition is approximately RMB100 million (approximately $15 million). We anticipate that such funding will be provided through a variety of sources including bank loans, equity financing and net cash flow generated from operations.

It is likely that we will also seek participation in additional BOT projects or form joint venture projects, although no such projects have been identified by us at this time. In the future we may be unable to obtain the necessary financing for our capital requirements on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations; the condition of the PRC economy and the industrial waste treatment industry in PRC, and conditions in relevant financial markets in the United States, PRC and elsewhere in the world.

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

Our failure to retain the services of key personnel will affect our operations and results.

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

We may not be able to protect our processes, technologies and systems against claims by third parties.

Although we have five registered PRC patents and have applied for two other PRC patents in respect of the processes, technologies and systems we use frequently in our systems, we have not purchased or applied for any patents other than these as we are of the view that it may not be cost-effective to do so. For such other processes, technologies and systems for which we have not applied for or purchased or been licensed to use patents, we may have no legal recourse to protect our rights in the event that they are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive edge and our profitability may be reduced.

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

We are dependent on our major suppliers for the timely delivery of waste materials. The waste generated by our customers is the raw material for our waste treatment business. Therefore, our industrial solid waste treatment business will be influenced by the volume of waste generated from our clients. Should our major suppliers fail to deliver such materials on time, and if we are unable to source these materials from alternative suppliers on a timely basis, our revenue and profitability could be adversely affected.

We are subject to risks relating to BOT (Build-Operate-Transfer) projects in which we have started to invest.

Our 90% owned subsidiary, Dalian Dongtai, has begun to invest capital in BOT projects which require high up-front capital expenditures. Our returns from BOT projects are derived from fees paid by the PRC government and we expect to benefit from these BOT projects which are designed to generate a steady and recurring source of income for us over a sustained period of time - typically between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects and, therefore, the projected revenue stream that they create. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize. In addition, our lack of experience in administering BOT projects may negatively impact our ability to successfully manage the projects we have undertaken.

We are subject to risks relating to geographic expansion in other provinces/cities.

Our 90% owned subsidiary, Dalian Dongtai, has commenced its geographic expansion to other provinces/cities. For example, in May 2009, Dalian Dongtai formed Yingkou Dongtai, which is a 100%subsidiary that operates in the Coastal Industrial Base (the "Base") of Yingkou City, Liaoning Province. Yingkou Dongtai, is engaged in the recycling and disposal of industrial waste, the development and production of recycling products, the design and construction of environmental engineering, the treatment of environmental pollution, the manufacturing of environmental protection equipments, and the sales of chemical products (other than hazardous chemicals). Yingkou Dongtai intends to build and operate waste treatment facilities gradually, in line with the development of the Base. Currently, Yingkou Dongtai is building warehouses, and pursuing the collection, classification, and storage of industrial waste. In addition, on October 10, 2009, Dalian Dongtai consummated the acquisition of a 65% equity interest in Hunan Hanyang,which has the right to construct and operate the Hazardous Waste Treatment Center of Changsha City, Hunan Province for 25 years upon completion of construction. Hunan Hanyang is also authorized to perform collection, disposal and treatment of hazardous waste generated from 10 cities including Changsha, Zhuzhou, Changde, Yiyang, Xiangtan, Yueyang, Zhangjiakou, Huaihua, Loudi and Xiangxi in northern Hunan Province during the franchising period.

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

Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China

The fluctuation of the Renminbi may materially and adversely affect your investment.

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

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. In July 2008, the PRC government re-pegged the value of the RMB to the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a significant appreciation of the RMB against the U.S. dollar.

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

We have identified material weaknesses relating to our financial statements. While we have taken steps to remediate our material weaknesses, there is no assurance that we will not identify additional material weaknesses in the future.

We have, in the past, and during the year ended December 31, 2009, identified material weaknesses relating to our financial statements. While we have taken steps to remediate our material weaknesses, there is no assurance that these weaknesses will, in fact, be remedied, or that we will not identify additional material weaknesses in the future. As disclosed elsewhere in this report under Item 9(A)(T) – Controls and Procedures, it will be necessary for us to monitor certain aspects of our internal operations on a continuing basis in order to provide for effective controls and procedures. There is no assurance that we will be successful in these efforts.

Risks Related to Our Common Stock

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 68.0% of our common stock. Dong Jinqing, our Chairman, President and Chief Executive Officer, beneficially owns 9,847,900 shares (approximately 64.5%) of our common stock. As a result, Mr. Dong is and will continue to be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Mr. Dong’s interests may differ from other stockholders. Additional information relating to the beneficial ownership of our securities is contained elsewhere in this report under “Security Ownership of Certain Beneficial Owners and Management.”

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

We believe that our common stock is currently covered by an exemption from the “penny stock” rules based upon, among other things, the net tangible value of our assets. However, in the event that we no longer qualify under the exemption and our common stock is considered a “penny stock,” there may develop an adverse impact on the market, if any, for our securities. In that event investors will find it more difficult to dispose of our securities, in part, because it may be more difficult: (a) to obtain accurate quotations, (b) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (c) to obtain needed capital.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

The following table describes improved properties used by the Company in connection with its businesses operations in the People’s Republic of China:

Address	Function	Area (square meter)	Nature of Interest
No.1, Huaihe West Road, Dalian Development Area	Office building , electronic waste disposal workshop and warehouse	4,074	Owned

No.1-1, Huaihe West Third Road, Dalian Development Area	Warehouse and workshop	1,958	Owned

No. 100, Tieshan West Road, Dalian Development Area	Warehouse, Industrial effluent treatment station	1,941	Owned

No.6, Haiqing Island, Dalian Development Area	Office building, and hazardous waste landfill	899	Owned

No. 85, Dagu Hill, Dalian Development Area	Project under construction	N/A	Owned

Qianguan Village, Ganjingzi District, Dalian	Ordinary waste landfill	N/A	Lease

Room 1509, 1510 & 1709, Rainbow Building, No.23, Renmin Road, Zhongshan District. Dalian	Office	566	Lease (1)

Xiajiahezi Villiage, Ganjingzi District, Dalia	Office building, sewage and sludge processing plant	7,432	Owned

Dalian Huayuankou Industrial Zone	Office building, and waste catalyst recycling plant	22,789	Owned

Yingkou Coastal Industrial Base	Project under construction	N/A	Owned

No. 118, Wanjiali Road, Changsha	Offfice	95	Lease

(1) These properties are owned by Dalian Lida Environmental Engineering Co., Ltd. or Dalian Bofa Chemical Material Co., Ltd., both of which are related parties, and their use is provided to the Company without charge.

The following table describes land used by the Company in connection with its business operations. The Company acquires land use right by two means, i.e., compensatory transfer and government assignment. A Compensatory transfer refers to situations in which the local Government designates a specified area of State owned land under stipulated terms and conditions (such as the duration of the transfer period and the nature of usage of the land) for development and operation by the transferee of the land use rights, for which the transferee is required to pay a transfer fee for the right to use the land. In a Government assignment, the local Government assigns a specified area of State owned land under stipulated terms and conditions (such as the nature of usage of the land) for development and operation by the transferee of the land use right, for which the transferee is not required to pay compensation, and in connection with which, no transfer period is stipulated. In both compensatory transfers and government assignments, ownership of the land remains vested in the People’s Republic of China.

Address	Area (square meter)	Means of acquisition	Starting Date	Expiry Date	Status
No.1, Huaihe West Road, Dalian Development Area	8,433	Compensatory transfer	01/01/ 2003	01/01/ 2053	Mortgaged

No. 100, Tieshan West Road, Dalian Development Area	6,784	Compensatory transfer	01/01/ 2003	01/01/ 2053	Mortgaged

No.1-1, Huaihe West Third Road, Dalian Development Area	1,841	Compensatory transfer	04/14/ 2003	04/13/ 2053	Mortgaged

No.6, Haiqing Island, Dalian Development Area	10,500	Government assignment	N/A	N/A	Unmortgaged

No. 85, Dagu Hill, Dalian Development Area	61,535	Compensatory transfer	07/28/ 2003	07/27/ 2053	Mortgaged

Dalian Huayuankou Industrial Zone	56,397	Compensatory transfer	06/06/ 2007	06/06/ 2057	Mortgaged

Xiajiahezi Villiage, Ganjingzi District, Dalia	31,513	Government assignment	N/A	N/A	Unmortgaged

Xiajiahezi Villiage, Ganjingzi District, Dalia	24,740	Government assignment	N/A	N/A	Unmortgaged

Yingkou Coastal Industrial Base	25,000	Compensatory transfer	03/24/ 2010	12/23/ 2056	Unmortgaged

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, from time to time, we may become party to various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result may be detrimental to our operations, our financial condition and/or our results of operations.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters.

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “CIWT.”

The following table sets forth the high and low prices of the Company’s common stock, as reported by Morningstar Financial for each quarter since January 1, 2008. All information has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

March 31, 2008	$3.05	$1.30
June 30, 2008	$6.50	$1.70
September 30, 2008	$5.00	$3.00
December 31, 2008	$3.45	$1.30
March 31, 2009	$1.95	$1.06
June 30, 2009	$2.30	$1.31
September 30, 2009	$1.88	$1.56
December 31, 2009	$2.59	$1.61

As of March 30, 2010, the last reported sale price of our common stock as reported on the OTCBB was $2.85 per share. As of March 30, 2010 there were 15,336,535 shares of our common stock issued and outstanding, and there were approximately 237 holders of record of our outstanding shares.

Dividend Policy

The payment of dividends, if any, is to be within the discretion of the Company’s Board of Directors and will be contingent upon the Company’s revenues and earnings, capital requirements, financial condition and the ability of Dalian Dongtai to obtain approval to get monies out of the PRC. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

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

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the audited combined and consolidated financial statements of the Company and the notes thereto included in this report. Readers should also carefully review the risks and uncertainties described elsewhere in this report under “Risk Factors.”

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “believe,” and similar language. The forward-looking statements are based on the current expectations of management and are subject to certain risks, uncertainties and assumptions, including those described elsewhere in this report under “Risk Factors.” Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them. Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, in which we discuss in greater detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all of the risks and uncertainties that could affect us.

OVERVIEW

Business

China Industrial Waste Management, Inc., which, through its indirect 90% owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”), has engaged in industrial solid waste treatment since 1991 and is now the largest industrial solid waste management enterprise in Northeast China. The Company’s operations are conducted primarily in three areas:

•
Industrial Solid Waste Treatment and Recycling: Dalian Dongtai provides services including the collection, storage, transportation, disposal and incineration of industrial waste, as well as the landfill of general and hazardous industrial waste.

•	Municipal Sewage Water Treatment: Dalian Dongtai’s 80% subsidiary, Dongtai Water, commenced operations in June 2008 to process domestic sewage generated from a portion of Dalian City.

•
Municipal sludge treatment (sludge-to-energy): Dalian Dongtai’s 52%-owned subsidiary, Dongtai Organic, which became operational in 2009, has implemented a centralized processing of wastewater sludge derived from all sewage treatment plants in urban Dalian City.

Business Model

There were two sources contributing to the Company’s revenue stream in fiscal 2009, i.e. a. revenue from industrial solid waste and b. sewage treatment. They accounted for 91% and 9% respectively of revenues for 2009. It is anticipated that revenue from sludge processing fees and sales of biogas (methane) will contribute to revenues in 2010.

a) Industrial Solid Waste

Dalian Dongtai generates revenues from its receipt of waste management service fees and sales of recycled commodities. Our diverse customer base includes companies engaged in the electronic, chemical, petrochemical, mechanical treatment, pharmacy, shipbuilding and automobile making industries, and industrial solid wastes include solvent, remnants of chemical, waste catalysts, grinding fluids, cutting fluids, oily sludge, slag, foundry sand and industrial waste water.

The typical waste management contract with a client is renewable every year, and the service fee charged to the customer is based on the volume of waste produced. Most of our clients make payments on a monthly basis. In 2009, the Company received approximately $6 million in solid waste treatment service fees from its 777 customers and processed an aggregate of approximately 53,980 tons of industrial solid waste. Revenues from sales of recycled commodities reached $3.63 million in 2009. Sales of cupric sulfate accounted for approximately 34% of the subtotal of sales from recycled commodities.

b) Sewage Treatment

Dongtai Water, which is a BOT (Build-Operate-Transfer) plant with a 20 year franchised right, commenced operations in June 2008 to process domestic sewage generated from a portion of Dalian City. The plant’s designed capacity is 30,000 tons/day and it has reached its full capacity. The payment of sewage treatment fees, which is based on the volume of waste water processed, is paid by the local government on monthly basis.

Market Opportunities

a)	Industrial Solid Waste

The volume of solid waste generated is highly correlated with resource utilization rate, industrial production scale and consumption. Based upon statistics of the National Bureau of Statistics, China, the annual growth rate in China for industrial waste generation remains at more than 10%, along with the rapid growth of GDP. In addition, according to statistics of the Ministry of Environmental Protection, PRC, for 2008 the production of industrial waste was 1.9 billion tons, including 13.57 million tons of hazardous industrial waste, of which approximately 6.39 million tons of hazardous waste hadn’t been disposed of properly.

Source: National Bureau of Stastics, China

Liaoning and Hunan Provinces in China, in which the Company operates or intend to operate its industrial solid waste management business, are in the midst of industrialization. Liaoning Province is a heavy industry base with a diverse base of companies engaged in the petrochemical, steel and iron, equipment engineering, shipbuilding, automobile making and pharmacy industries. In addition to having similar components of industrial structure, due to economic development and increasing labor cost in eastern cities, Hunan is attracting manufacturing plants from coastal provinces to inland provinces. We believe that strong economic performance will enhance rapid growth of our industrial solid waste business.

b)	Municipal Sludge Treatment

Municipal sludge is generated from municipal sewage treatment plants. While the central government has determined to increase the urban sewage treatment rate to 60% by the end of 2010, by that time it is expected that sludge generated from sewage treatment plants throughout the country will reach an aggregate of 30 million tons per year. Due to the massive volume of sludge and the severe pollution it causes in China, sludge treatment has garnered increasing government attention; however, at this time only a few metropolitan cities such as Beijing, Shanghai and Guangzhou have established sludge treatment facilities, and these facilities are not equipped to satisfy the needs for sludge processing in these cities.

Management anticipates the next ten years will see a surge in demand for sludge and other degradable waste treatment as a result of shortage in sludge treatment facilities. For example, in Liaoning Province there are currently 42 sewage treatment plants processing 4 million tons of waste water every day, and these sewage treatment plants generate approximately 1 million tons of sludge annually (per Liaoning Academy of Environmental Science statistics). Our treatment plant that is operated by Dongtai Organic in Dalian City is currently the only sludge treatment facility in Liaoning Province. We believe that the shortage of sludge treatment facilities in Liaoning Province is a microcosm of the problem that exists throughout China.

Operating Strategy

Our business strategy is designed to increase revenues and earnings through profitable growth and improving returns on invested capital. The components of our strategy include:

•	Maintaining commercialization of industrial solid waste treatment as our core business and maintaining a balanced business structure of the three business lines; ;
•	Expansion into municipal sludge treatment BOT projects with the goal of 30-40% of our revenues being provided by sludge treatment;
•	Promoting the installation of sludge treatment tanks in other cities to seize the market opportunity in the surge of sludge treatment;
•	Managing our businesses locally with a strong operating focus and emphasis on customer service;
•	Entering into new geographic markets in China; and
•
Maintaining our financial capacity and effective administrative systems and controls to support on-going operations and future growth. We are evaluating growth in our solid waste treatment operations through opportunities to cooperate with prominent domestic or overseas partners and attempts to integrate customer groups (for example, the refinery industry), to realize resource optimization.

•	We also plan to seek new BOT projects and acquire interests in existing projects.

Risks

There are numerous risks and uncertainties that may affect the Company's results of operations and profit forecasts, including:

•	A macroeconomic decline may adversely impact on industrial solid waste management businesses.
•
Due to an imbalanced regulatory infrastructure in different areas of China, the enforcement of environmental protection laws and inconsistent environmental protection policies may lower the rate of industrial solid waste business growth in regions where we have a business presence.

•	A lack of efficiency on the part of the local government in providing the necessary approvals for sludge/sewage treatment plants may result in operational delays and postponements.
•	Our ability to attract and retain qualified managerial and technical personnel to enhance the company’s geographic expansion in future.

Other risks and uncertainties associated with our operations are described elsewhere in this report under “Risk Factors.”

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the combined and consolidated financial statements and notes appearing elsewhere in this annual report.

Revenues

We generate revenue primarily from two sources, i.e., fees charged to customers for waste collection, transfer, recycling and disposal services (including service fees for waste water treatment), and sales of recycled commodities. We consider our collection and disposal operations and reclamation of reusable substances as our core business. Revenues from service fees accounted for 66% and 61% of revenues in fiscal year 2009 and 2008, respectively.

Total revenue for the year ended December 31, 2009 was $10,561,470, a decrease of $2,838,414 or 21.18% from $13,399,884 for the same period in 2008. The decrease in revenue is mainly attributable to the shrinkage of our customer’s production and unfavorable market price as a result of the economic downturn. A majority of our clients are export-oriented companies and they were heavily affected by the reduced demand from overseas market especially in the first half of 2009. Although the total volume of industrial solid waste treated caught up in the second half of 2009 (due in large part to an increase in a certain type of waste derived from a new customer), the gross profit margin for this type of waste is less attractive than for other types. As a result, despite our treatment of a higher volume of waste in 2009, solid waste disposal fees decreased from 2008 levels. We have seen signals of a strong recovery from the recession since the third quarter of 2009, as the demand from existing customers and new customers increased significantly, and we expect this trend to continue in 2010 and thereafter.

	Years Ended December 31,
	2009	2008
Service fees	$6,928,840	$8,182,379

Sales of cupric sulfate (1)	1,244,441	1,806,721

Sales of recycled commodities (2)	2,388,189	3,410,784

Total	$10,561,470	$13,399,884
Notes: (1) cupric sulfate is included in the sales of recycled commodities and it is segmented because its sales account for more than 10% of total revenue.
 (2) Represents revenues from sales of recycled commodities other than of cupric sulfate.

Service fee revenue for the year ended December 31, 2009 was $6,928,840 which accounted for 65.6% of total revenue for this year, a decrease of $1,253,539 or 15.3% over the $8,182,379 in service fee revenue we generated in the year ended December 31, 2008. Service fees accounted for 61.1% of our total revenue for the year ended December 31, 2008.

Sales of cupric sulfate for the year ended December 31, 2009 were $1,244,441 or 11.78% of total revenue while that for the year ended December 31, 2008 was $1,806,721 or 13.48% of total revenue. The decrease in sales of cupric sulfate is attributable to the unfavorable market price caused by the global economic recession. The average selling price of cupric sulfate fell 32% in 2009 compared with that in 2008, which caused the sales decrease.

Sales of recycled commodities were $2,388,189 or 22.6% of total revenue for the year ended December 31, 2008. Sales of recycled products in 2009 decreased by $1,022,595 or 29.98% over the year ended December 31, 2008. Due to a scaling down in production by our clients, both the volume and selling price of scrap material decreased sharply. For example, the volume of plastic, slag and waste oil decreased 62.9%, 39.3% and 35.2%, respectively, in comparison with those of 2008. Average selling prices for cooper powder , aluminum sheet, tin and iron scrap in 2009 decreased by 34%, 34%, 27% and 22%, respectively, in comparison with those in 2008.

Cost of Revenues

Costs of revenues primarily include labor expenses (salaries, benefits, insurance and other benefits), depreciation, materials, transportation costs, rent, repair costs and other sundry expenses. Costs of revenue increased by $31,055 from $4,154,644 for the year ended December 31, 2008 to $4,185,699 for the year ended December 31, 2009.

	Years Ended December 31,
	2009	2008
Cost of service fees	$1,880,763	$1,547,677

Cost of cupric sulfate	765,011	740,881

Cost of other recycled commodities	1,539,925	1,866,086

Total	$4,185,699	$4,154,644

Costs related to providing services increased by $333,086 from $1,547,677 for the year ended December 31, 2008 to $1,880,763 for the year ended December 31, 2009. There are three contributing factors that can be identified, i.e., (1) our clients seek to offset our waste treatment fees by charging us for some of the “valuable” waste they generate, (2) increasing transportation costs attributable to greater expenditures for gasoline and insurance; and (3) maintenance costs associated with general industrial waste landfill caused by rise in raw materials and accessory materials.

Costs related to producing recycled waste products (including cupric sulfate and other recycled commodities) decreased by $302,031 from $2,606,967 for the year ended December 31, 2008 to $2,304,936 for the year ended December 31, 2009.

Gross Profit Margin

The gross profit margin for the ended December 31, 2009 was 60% whereas that for fiscal year 2008 was 69%. The primary reason for the 9% drop in the Company’s gross profit margin is attributable to the decline in recycled commodities.  There are three material factors that impacted the 11.5% drop in gross profit margin in recycled commodities for the year ended December 31 2009

a)	Higher cost to acquire etchant, which is used as raw material to produce cupric sulfate, compared with that of 2008.

b)
As a direct consequence of the economic downturn, the selling price of our products and scrap materials decreased significantly. For example, the average unit price for cupric sulfate in 2009 decreased 32% compared with that of 2008. Similarly, market prices for other key recycled commodities, such as plastic, metal and waste oil also dropped between 20% and 35%.

c)
Due to our clients’ reduced production, the volume of recycled commodities we generated also decreased. Although the quantity of each specific type of recycled commodity fluctuated, in the aggregate the volume of recycled commodity we generated dropped from 8,308 tons in 2008 to 6,029 tons in 2009, a 27.4% decrease.

Operating Expenses

	Years Ended December 31,
	2009	2008
Selling expenses	$501,080	$806,438

General and administrative expenses	4,630,665	2,793,120

Total operating expenses	$5,131,745	$3,599,558

Total operating expenses for the year ended December 31, 2009 was $ 5,131,745 which represents an increase of $1,532,187 from $3,599,588 or a 42.6% increase for the year ended December 31, 2009. General and administrative expenses (“G&A expense”) increased by $1,837,545 or 66% for the year ended December 31, 2009 as compared with that of the year ended December 31, 2008. There are four primary reasons for the significant increase in G&A expenses: (1) For the year ended December 31, 2008, R&D expenses in the amount of $552,423 were allocated into manufacturing expense and selling expense, amounting to $168,117 and $384,306, respectively. While for the year ended December 31, 2009, Dalian Dongtai allocates all R&D expense in the amount of $513,632 into G&A expense.(2) For the year ended December 31, 2009, the Company did not meet the goal set forth in the Performance Escrow Agreement, and 222,222 shares of the Company’s common stock held by a major stockholder will be disbursed to the investors. The fair value of the shares, amounting to $565,050, was recorded into G&A expense. (3) For the year ended December 31, 2009, the increase of Zhuorui’s G&A expenses accounted for from depreciation of newly constructed buildings amounted to $211,509. The construction of buildings was completed toward the end of 2008.(4) As a result of equity exchange between entities under common control, the financial statements and financial information presented also include the combined revenues, expenses and cash flows of Dongtai Organic. Dongtai Organic’s G&A expense increased by $414,276 for the year ended December 31, 2009 in compare with the year ended December 31, 2008.

Other Income

For the year ended 2009, the Company recognized government grants revenue of $272,121.

In 2009, the Company acquired a 65% equity interest in Hunan Hanyang for an aggregate price of approximately $2.2 million (RMB15 million). The fair value, which is determined, based on an evaluation performed by an independent third party appraiser and an internal evaluation performed by the Company’s management, the management decides that the excess($614,397) was treated as bargain purchase and was recognized in earnings as a gain attributable to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2009, we had a working capital surplus of $1,658,294 as compared to deficiency of $377,071 as of December 31, 2008. The improvement primarily results from cash generated by operating activities, bank borrowings, and government subsidies.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our planned ongoing construction and day to day business operations. In addition to working capital to support our routine activities, we will also require funds for the construction and upgrading of crucial facilities, acquisition of assets and/or equity, and repayment of debt.

We anticipate that our various projects will require us to invest an aggregate of approximately RMB 89 million (approximately $13 million) in 2010. We will fund this investment through a combination of operating activities, bank loans, government subsidies, and sales of our securities. While we anticipate that we will be able to secure necessary funding as and when needed, there is no assurance that such will be the case. If we are unable to secure funding as and when needed, our projects may be delayed which may, in turn, cause delays in generating revenues from the affected projects, and may reduce our profitability.

The following table provides certain selected balance sheet comparisons between the years ended December 31, 2009 and December 31, 2008.

	As of December 31,		Increase/(Decrease)	Percentage
	2009	2008

Working Capital	1,658,294	(377,071)	2,035,364	(539.78%)

Cash	11,419,129	5,710,784	5,708,345	99.96%

Notes receivable	335,780	-	335,780	-

Accounts receivable, net	2,021,421	2,414,257	(392,836)	(16.27%)

Construction reimbursement receivable	846,270	-	846,270	-

Other receivable	91,872	108,304	(16,432)	(15%)

Inventory	2,085,029	2,375,938	(290,909)	(12.24%)

Advances to suppliers	800,694	550,931	249,763	45.33%

Deferred expense	14,650	17,589	(2,939)	(17%)

Total current assets	17,614,845	11,177,803	6,437,042	58%

Total assets	67,318,256	42,599,573	24,718,683	58%

Accounts payable	418,435	780,458	(362,023)	(46.39%)

Short-term loan	6,739,038	3,371,198	3,367,840	99.90%

Taxes payable	200,957	215,240	(14,283)	(7%)

Advance from customers	544,125	539,013	5,112	1%

Deferred sales	958,930	972,143	(13,213)	(1.36%)

Accrued expenses	301,531	361,111	(59,580)	(16%)

Construction projects payable	3,932,297	4,823,973	(891,676)	(18.48%)

Other payables	235,211	213,248	21,963	10.30%

Long-term loan – current portion	2,245,125	-	2,245,125	-

Related party payable	380,902	278,490	102,412	37%

Total current liabilities	15,956,551	11,554,874	4,401,677	38%

Total liabilities	32,786,587	13,231,983	19,554,604	148%

Current assets as of December 31, 2009 increased by $6,437,042 or approximately 58% from that of December 31, 2008, and reflect increases in items including cash and cash equivalents, notes receivable, and construction reimbursement receivable, etc. Current liabilities as of December 31, 2009 increased by $4,401,677 or approximately 38% from that of December 31, 2008. This reflects increases in short-term loans, and Long-term loan – current portion.

Cash Flows

	Year Ended December 31,
	2009	2008
Net cash provided by operating activities	$2,021,512	$4,489,505

Net cash used in investing activities	(17,905,977)	(9,545,103)

Net cash provided by financing activities	20,794,601	5,204,533

Net cash provided by operating activities:  Net cash provided by operating activities for the year ended December 31, 2009 decreased by $2,467,993 or 55% as compared with that of the year ended December 31, 2008.

The sharp decrease was mainly attributable to the decrease of operating revenue and net income. Due to the adverse impacts of the global economic crisis, the operating revenues for the year ended December 31, 2009 decreased by $2,838,414 or 21% as compared with that of the year ended December 31, 2008. The net income for the year ended December 31, 2009 decreased by $3,330,565 or 63% as compared with that of the year ended December 31, 2008.

Net cash used in investing activities: Net cash used in investing activities for the year ended December 31, 2009 increased by $8,360, 874 as compared with that of the year ended December 31, 2008.

In September 2009, the Company acquired 65% equity interest in Hunan Hanyang for an purchase price of RMB15,000,000 (approximately $2,195,968), payable in cash. In December 2009, the Company purchased additional 3% interest interests in Dongtai Organic for a purchase price of RMB1, 200,000 (approximately $175,677).

In August 2009, the Company invested RMB600, 000 (approximately $87,839) into a newly established company named Xiangtan Luyi Dongtai Industrial Waste Treatment Co. Ltd., in which the Company owns a 15% equity interest.

In 2009, the facility constructions of the Company’s expansion project that is also known as the Centralized Hazardous Waste Treatment Center of Dalian City, the Hazardous Waste Treatment Center of Changsha City, Hunan Province (the “Center”), and Dongtai Organic, and Zhuorui’s trial production were carried out.

As of December 31, 2009, the construction of the expansion project and the Center, and Zhuorui’s trial production were still in progress. The construction of Dongtai Organic was completed.

In 2009, the Company acquired a land use right that is located in the Coastal Industrial Base of Yingkou City, Liaoning Province, PRC for a consideration of RMB1,510,000 (approximately $221,061).

Net cash provided by financing activities: Net cash provided by financing activities for the year ended December 31, 2009 increased by $15,590,068 as compared with that of the year ended December 31, 2008.
In 2008, the Company accomplished three rounds of private placement and $750,000 of the capital raised was temporarily frozen in an escrow account. The fund was released in 2009 upon satisfaction of specific terms in the placement agreement.

In July 2009, the Company received a subsidy from the central government of PRC in the amount of RMB10, 000,000 (approximately $1,465,008) to support the construction of the Centralized Hazardous Waste Treatment Center of Dalian City that is located in Dalian Development Area.

In 2009, the Company repaid short-term bank loan in the amount of RMB23, 000,000 (approximately $3,367,151), and acquired new short-term bank loans to fund day to day operating activities in the amount of RMB46,000,000 (approximately $6,734,302).

In 2009, the Company acquired long-term banks loans in the amount of RMB110, 000,000 (approximately $16,103,767), which are used in the facility construction of Dongtai Water and Dongtai Organic. The loans are scheduled to be repaid by installments. As of December 31, 2009, the first installment in the amount of RMB781, 250 (approximately $114,373) has been repaid.

Off Balance Sheet Arrangements

As of December 31, 2009, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that there is a material weakness in our disclosure controls and procedures as of December 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.” Company management has concluded that, as of December 31, 2009, the following material weakness existed:

•	We had an insufficient familiarity with generally accepted accounting principles in the United States (“US GAAP”).
•	The Company was unable to ensure that all information required to be disclosed in our filings was accumulated and communicated to management to allow timely decisions regarding required disclosure.
•	The Company is lacking qualified resources to perform the internal audit functions properly; and the scope and effectiveness of the Company’s internal audit function are yet to be developed.

Remediation Initiative:

•	Externally, we will continue the process of improving the Company’s internal control system based on COSO Framework under a consulting firm’s assistance.
•	Began the process of sourcing a consultant experienced in accounting principles generally accepted in the Untied States, including internal controls over financial reporting.
•	Internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has determined that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

The following table sets forth information as of the date of this report with respect to the directors and executive officers of the Company.
Name	Position

Dong Jinqing	Chairman of the Board, Chief Executive Officer and Director

Li Jun	Chief Operating Officer and Director

Guo Xin	Chief Financial Officer and Director

Wong Heung Ming Henry	Director

Francis Nyon Seng Leong	Director

Wu Chunyou	Director

Zhang Long	Director

Zhang Dazhi	Corporate Secretary

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

Wong Heung Ming Henry (a/k/a Henry Wong), FCCA, FCPA, CIA, age 41, was appointed as a director of the Company on April 27 2009. Currently, he is also the head of internal audit of Maoye International Holdings Limited, a Hong Kong listed company, since Oct 2010. Since September 2007, Mr. Wong has been the internal auditor for Xinhua Finance Media Ltd. (NASDAQ: XSEL), a company engaged in advertising and media relations located in Beijing, China. From September 2004 until September 2007, he served as an auditor with PricewaterhouseCoopers’ Zhong Tian CPAs Ltd.’s division located in Beijing. From 2002 to 2003, Mr. Wong served as internal audit manager of the Hong Kong and China Gas Company Limited. From 1993 to 2002, he was employed on the audit staff of Deloitte & Touche Corporate Finance Limited and Deloitte & Touche Tohmatsu Hong Kong. Mr. Wong has 17 years of experience in financing, internal controls and auditing. He was awarded a Master of E-commerce Degree from Open University of Hong Kong in 2002, and a Bachelor of Arts Degree in Accounting from the City University of Hong Kong in 1993. Mr. Wong is also a member of the Association of Chartered Certified Accountants, a member of the Hong Kong Institute of Certified Public Accountants and a Certified Internal Auditor.

Francis Nyon Seng Leong, age 66, was appointed as a director of the Company on April 27, 2009. Since October 2003, Mr. Leong has served as a financial consultant for Sungai River Inc., an international financial consulting firm located in Calgary, Alberta, Canada. During his distinguished career in public finance, Mr. Leong has served at various times as Finance Officer for the City of Calgary, Alberta, as well as its Controller of Transit Transportation, Waterworks, Sanitary and Storm Sewers, Assistant Controller of Electric Systems and as its City Treasurer and General Manager of Finance. Mr. Leong was awarded a Master of Public Administration Degree from Brigham Young University,  Provo, Utah, in 1975 and a Bachelor of Commerce Degree from National Chengchi University, Taipei, Taiwan, in 1968. Mr. Leong also serves as Board Director of Boyuan Construction Group Inc (BOY- TSXV), China Infrastructure Construction Corporation (CHNC.OB) and Andatee China Marine Fuel Services Corporation (AMCF.NASD)

Wu Chunyou, age 65, was appointed as a director of the Company on April 27, 2009. Mr. Wu has been employed as a Professor of Business Administration at the Dalian University of Technology since 1992. He also serves as an independent director and member of the compensation committee of Dalian Thermal Power Company, Dalian, China. Mr. Wu completed his studies at the Tsinghua University School of Economics and Management and Dalian University of Technology.

Zhang Long, age 37, was appointed as a director of the Company on April 27, 2009. From 2005 to 2008, he was employed as an attorney for Beijing Zedu Law Firm. Since 2008, Mr. Zhang has been the principal of the Zhang Long Law Firm in Beijing, China. Mr.Zhang received his Bachelor of Law Degree from Northwest University of Politics and Law, Xian City, China, in 1996.

Mr. Zhang Dazhi, age 33, has served as the Company’s Corporate Secretary since March 2008. He has engaged in Investor Relations Management since he joined Dalian Dongtai in 2004. Mr. Zhang was awarded a Master’s degree in International Banking and Financial Studies from the University of Southampton (United Kingdom) in 2004.

Directors will serve until our next annual meeting, or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board.

Family Relationship

There are no family relationships among our directors or officers

Director Compensation

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board.

Commencing in 2009, our non-employee PRC-residing directors were paid $1,250 per quarter for their services as directors, and our nonPRC-based director (Mr. Francis Nyon Seng Leong) received $4,500 per quarter for his services. In consideration for agreeing to serve as a director of the Company, Mr. Francis received options to purchase an aggregate of 20,000 shares of our common stock under the Company’s 2006 Equity Incentive Plan. The options are exercisable commencing on June 30, 2009 and terminating at 5:00 pm Dalian, China time on March 31, 2012, subject to four vesting periods within 12 months period.  Each independent director who acts as Chair of the Audit Committee and Nominating, Governance and Compensation Committee receives an additional $500 per quarter.

Non-employee directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors and for meetings of any committees of our Board of Directors on which they serve. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of shareholders. Periodically, our Board of Directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.

The following table provides information concerning the compensation of our directors, for services as members of our Board of Directors for fiscal 2009. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718 compensation-stock compensation.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Dong Jinqing	0	0	0	0	0	0	0
Li Jun	0	0	0	0	0	0	0
Guo Xin	0	0	0	0	0	0	0
Wong Heung Ming Henry	7,000	0	0	0	0	0	0
Francis Nyon Seng Leong	20,000	0	11,400	0	0	0	0
Wu Chunyou	5,000	0	0	0	0	0	0
Zhang Long	5,000	0	0	0	0	0	0

Committees of the Board

Audit Committee

Our Board of Directors established an Audit Committee on May 8, 2009 and appointed Mr. Wong Heung Ming Henry, Mr. Francis Nyon Seng Leong and Mr. Wu Chunyou as our Audit Committee members. Mr. Wong Heung Ming Henry was appointed as the Chairman of our Audit Committee. Each member of the Audit Committee is “independent” within the meaning of Section 803A(2) of the NYSE Amex Company Rules and Section 10A(m) of the Securities Exchange Act of 1934.

The Board of Directors has adopted a charter to govern the activities of the Audit Committee. A copy of our Audit Committee Charter is available on the Company’s website at www.chinaciwt.com. The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities with respect to:

(i)	the integrity of the Company’s financial statements,
(ii)	the Company’s compliance with legal and regulatory requirements,
(iii)	the independent auditors’ qualifications and independence,
(iv)	the performance of the independent auditors; and
(v)	such other duties as may be directed by the Board.

In this role, the Committee appoints the independent auditors and reviews and approves the scope of the audit, the financial statements and the independent auditors’ fees.

The Audit Committee exercises the powers of the Board of Directors in connection with our accounting and financial reporting practices, and provides a channel of communication between the Board of Directors and independent registered public accountants.

Nominating, Governance, and Compensation Committee

Our Board of Directors established a Nominating, Governance, and Compensation Committee on June 30 2009 and appointed Mr. Francis Nyon Seng Leong, Mr. Wong Heung Ming Henry and Mr. Zhang Long as Nominating, Governance, and Compensation Committee members. Mr. Francis Nyon Seng Leong was appointed as the Chairman of our Nominating, Governance, and Compensation Committee. Each member of the Nominating, Governance, and Compensation Committee is “independent” within the meaning of Section 803A(2) of the NYSE Amex Company Rules and Section 10A(m) of the Securities Exchange Act of 1934.

The Board of Directors adopted a Nominating, Governance, and Compensation Committee Charter to govern the activities of the Nominating, Governance, and Compensation Committee. A copy of our Nominating, Governance, and Compensation Committee Charter is available on the Company’s website at www.chinaciwt.com. The Nominating, Governance, and Compensation Committee identifies and considers candidates for board membership, oversees and administers our executive compensation programs and periodically review corporate governance principles as are approved and adopted by the Board of Directors and recommend that the Board of Directors adopt such changes as the Committee deems appropriate.

Policy Regarding Shareholder Recommendations for Directors

Our Board of Directors has not yet adopted a policy for the consideration of director nominees that may be recommended by our shareholders. To date, we have not received any shareholder recommendations for directors. During 2010,.the Nominating, Governance, and Compensation Committee expects to consider implementation of a policy relating to stockholder recommended director nominees.

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

Our Board of Directors had determined that our Chairman of the Audit Committee, Mr. Wong Heung Ming Henry, qualifies as an “audit committee financial expert” as defined under Rule 407(d)(5) of Regulation S-K.

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

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or person’s performing similar functions. It was filed as Exhibit 14 to the Quarterly Report on Form 10-Q filed by the Company on May 15, 2008. A copy of our Code of Ethics is also available on the Company’s website at www.chinaciwt.com.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 as of December 31, 2009. The value attributable to any option awards is computed in “ASB ASC Topic 718 compensation-stock compensation.”

Summary Compensation Table

Name and principal	Year	Salary	Bonus	Stock Awards	Value of Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
position		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dong Jinqing	2009	15,872	75,549	-	155,200	-	-	-	246,621
CEO (1)	2008	15,175	69,088	-	-	-	-	-	84,263
Li Jun	2009	14,006	72,914	-	97,000	-	-	-	183,920
COO	2008	13,525	66,911	-	-	-	-	-	80,436
Guo Xin	2009	12,488	38,067	-	87,300	-	-	-	137,855
CFO	2008	12,119	30,747	-	-	-	-	-	42,866

(1) Mr. Dong is provided with the use of a car and driver, the value of which is less than $10,000.
(2) The amounts in this column represent the compensation cost of stock options awarded by the Board, except that these amounts do not include any estimate of forfeitures. The grants for Mr. Dong Jinqing, Mr. Li Jun and Ms. Guo Xin were awarded on November 9, 2009. The grant date fair value of option awards granted were determined in accordance with FASB ASC 718(previously SFAS123(R)) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, with the following assumptions: expected option life of 5 years, expected volatility 59.76%, dividend 0 and risk free rate 2.31%.

Employment Agreements

We are not a party to any written employment agreements.

In 2009, we established an executive compensation program consisting of three primary components, i.e.,

•	competitive base pay,
•	short term variable pay (e.g., short term bonus) and
•	long term variable pay (e.g.,stock option award).

The key objectives of this program are to attract and retain qualified executives and to reward prudent business decisions and operational excellence with a focus on both annual and long-term results that are aligned with stockholder interests.

The Nominating, Governance and Compensation Committee considered the leadership and its resultant effectiveness of our CEO in these key result areas:

•	Business strategy implementation
•	Succession planning
•	Commercial results, and

•	Leadership

The Committee also considered a verbal report presented by the CEO regarding the performance and recommended compensation of his direct reports. The Board of Directors approved the compensation decisions as recommended.

Base Pay

In determining the base salaries of the executive officers in 2009, the Nominating, Governance and Compensation Committee considered the performance of each executive, the nature of the executive's responsibilities, the salary levels of executives at comparable high technology companies, including other publicly-held advanced materials and advanced technologies companies, and the Company's general compensation practices.

Short Term Bonuses

Discretionary cash bonuses for executive officers are directly tied to achievement of specified goals of the Company and are a function of the criteria which the Nominating, Governance and Compensation Committee believes appropriately take into account the specific areas of responsibility of the particular officer.

Stock Options

Commencing in November 2009, the company also grants stock options to executive officers in order to provide a long-term incentive which is directly tied to the performance of the Company's stock. These options provide an incentive to maximize stockholder value because they reward option holders only if stockholders also benefit. The exercise price of these stock options is the fair market of the Common Stock on the date of grant. In general, the options vest in equal annual installments over a four-year period beginning one year after the date of grant. Vesting periods are used to retain key employees and to emphasize the long-term aspect of contribution and performance. In making stock option grants to executives, including Mr. Dong, in 2009, the Nominating, Governance and Compensation Committee considered a number of factors, including the performance of such persons, the Company's performance in 2009, achievement of specific delineated goals, the responsibilities and the relative position of such persons within the Company, the compensation of executives in comparable high technology companies and the number of stock options each such person currently possesses.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable(b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Dong Jinqing	None	None	160,000	$1.85	Nov.9 2013	160,000	$404,800	None	None
Li Jun	None	None	100,000	$1.85	Nov.9 2013	100,000	$253,000	None	None
Guo Xin	None	None	90,000	$1.85	Nov.9 2013	90,000	$227,700	None	None
Zhang Dazhi	None	None	20,000	$1.85	Nov.9 2013	20,000	$50,600	None	None

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2010 there were 15,336,535 shares of our common stock (the only class of our voting securities) issued and outstanding. The following table sets forth as of March 31, 2010, certain information with respect to the beneficial ownership of our voting securities by:

▪	Each person who is known by us to be the beneficial owner of more than five percent of ouroutstanding common stock;
▪	Each director;
▪	Each “named executive officer” [as defined in Item 402(a) (3) of Regulation S-K]; and
▪	All executive officers and directors as a group.

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

The table does not give effect to the issuance of up to10,583,087 shares of our common stock consisting of (a) 2,385,312 shares issuable on the exercise of common stock purchase warrants at exercise prices ranging from $2.45 per share to $5.00 per share with various expiration dates through August 27, 2013 and (b) 8,197,775 shares available for issuance under our 2006 Equity Compensation Plan, options to purchase 1,000,000 of which have been granted.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Dong Jinqing	9,847,900	(1)	64.5%
Li Jun	343,900	(2)	2.2%
Guo Xin	222,600	(3)	1.5%
Wong Heung Ming Henry	—		—
Francis Nyon Seng Leong	20,000	(4)	*
Wu Chunyou	—		—
Zhang Long	—		—
Zhang Dazhi	20,000	(5)	*
All Officers and Directors as a Group (6 persons)	10,454,400	(1)–(5)	68.0%
Ancora Greater China Fund LP 2000 Auburn Drive, #300 Cleveland, OH 44122	980,400	(6)	6.2%
Trillion Growth China LP 10th Floor, Bankers Hall West Tower 888 – 3rd Street SW Calgary, AB T2P 5C5	941,184	(7)	6.0%
_____________________________________________
*     Less than 1%.
(1)	Includes 103,500 shares owned by Dong Su, the son of Mr. Dong. Does not include 160,000 shares issuable upon exercise of options that have not yet vested
(2)	Does not include 160,000 shares issuable upon exercise of options that have not yet vested.
(3)	Does not include 90,000 shares issuable upon exercise of options that have not yet vested.
(4)	Consists of 20,000 shares issuable upon exercise of stock options.
(5)	Does not include 20,000 shares issuable upon exercise of options that have not yet vested.

(6)	Consists of 490,200 outstanding shares and 490,200 shares issuable upon exercise of outstanding warrants.
(7)	Consists of 470,592 outstanding shares and 470,592 shares issuable upon exercise of outstanding warrants.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2006 Equity Incentive Plan which is our only equity compensation plan as of December 31, 2009.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders 2006 Equity Incentive Plan	1,000,000	$1.85	5,670,372
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,000,000	N/A	5,670,372

(a) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 10 million shares. Inasmuch as the number of outstanding shares as of January 1, 2010 was 15,274,035, the number of shares covered by the 2006 Equity Incentive Plan increased by 1,527,403 shares to 8,197,775 shares as of such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dalian Lida Environmental Engineering Company Limited (“Lida”), in which Mr. Dong holds 49% of interest, is engaged in the business of industrial waste water treatment engineering, waste gas engineering, and turn-key projects. As of December 31, 2009, receivable from Lida is an unsecured short term loan of $234,401 (RMB1.6 million) with interest rate of 6% per annum, effective on August 1, 2009, and matures on April 30, 2010.

Dalian Dongtai Investment Company Limited (“Dongtai Investment”), which is controlled by Mr. Dong, owns a 30% equity interest in our subsidiary, Zhuorui. As of December 31, 2009, Zhuorui was indebted to Dongtai Investment in the amount of $380,902 resulting from a 6% annual interest bearing loan, which matured in March 2010. Due to the inability of Zhuorui to make timely repayment of the loan, Dongtai Investment has extended the maturity date of the loan until April 30, 2011.

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

Director Independence

The Company applies the standards of NYSE Amex LLC (the Exchange”), for determining the independence of the members of its Board of Directors and Board committees. Based upon its application of those standards, the Board of Directors has determined that the following members of the Company’s Board of Directors (and committee members, as applicable) are independent:

Wong Heung Ming Henry
Francis Nyon Seng Leong
Wu Chunyou
Zhang Long

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees
	Fiscal Year Ended December 31,
	2009	2008
Audit Fees	$127,500	$98,000
Audit Related Fees	None	None
Tax Fees	3,000	16,350
All Other Fees	None	None

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Jewett, Schwartz, Wolfe & Associates in 2009 were pre-approved by the Board of Directors.

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

10.3
Agreement dated July 10, 2007 by and between Dalian Lida Environmental Engineering Co., Ltd. and Dalian Dongtai Industrial Waste Treatment Co., Ltd. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed by the company on April 7, 2008.

10.4
Agreement dated August 6, 2007 by and between Dalian Dongtai Investment Co., Ltd. and Dalian Dongtai Industrial Waste Treatment Co., Ltd. Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed by the company on April 7, 2008.

10.5	2006 Equity Compensation Plan. Incorporated by reference to the Definitive Information Statement filed by the Company on March 31, 2006
10.6
English translation of the Share Transfer Agreement by and between Dalian Dongtai Industrial Waste Treatment Co., Ltd., Hunan Luyi Industrial Development Co., Ltd. and Song Wenling dated September 18, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed by the company on September 21, 2009.

10.7
Equity Transfer Agreement dated December 10, 2009 for acquisition of 3% interest in Dongtai Organic. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the company on March 1, 2010

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

Dated: April 12, 2010
CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

	By:	/s/ Dong Jinqing
Dong Jinqing Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dong Jinqing	Chairman of the Board, Chief Executive Officer and Director principal executive officer	April 12, 2010
Dong Jinqing

/s/ Li Jun	Chief Operating Officer and Director	April 12, 2010
Li Jun

/s/ Guo Xin	Chief Financial Officer and Director, principal financial and accounting officer	April 12, 2010
Guo Xin

/s/ Wong Heung Ming Henry	Director	April 12, 2010
Wong Heung Ming Henry

/s/ Francis Nyon Seng Leong	Director	April 12, 2010
Francis Nyon Seng Leong

/s/ Wu Chunyou	Director	April 12, 2010
Wu Chunyou

/s/ Zhang Long	Director	April 12, 2010
Zhang Long

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Industrial Waste Management, Inc.

We have audited the accompanying combined and consolidated balance sheets of China Industrial Waste Management, Inc. as of December 31, 2009 and 2008 and the related combined and consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These combined and consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Industrial Waste Management, Inc. as of December 31, 2009 and 2008 and the results of its  operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
April 10, 2010

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED BALANCE SHEETS
(See Note 4 of Notes to Combined and Consolidated Financial Statements.)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$11,419,129	$5,710,784
Notes receivable	335,780	-
Accounts receivable, net	2,021,421	2,414,257
Construction reimbursement receivable	846,270	-
Other receivables	91,872	108,304
Inventories	2,085,029	2,375,938
Advances to suppliers	800,694	550,931
Deferred expense	14,650	17,589
Total current assets	17,614,845	11,177,803

Long-term equity investment	87,900	-
Property, plant and equipment, net	32,319,145	15,500,461
Construction in progress	9,123,927	12,892,048
Land usage right, net of accumulated amortization	1,994,394	1,817,427
BOT franchise right	4,102,023	-
Escrow account	-	750,000
Deposit	-	14,798
Certificate of deposit	293,002	73,287
Restricted cash	96,707	25,204
Other asset	1,074,531	348,545
Deferred tax asset	377,381	-
Related party receivable	234,401	-
TOTAL ASSETS	$67,318,256	$42,599,573

LIABILITIES
Current liabilities
Accounts payable	$418,435	$780,458
Short-term loan	6,739,038	3,371,198
Tax payable	200,957	215,240
Advance from customers	544,125	539,013
Deferred sales	958,930	972,143
Accrued expenses	301,531	361,111
Construction projects payable	3,932,297	4,823,973
Other payable	235,211	213,248
Long-term loan-current portion	2,245,125	-
Related party payable	380,902	278,490
Total current liabilities	15,956,551	11,554,874

Long-term loan	13,755,512	-
Asset retirement obligation	610,445	502,278
Government subsidy	2,464,079	1,174,831
TOTAL LIABILITIES	32,786,587	13,231,983

EQUITY
Stockholders' equity of the Company
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 15,274,035 and 15,262,035 shares issued and outstanding as of December 31, 2009 and 2008 respectively	15,274	15,262
Additional paid-in capital	7,162,867	5,644,750
Deferred stock-based compensation	(884,139)	-
Accumulated other comprehensive income	2,326,292	2,263,076
Retained earnings	17,490,919	15,531,409
Total stockholders' equity of the Company	26,111,213	23,454,497
Noncontrolling interest	8,420,456	5,913,093
TOTAL EQUITY	34,531,669	29,367,590

TOTAL LIABILITIES AND EQUITY	$67,318,256	$42,599,573

See notes to Combined and Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
(See Note 4 of Notes to Combined and Consolidated Financial Statements)

	Years Ended December 31,
	2009	2008

Revenues
Service fees	$6,928,840	$8,182,379
Sales of cupric sulfate	1,244,441	1,806,721
Sales of recycled commodities	2,388,189	3,410,784
Total revenues	10,561,470	13,399,884

Cost of revenues
Cost of service fees	1,880,763	1,547,677
Cost of cupric sulfate	765,011	740,881
Cost of recycled commodities	1,539,925	1,866,086
Total cost of revenues	4,185,699	4,154,644

Gross profit	6,375,771	9,245,240

Operating expenses
Selling expenses	501,080	806,438
General and administrative expenses	4,630,665	2,793,120
Total operating expenses	5,131,745	3,599,558

Income from operations	1,244,026	5,645,682

Other income (expense)
Other income	272,121	774,786
Other expense	(198,938)	(448,468)
Investment income (expense)	-	-
Gain on acquisition	614,397	-
Total other income (expense)	687,580	326,318

Net income before tax provision	1,931,606	5,972,000
Tax provision	49,976	(659,853)
Net income	1,981,582	5,312,147
Net income attributable to the noncontrolling interest	(22,072)	(560,029)
Net income attributable to the Company	$1,959,510	$4,752,118

Foreign currency translation adjustment	63,216	1,109,348

Comprehensive income attributable to the Company	2,022,726	5,861,466
Comprehensive income attributable to the noncontrolling interest	22,072	560,029
Comprehensive income	$2,044,798	$6,421,495

Basic and diluted weighted average shares outstanding
Basic	15,269,062	13,755,274
Diluted	16,255,330	13,755,274

Basic and diluted net earnings per share
Basic	$0.13	$0.35
Diluted	$0.12	$0.35

See notes to Combined and Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(See Note 4 of Notes to Combined and Consolidated Financial Statements)

	China Industrial Waste Management, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Deferred Stock Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity of the Company	Noncontrolling Interest	Total
	Share	Par Value
Balance as of December 31, 2007	13,220,843	$13,221	$1,968,634	$-	$1,153,728	$10,779,291	$13,914,874	$2,259,595	$16,174,469
Shares issued for services	50,000	50	133,050	-	-	-	133,100	-	133,100
Shares issued for private placement	1,941,192	1,941	1,857,280	-	-	-	1,859,221	-	1,859,221
Warrants issued for private placement	-	-	1,174,370	-	-	-	1,174,370	-	1,174,370
Stock issuance cost	50,000	50	112,950	-	-	-	113,000	-	113,000
Stock issuance cost-warrants	-	-	398,466	-	-	-	398,466	-	398,466
Noncontrolling interests in subsidiaries acquired	-	-	-	-	-	-	-	3,093,469	3,093,469
Net income	-	-	-	-	-	4,752,118	4,752,118	560,029	5,312,147
Foreign currency translation adjustment	-	-	-	-	1,109,348	-	1,109,348	-	1,109,348
Balance as of December 31, 2008	15,262,035	$15,262	$5,644,750	$-	$2,263,076	$15,531,409	$23,454,497	$5,913,093	$29,367,590
Shares issued for services	12,000	12	19,068	-	-	-	19,080	-	19,080
Option issued for services	-	-	11,419	-	-	-	11,419	-	11,419
Option issued under equity incentive plan	-	-	922,580	(922,580)	-	-	-	-	-
Amortization of deferred stock-based compensation	-	-		38,441	-	-	38,441	-	38,441
Share-based payment by shareholders	-	-	565,050	-	-	-	565,050	-	565,050
Noncontrolling interests in subsidiaries acquired	-	-	-	-	-	-	-	2,485,291	2,485,291
Net income	-	-	-	-	-	1,959,510	1,959,510	22,072	1,981,582
Foreign currency translation adjustment	-	-	-	-	63,216	-	63,216	-	63,216
Balance as of December 31, 2009	15,274,035	$15,274	$7,162,867	$(884,139)	$2,326,292	$17,490,919	$26,111,213	$8,420,456	$34,531,669

See notes to Combined and Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(See Note 4 of Notes to Combined and Consolidated Financial Statements)

	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income attributable to the Company	$1,959,510	$4,752,118
Adjustments to reconcile net income to net cash provided by operating activities:
Nontrolling interest	22,072	560,029
Depreciation	1,041,869	650,720
Amortization	59,133	25,578
Bad debt allowance	18,929	1,635
Stock and options issued for services	68,939	133,100
Share-based payment	565,050	-
Accretion expenses	108,341	64,659
Government subsidy recognized as income	(175,051)	(43,052)

Changes in operating assets and liabilities:
Notes receivable	(335,544)	-
Accounts receivable	372,429	(1,821,570)
Other receivables	(16,722)	(69,519)
Inventories	94,215	(1,043,522)
Advance to suppliers	(249,483)	(160,772)
Deferred expense	2,928	25,195
Deposit	-	66,127
Other asset	(717,684)	(348,545)
Deferred tax assets	(377,116)	-
Accounts payable	(361,380)	378,396
Tax payable	(14,280)	121,286
Advance from customers	5,377	539,013
Accrued expense and deferred income	(72,077)	658,629
Other payable	22,057	-
Net cash provided by operating activities	2,021,512	4,489,505

Cash flows from investing activiies
Consideration for acquisition	(2,371,646)	-
Investment in Xiangtan Dongtai	(87,839)	-
Investment in subsidiary	-	(185,627)
Purchase of property and equipment	(11,340,864)	(5,288,486)
Construction in progress	(3,406,899)	(4,402,154)
Purchase of intangible assets	(244,895)	-
Repayment from related party	-	404,450
Due from related party	(234,237)	-
Certificate of deposit	(219,597)	(73,286)
Net cash used in investing activities	(17,905,977)	(9,545,103)

Cash flows from financing activities
Repayment of construction project payable	(806,937)	-
Proceeds from short-term loans	6,734,302	3,371,198
Repayment of short-term loans	(3,367,151)	(1,369,000)
Proceeds from long-term loan	16,103,767	-
Repayment of long-term loans	(114,373)	-
Proceeds from related party loan	102,479	-
Cash released from escrow account	750,000	-
Subsidy received from government	1,392,514	407,278
Proceeds from issuance of common stock, net of offering costs	-	3,545,057
Escrow account	-	(750,000)
Net cash provided by financing activities	20,794,601	5,204,533

Effect of exchange rate on cash	798,209	1,333,186

Net increase in cash and cash equivalents	5,708,345	1,482,121

Cash and cash equivalents, beginning of period	5,710,784	4,228,663
Cash and cash equivalents, end of period	$11,419,129	$5,710,784

Supplemental cash flow information:
Cash paid during the year for:
Interest	$916,491	$304,684
Income taxes	$403,871	$441,170
Non-cash investing and financing activities:
Common stock issuance cost - warrant	$-	$398,466
Common stock issuance cost - stock	$-	$113,000
Share-based payment awarded by major shareholder to investor related to private placement	$565,050	$-
Contributed anaerobic fermentation equipment	$292,796	$-
Transfer out of construction in progress	$7,361,262	$-
Transfer of construction in progress to property, plant and equipment	$7,361,262	$-

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. Nature of operations

The accompanying combined and consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation (the “Company”) incorporated on November 12, 2003, its wholly owned subsidiaries, DonTech Waste Services Inc., a Delaware corporation (“DonTech”), and Favour Group Ltd., a British Virgin Islands corporation (“Favour”), along with its indirect wholly and majority owned subsidiaries:

• Full Treasure Investments Ltd. (“Full Treasure”)
• Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”)
• Dalian Dongtai Water Recycling Co., Ltd. (“Dongtai Water”)
• Dalian Dongtai Organic Waste Treatment Co., Ltd. (“Dongtai Organic”)
• Dalian Zhuorui Resource Recycling Co., Ltd. (“Zhuorui”)
• Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”)
• Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai”)
• Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. (“Hunan Hanyang”)
• Sino-Norway Energy Efficiency Dalian Center Co., Ltd. (“Sino-Norway EEC”)

In March 2009, DonTech was merged with and into the Company.

Dalian Dongtai was incorporated on January 9, 1991 in Dalian City, Liaoning Province, the People’s Republic of China (“PRC”), and now is engaged in the collection, treatment, disposal, and recycling of industrial wastes, and sales of recycled products, principally in Dalian and surrounding areas in Liaoning Province. The Company provides waste disposal solutions to its more than 770 customers from facilities located in Dalian Development Area. In addition, the Company provides the following services to its clients:

• Environmental protection services
• Technology consultation
• Pollution treatment services
• Waste management design processing services
• Waste disposal solutions
• Waste transportation services
• Onsite waste management services
• Environmental pollution remediation services

Dongtai Water, which was incorporated in July 2006, is a build-operate-transfer (“BOT”) project established to process municipal sewage generated by Dalian City. Phase I of Dongtai Water, whose designed production capacity is 30,000 tons per day, commenced normal production in June 2008.

Dongtai Organic was incorporated in March 2007 as a joint venture, in which Dalian Dongtai initially held an equity interest of 49%. In December 2009, Dalian Dongtai acquired 3% equity interest in Dongtai Organic, thereby increasing its ownership of Dongtai Organic to 52%. Dongtai Organic is the first sludge treatment plant in China, with a designed production capacity of 600 tons/day, which adopts anaerobic fermentation technology. It is designed and built in the mode of Build-Operate-Transfer (“BOT”), with an operating period of 20 years. See more details in Note 4 “Business Acquisitions”.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts that generated during oil refinery process, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material.

Dalian Lipp is a Sino-German joint venture established in December 2007. Dalian Lipp designs, manufactures and installs environmental protection equipment and renewable energy equipment and provides related technical services. The project is based on the Lipp GmbH tank building technique which is dedicated to generating energy by organic waste anaerobic fermentation, industrial effluent treatment and municipal sewage plant.

Yingkou Dongtai, which operates in the Coastal Industrial Base (the “Base”) of Yingkou City, Liaoning Province, was founded in May 2009. Yingkou Dongtai is engaged in the recycling and disposal of industrial waste, and development and production of recycling products. Yingkou Dongtai intends to build and complete waste treatment facilities gradually in line with the development of the Base.

On October 10, 2009, Dalian Dongtai acquired 65% equity interest in Hunan Hanyang. Hunan Hanyang was established in Hunan Province in 2004, and is engaged in the business of treatment and comprehensive utilization of waste. . See more details in Note 4 “Business Acquisitions”.

In November 2009, Sino-Norway EEC was incorporated as a joint venture in Dalian. Sino-Norway EEC is engaged in the business of energy efficiency audit and consultation, and is sponsored under the Energy Efficiency Planning Program initiated by Chinese and Norwegian governments.

2. Basis of presentation

The accompanying consolidated financial statements include the accounts of the parent entity, its direct wholly owned subsidiary, Favour, along with its indirect wholly owned subsidiary, Full Treasure, its 90% indirect owned subsidiary, Dalian Dongtai, its 80% indirect owned subsidiary, Dongtai Water, its 70% indirect owned subsidiary, Zhuorui, its 75% indirect owned subsidiary, Dalian Lipp, its 100% indirect owned subsidiary, Yingkou Dongtai, and its 65% indirect owned subsidiary, Hunan Hanyang.

In December 2009, Dalian Dongtai acquired 3% additional equity interest in Dongtai Organic, thereby increasing its ownership of Dongtai Organic to 52%. As a result of equity exchange between entities under common control, the financial statements and financial information presented for prior years during which the entities were under common control, have been retrospectively adjusted to furnish comparative information, adjusted financial statements and financial summaries also include the combined revenues, expenses and cash flows of Dongtai Organic. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Foreign currency translation

As of December 31, 2009 and 2008, the accounts of the Company were maintained, and the combined and consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Matters with RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220 Comprehensive Income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with ASC Topic 210-10-45-4 Classification of Current Assets, cash which is restricted as to withdrawal is considered a non-current asset. As of December 31, 2009 and 2008, restricted cash consists of government subsidy of $96,707 and $25,204, which is to be used exclusively on facility construction and equipment procurement. It also consists of certificate of deposit of $293,002 and $73,287, respectively.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Useful Life
Buildings	20 Years
Machinery	10-14 Years
Vehicles	4 Years
Office equipment	3-5 Years

Construction in progress consists of construction expenditure, equipment procurement, capitalized interest expense, relevant miscellaneous expenditures, and other costs.

As of December 31, 2009, construction in progress is comprised of three principal components. The first component is the Centralized Hazardous Waste Treatment Center of Dalian City (the “Expansion Project”), which is located in Dagu Hill, Dalian Development Area. The Expansion Project consists of an incineration system that includes an incinerator, its supporting facilities, and warehouses, work plants and office buildings, etc. The second component is the production equipments of Zhuorui, which are still in testing phase, including the plasma furnace, flue gas cleansing system, dust trapper,etc. The third component is the Hazardous Waste Treatment Center of Changsha City, Hunan Province, which is in the phase of preparation for the commencement of construction.

Landfills

Various costs that we incur to make a landfill ready to accept waste are capitalized. These costs generally include expenditures for land, permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with ASC Topic 410 Asset Retirement and Environmental Obligations. Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as accretion expense, which is included our Combined and Consolidated Statements of Operations and Comprehensive Income.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	As of December 31,
	2009	2008
Long-term liability	$610,445	$502,278

Long-term equity investment

As of December 31, 2009, long-term investment is comprised of investment in Xiangtan Luyi Dongtai Industrial Waste Treatment Co., Ltd. (“Xiangtan Dongtai”).
As of December 31, 2009
Xiangtan Dongtai	$87,900

Xiangtan Dongtai, located in Xiangtan City, Hunan Province, was established on August 5, 2009, and primarily engaged in treatment and disposal of industrial waste, development and sales of recycled products. Dalian Dongtai owns a 15% equity interest in Xiangtan Dongtai, therefore, the Company applies the cost method to account for its investment.

Impairment of long-lived assets

In accordance with ASC Topic 360 “Accounting for the Impairment or Disposal of Long Lived Assets”, property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of December 31, 2009 and December 31, 2008, respectively.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

As of December 31, 2009, net land usage rights were $1,994,394, of which $1,736,163 has been pledged as collaterals for the short-term loans from Shanghai Pudong Development Bank.

The following table identifies the material terms of the land use rights:

Effective Date	Expiration Date	Area (Square Meter)	Address	Status
01-01-2003	01-01-2053	8,433	No.1, Huaihe West Road, Dalian Development Area	Mortgaged
01-01-2003	01-01-2053	6,784	No. 100, Tieshan West Road, Dalian Development Area	Mortgaged
04-14-2003	04-13-2053	1,841	No.1-1, Huaihe West Third Road, Dalian Development Area	Mortgaged
07-28-2003	07-27-2053	61,535	No. 85, Dagu Hill, Dalian Development Area	Mortgaged
06-06-2007	06-06-2057	56,397	Dalian Huayuankou Economic Zone	Mortgaged
03-24-2010	12-23-2056	25,000	Yingkou Coastal Industrial Base	Unencumbered
-	-	10,500	Haiqing Island, Dalian Development Area	Unencumbered

Noncontrolling interest in consolidated financial statements

The Company establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary in accordance with ASC Topic 805 Business Combinations. Noncontrolling interest represents the minority owners’10% equity interest in Dalian Dongtai, 20% equity interest in Dongtai Water, 48% equity interest in Dongtai Organic, 30% equity interest in Zhuorui, 25% equity interest in Dalian Lipp, 35% equity interest in Hunan Hanyang, and 40% equity interest in Sino-Norway EEC.

Revenue recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable.

Revenues are generated from the fees charged for waste collection, transfer, treatment, disposal and recycling services and the sale of recycled commodities. The fees charged for services are generally defined in service agreements and vary based on contract specific terms such as frequency of service, weight, volume and the general market factors influencing industry’s rates. Recycled commodities are considered delivered at the point when the customers take ownership and assume risk of loss of the commodities.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of December 31, 2009 and 2008, deferred sales amount to $958,930 and $972,143, respectively.

The AICPA Issues Paper recommends that governmental grants be accounted for as follows:

i)	Grants related to revenue, such as certain export subsidies and price control subsidies, should be recognized in the period of the related events.

ii)
Grants to reimburse current expenditures, such as research and development costs, wages, training costs and transportation costs, should be treated as a reduction of current or future related expense, depending on when the related expense is recognized.

iii)	Grants related to developing property, such as timberlands, or mineral reserves, should be recognized over the useful lives of the assets.

Government grants are received at a discretionary amount as determined by the local PRC government. The Company follows the guideline of the AICPA Issues Paper in accounting for grants as revenues. In general, government grants for revenues and/or expenses should be recognized in income when the related revenue or expense is recorded. Grants related to property or equipment should be recognized over the useful lives of the related asset. Funds received before the conditions of the grant are met should be recorded as deferred revenue.

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

Statement of cash flows

In accordance with ASC Topic 230 Statement of Cash Flows, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Recent accounting pronouncements

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through April 10, 2010.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In June 2009, The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed nonauthoritative. The adoption of this pronouncement did not have a material impact on our consolidated financial statements; however, the ASC affected the way we reference authoritative guidance in our consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, "Amendments to FASB Interpretation No. ("FIN") 46(R)" ("Statement No. 167"), codified in ASC Topic 810-10.  Statement No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  Statement No. 167 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 167 is not anticipated to impact the company's consolidated financial position, results of operations or cash flows.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s consolidated results of operations, cash flows or financial positions.

4. Business acquisitions

(a) Acquisition of 65% equity interest in Hunan Hanyang Environmental Protection Science & Technology Co., Ltd.

On September 18, 2009, the Company entered into a Share Transfer Agreement to acquire 65% equity interest in Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. (“Hunan Hanyang”), a company formed under the laws of PRC, for an purchase price of approximately $2.2 million (RMB15 million), payable in cash. On October 10, 2009, the Company consummated the acquisition of Hunan Hanyang.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Hunan Hanyang engages in the business of treatment and comprehensive utilization of industrial waste. In 2006, Hunan Hanyang signed a BOT Agreement with the Bureau of Environmental Protection of Hunan Province, pursuant to which Hunan Hanyang is entitled to a franchise right to construct and operate the Hazardous Waste Treatment Center of Changsha City, Hunan Province ("the Center") for 25 years upon completion of construction. According to the Feasibility Report of the Center released by the Bureau of Environmental Protection of Hunan Province ,the estimated construction cost is approximately US$27.1 million (RMB185 million), and 60% of which, approximately $16.1 million (RMB110 million), will be subsidized by the central government of PRC.

The acquisition of Hunan Hanyang was accounted for using the purchase method in accordance with the requirements of FASB ASC 805 Business Combinations, formerly SFAS 141(R). The results of Hunan Hanyang’s operations have been included in the combined and consolidated financial statements since the acquisition dates.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:
	Net Book Value	Fair Value
Current assets	$255,156	$255,156
Property, plant and equipment, net	87,314	87,314
Construction in progress	203,527	203,527
BOT franchise right	-	4,102,023
Total assets	545,997	4,648,020
Total liabilities	321,341	321,341
Noncontrolling interest	78,630	1,514,338
Net assets	$146,026	$2,812,341

The BOT franchise right mentioned above is recognized as intangible asset, and will be amortized using straight-line method over 25 years upon completion of the construction.

The management initially measures the separately recognizable identifiable assets acquired and the liabilities assumed as of the acquisition date in accordance with the requirements of FASB ASC 805 Business Combinations. The identifiable assets are measured at $4,648,020, and the liabilities assumed are measured at $321,341. The management engages an independent consultant who determines that the fair value of the 35 percent noncontrolling interest in Hunan Hanyang is $1,514,338. The amount of Hunan Hanyang's identifiable net assets ($4,326,679, calculated as $4,648,020 - $321,341) exceeds the fair value of the consideration transferred plus the fair value of the noncontrolling interest in Hunan Hanyang. Therefore, the management reviews the procedures it used to identify and measure the assets acquired and liabilities assumed and to measure the fair value of both the noncontrolling interest in Hunan Hanyang and the consideration transferred. After that review, the management decides that the procedures and resulting measures were appropriate. Therefore, the excess was treated as bargain purchase and was recognized in earnings as a gain attributable to the Company.

The Company measures the gain on its purchase of the 65 percent interest as follows:

Identifiable net assets acquired ($4,648,020 - $321,341)	$4,326,679
Less: Fair value of the consideration transferred for 65 percent interest in acquiree	2,198,608
Less: Fair value of noncontrolling interest in acquiree	1,514,338
Plus: Foreign currency translation adjustment	664
Gain on bargain purchase of 65 percent interest	$614,397

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In the evaluation performed by an independent third party appraiser, one of the major assumptions adopted in the valuation report is a $16.1 million government subsidy, which is assumed to be received gradually in line with the construction in progress of the Center, and should be received, in the full amount as stated in the Feasibility Report. The assumption is made by the management based on the management experience in valuation of similar assets and liabilities, and available governmental information released in regard to feasibility reports in other provinces, and actual government subsidy received upon completion on similar hazardous waste treatment centers as well.

However, there are possibilities that the government subsidy could not be received in the full amount, due to changes in governmental policies with respect to laws and regulations, and if the final construction cost that appraised by government authorities is below $27.1 million, then the major assumptions adopted in the valuation report in regard to the government subsidy received would be less than the initial estimate of $16.1 million.

In regard to the subsequent accounting for assets and liabilities arising from contingencies recognized as of the acquisition date, the Company follows up the guideline set forth in FASB ASC 805-20-35-3. The company develops a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature.
The Company continues to report an asset or a liability arising from a contingency recognized as of the acquisition date at its acquisition-date fair value absent new information about the possible outcome of the contingency. When new information is obtained, the Company evaluates that new information and measures a liability at the higher of its acquisition-date fair value, and measures an asset at the lower of its acquisition-date fair value or the best estimate of its future settlement amount.

b) Acquisition of additional 3% equity interest in Dalian Dongtai Organic Waste Treatment Co., Ltd.

On December 16, 2009, under an acquisition agreement, Dalian Dongtai purchased a 3% interest from Dalian Sandaoke Chemical Inc.(“Sandaoke”) in Dalian Dongtai Organic Waste Treatment Co., Ltd. (“Dongtai Organic”) for a purchase price of approximately $175,801 (RMB1, 200,000), thereby increasing its ownership in Dongtai Organic to 52%.

Dongtai Organic was formed in March 2007 to operate a Build-Operate-Transfer (“BOT”) municipal sludge treatment and disposal facility in Dalian, PRC. Prior to the acquisition, and since March 2, 2007, Dalian Dongtai owned a 49% equity interest in Dongtai Organic. By design, Dalian Dongtai is only entitled to the right of receiving benefits and obligated to absorb on Dongtai Organic’s losses proportionately to its investments. Therefore, the Company accounted for its investment in Dongtai Organic under the equity method.

Dongtai Organic was incorporated as a joint venture by Dalian Dongtai , Sandaoke, and Dalian Lida Environmental Engineering Co., Ltd. (“Lida”), which owns interest of 49%, 15%, and 36% respectively. A major shareholder of the Company owns a 49% equity interest in Lida. Because common majority ownership exists by a group affiliated in some other manner, therefore, the Company determine that common control exist between Dalian Dongtai and Dongtai Organic.

The Company follows the guideline set forth in FASB ASC 805-50-45-2 and accounted for the transaction as follows:
i)	At the date of equity transfer, the assets and liabilities of Dongtai Organic are recognized at their carrying amounts.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

ii)
The consolidated financial statements of the Company include report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interest had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. By eliminating the effects of intercompany transactions in determining the results of operations for the period before the combination, those results will be on substantially the same basis as the results of operations for the period after the date of combination. The effect of intercompany transactions on current assets, current liabilities, revenues, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented has been eliminated to the extent possible.

iii)
The financial statements and financial information presented for prior years during which the entities were under common control, have also been retrospectively adjusted to furnish comparative information.

c) Pro Forma

The following unaudited pro forma financial information presents the combined and consolidated results of operations of the Company as if the acquisition of the 65% equity interest in Hunan Hanyang and the additional 3% equity interest in Dongtai Organic had occurred as of January 1, 2008. The unaudited pro forma financial information does not attempt to project the future results of operations after the acquisition of Hunan Hanyang and Dongtai Organic.

For the years ended December 31,	2009	2008
Revenues	$10,561,470	$13,399,884
Cost of revenues	4,185,699	4,154,644
Gross profit	6,375,771	9,245,240
Operating expenses	5,390,464	3,907,003
Income from operations	985,307	5,338,237
Non-operating income	687,580	326,840
Income before taxes	1,672,887	5,665,077
Tax provision	49,976	(659,853)
Net income before non-controlling interest	1,722,863	5,005,224
Non-controlling interest	85,297	(432,656)
Net income attributable to the Company	$1,808,160	$4,572,568
Pro forma basic earnings per share attributable to the Company	$0.12	$0.33
Pro forma diluted earnings per share attributable to the Company	$0.11	$0.33

5．Note receivable

As of December 31, 2009, notes receivable, with the balance of $335,780, represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the right to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

6. Accounts receivable

As of December 31, 2009, the balance of accounts receivable was $2,021,421. The following table shows the aging composition of the balance:
	As of December 31,
Aging	2009	2008
1-3 months	$1,098,027	$1,505,796
4-6 months	450,939	437,667
7-12 months	381,949	469,264
1-2 years	118,875	1,909
over 2 years	2,699	11,753
Total	$2,052,489	$2,426,389
Allowance for doubtful accounts	(31,068)	(12,132)
Accounts receivable, net	$2,021,421	$2,414,257

The activity in the allowance for doubtful accounts for trade accounts receivable for the year ended December 31, 2009 and 2008 is as follows:
	As of December 31,
	2009	2008
Beginning allowance for doubtful account	$12,132	$9,776
Additional charged to bad debt expense	18,929	1,635
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	7	721
Ending allowance for doubtful accounts	$31,068	$12,132

7. Construction reimbursement receivable

Dongtai Organic commenced trial production in March 2009, as the development of plans to bring the integrated anaerobic fermentation system necessary for its intended use. As of December 31, 2009, Dongtai Organic aggregately disposed 42,789 tons of municipal sludge, and recorded a construction reimbursement receivable of $846,270. Payments are to be processed by Dalian Municipal Government per BOT contractual agreement as a reimbursement of current related expense. Therefore, Dongtai Organic accounted the reimbursement as a reduction of current period construction cost.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8. Inventory

Inventory as of December 31, 2009 and 2008 consists of raw materials and recycled commodities as follows:

	As of December 31,
	2009	2008
Raw materials	$719,948	$695,918
Recycled commodities	1,365,081	1,680,020
	$2,085,029	$2,375,938

Raw materials are mainly comprised of waste catalyst, which is a scarce resource, collected from oil refineries, chemicals used in the waste treatment and recycling process, and packaging materials.

As of December 31, 2009 and 2008, the balances of waste catalyst amounted to $422,547 and $340,225, respectively. Because of the impact of the global economic crisis, the prices for the final products that produced from the processing of waste catalyst, including chemical compounds of valuable metals, have decreased dramatically since the end of 2008. Management believes that the holding of waste catalyst before the rise of market price complies with shareholder’s interest.

Recycled commodities are mainly comprised of alloys and cupric sulfate that are produced from waste collected, and aluminum and iron products recycled from waste collected, etc.

For the years ended December 31, 2009 and 2008, no allowance for obsolete inventories was recorded by the Company.

9. Property, plant and equipment

	As of December 31,
	2009	2008
Buildings	$14,761,998	$9,978,971
Machinery and equipment	19,510,334	6,898,868
Office equipment	670,015	559,366
Vehicles	1,281,659	926,942
	36,226,006	18,364,147
Less accumulated depreciation	(3,904,861)	(2,863,686)
Total property and equipment, net	32,319,145	15,500,461

Construction in progress	9,123,927	12,892,048
Total	$41,443,072	$28,392,509

Depreciation expenses for the years ended December 31, 2009 and 2008, was $1,041,869 and $650,720, respectively.

For the year ended December 31, 2009, interest expense of $857,514 is capitalized.

As of December 31, 2009, certain buildings, with the net book value of $4,299,063, have been pledged as the collateral for loans from Shanghai Pudong Development Bank. Certain machinery and equipment, with the net book value of $14,881,444, have been pledged as the collateral for loans from China Merchants Bank.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

10. Other assets

Other assets in the amount of $1,074,531 are primarily comprised of value added tax credit of $1,055,523. VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

11. Short-term loan

As of December 31, 2009, the short-term loan balance represents loans, aggregately RMB46, 000,000 (approximately $6,739,038, which are all borrowed from Shanghai Pudong Development Bank. The following table identifies the material terms of loans:

Effective Date	Maturity	Type	Interest Rate	Principal
04-27-2009	04-27-2010	Secured	5.841%	$3,809,022
05-18-2009	05-18-2010	Secured	5.841%	1,465,008
06-04-2009	06-04-2010	Secured	5.841%	1,465,008
				$6,739,038

The loans are secured by certain properties and land use right of the Company.

12. Long-term loan

As of December 31, 2009, the long-term loan balance represents loans from China Merchants Bank. The following table identifies the material terms of the loans:

Effective Date	Maturity	Type	Principal
01-08-2009	01-07-2017	Secured	$12,452,570
08-20-2009	08-20-2017	Secured	3,548,067
			$16,000,637

The interest rates for above loans are determined based on the monthly rate of long term loans over 5 years set by the People’s Bank of China at closing date plus 5% and is adjustable every 6 months. The BOT franchise right of Dongtai Water and Dongtai Organic, and certain manufacturing machinery of the Company are pledged as collaterals for these loans. Dalian Lida , who holds 20% equity interest in Dongtai Water, also served as co-guarantor for the loan with the balance of $3,548,067.

The long term loans are scheduled to be repaid on installments. The following table shows the installments schedule:

Year	Amount
2010	$2,245,125
2011	2,245,125
2012	2,245,125
2013	2,245,125
2014	2,245,125
Thereafter	4,775,012
Total	$16,000,637

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

As of December 31, 2009, the installments amounting to $2,245,125 will be due within one year, and are classified in current liabilities.

13. Government subsidy

The government subsidy consists of the followings:

As of December 31, 2009
Dalian Dongtai	$1,465,008
Zhuorui	999,071
$2,464,079

On July 23, 2009, Dalian Dongtai received a subsidy from the central government of PRC of RMB10, 000,000 (approximately $1,465,008) to support the construction of the Centralized Hazardous Waste Treatment Center of Dalian City (the "Expansion Project") in Dalian Development Area.

In 2007, Zhuorui received RMB3, 000,000 (approximately $439,503) and RMB4, 036,000 (approximately $591,277), or an aggregate of RMB7, 036,000 (approximately $1,030,780), from the central government of the PRC, and the government of Dalian City, respectively. RMB6, 000,000 (approximately $878,966) of the total subsidy is to be used to purchase production machinery or pay construction expenditures, and the other RMB1, 036,000 (approximately $151,768) consists of the purchase price for the acquisition of land use right.

The subsidies are initially recorded as deferred income. Upon the completion and acceptance of the government subsidized projects, subsidies are recognized over the useful lives of the related assets.

14. Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Dalian Dongtai is established as a foreign invested enterprise and therefore is subject to the above mandated restrictions on distributable profits.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory common reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Company’s PRC subsidiaries, except Dalian Dongtai, are established as domestic invested enterprises and therefore are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.

As of December 31, 2009, amounts restricted were US$10,600,000, including paid-in capital, additional paid-in capital, and statutory reserve funds of the Company’s PRC subsidiaries as determined pursuant to PRC generally accepted accounting principles.

15. Taxation

Value added tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import and export goods in the PRC, are subject to a value added tax (“VAT’), in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of raw materials or machinery used in the production process of the Company can be used to offset the VAT due on sales of products.

As of December 31, 2009 and 2008, VAT on sales amounts to $18,607 and $0 respectively. VAT on purchases amounts to $1,055,523 and $337,552, respectively, which are represented in Other Assets.

Income Tax

The Company is subject to the taxes in the United States at tax rate of approximately 42.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dalian Dongtai is subject to EIT at 10% for the period ended December 31, 2009. Furthermore, the Law stipulates that enterprises that engage in municipal sewage and sludge treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water and Dongtai Organic is entitled to a three-year EIT exemption treatment starting whenever it generates the first operation revenue, and additional 50% discount on the normal rate for the next three years. For the period ended December 31, 2009, Dongtai Water has benefited from the EIT exemption preference, and Dongtai Organic will qualify for the EIT exemption in 2010.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Deferred Taxes

The provision for income taxes consists of taxes on income from operations plus unrecognized tax benefits from the application of FIN 48 plus changes in deferred taxes for the periods ended:
As of December 31, 2009
Current	$327,141
Deferred	(377,116)
Total	$(49,975)

The charges for taxation are based on the results for the year as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

The significant components of deferred tax benefits are:
Year ended December 31, 2009
Change in allowance for doubtful accounts	$(4,657)
Change in deferred sales	(105,408)
Change in unrealized gain resulted from inter-company transactions	(267,051)
Total	$(377,116)

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. The following represents the significant components of deferred tax assets:

As of December 31, 2009
Allowance for doubtful accounts	$4,660
Deferred sales	105,482
Unrealized gain resulted from inter-company transactions	267,239
Total	$377,381

16. Other income

In 2007, Dongtai Organic received a government subsidy from the local government of Dalian City with the amount of   RMB1, 000,000 (approximately $146,398). The subsidy is to reimburse the expenses occurred in the research and development of biogas purification technology. In 2009, the biogas purification system is completed.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In 2009, Dongtai Organic received two subsidies from the Environmental Protection Bureau and Science & Technology Bureau of Dalian, with the amount of RMB100,000 (approximately $14,640) and RMB500,000 (approximately $73,199), respectively. The subsidies are to reimburse the research and development cost and the expenditures occurred during the trial production process.

Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectibility is reasonably assured, and as the expenditures are incurred.

For the year ended 2009, the Company recognized government grants revenue of $272,121.

17. General and administrative expenses

General and administrative expenses (“G&A expense”) increased by $1,837,545 or 69% for the year ended December 31, 2009 as compared with that of the year ended December 31, 2008. The significant increase is primarily contributed to the following factors:

i)
For the year ended December 31, 2009, the Company did not meet the goal set forth in the Performance Escrow Agreement, and 222,222 shares of the Company’s common stock held by a major stockholder will be disbursed to the investors. The fair value of the shares, amounting to $565, 050, was recorded into G&A expense.

ii)
For the year ended December 31, 2008, R&D expenses in the amount of $552,423 were allocated into manufacturing expense and selling expense, amounting to $168,117 and $384,306, respectively. While for the year ended December 31, 2009, Dalian Dongtai allocates all R&D expense in the amount of $513,632 into G&A expense.

iii)
For the year ended December 31, 2009, the increase of Zhuorui’s G&A expenses accounted for from depreciation of newly constructed buildings amounted to $211,509. The construction of buildings was completed toward the end of 2008.

iv)
As a result of equity exchange between entities under common control, the financial statements and financial information presented also include the combined revenues, expenses and cash flows of Dongtai Organic. Dongtai Organic’s G&A expense increased by $414,276 for the year ended December 31, 2009 in compare with the year ended December 31, 2008.

18. Shareholder’s equity

On April 9, 2008, the Company issued 50,000 shares of common stock as compensation for services to a consulting firm. The fair market value of the stock was approximately $133,100.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

In addition, pursuant to the Performance Escrow Agreement with the investors as amended, the major stockholder of the Company, Mr. Dong Jinqing has agreed to place a total of 444,444 shares of the Company’s common stock held by it into escrow to secure the make good obligations described below on behalf of the investors. Under the Performance Escrow Agreement, Mr. Dong has agreed that if:

(i)
The Company’s “after tax net income” for the year ended December 31, 2009 is less than $7.25 million, and the Company’s “cash flow from operations” for the year ended December 31, 2009 is less than $5.4375 million, in each case as reported in the Company’s audited financial statements (exclusive of any charges attributable to this Performance Escrow Agreement), it will transfer to the investors, on a pro rata basis, for no additional consideration, 222,222 shares of the Company common stock owned by it; and

(ii)
The Company’s “after tax net income” for the year ended December 31, 2008, as reported in the Company’s audited financial statements, is less than $4.5 million (exclusive of any charges attributable to this Escrow Agreement); or the Company’s “cash flow from operations” for the year ended December 31, 2008, as reported in the Company’s audited financial statements, is less than $3.375 million (exclusive of any charges attributable to this Performance Escrow Agreement); it will transfer to the investors, on a pro rata basis, for no additional consideration, 222,222 shares of the Company’s common stock owned by it.

Historically, SEC staff expressed the view that an escrow share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory, equivalent to a reverse stock split followed by the grant of a restricted stock award under a performance-based plan.

However, in EITF No. D-110 (codified by FASB ASU No. 2010-05) dated June 18, 2009, the SEC staff has announced that when evaluating whether the presumption of compensation has been overcome, the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment, should be considered.

The Company has evaluated the terms of the Performance Escrow Agreement in connection with the subscription agreements with the investors based on the SEC staff’s clarification in EITF No. D-110 (codified by FASB ASU No. 2010-05) and concluded that because the escrow shares would be released or distributed to the investor without regard to the continued employment of any officer of the Company, the arrangement is in substance an inducement to facilitate the private placement, rather than as compensatory.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Therefore, the Company accounted for the Performance Escrow Agreement according to its nature, following the guidance provided in FASB ASU No. 2010-05.

The Company’s “after tax net income” for the year ended December 31, 2008, as reported in the Company’s audited financial statements, was $4.76 million and the Company’s “cash flow from operations” for the year ended December 31, 2008, as reported in the Company’s audited financial statements, was $4.47 million. Therefore, the Company satisfied the performance goal set forth in above mentioned Performance Escrow Agreement. As a result, 222,222 shares of the Company common stock in care of escrow agent were disbursed to the escrowee accordingly.

For the year ended December 31, 2009, the Company did not meet the goal set forth in the Performance Escrow Agreement, and the remaining 222,222 shares of the Company common stock in care of escrow agent will be disbursed to the investors in the manner described in Performance Escrow Agreement and the Offering Documents. Therefore, the fair value of the shares, which will be transferred to the investor, was recorded as an expense in the Company’s financial statements with a corresponding credit to additional paid-in capital amounting to $565,050.

On March 20, 2009, the Company issued non-qualified stock options to purchase 20,000 shares of our common stock to a member of the Board of Directors as compensation for services with a strike price of $2 per share. The fair market value of the issued options was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC Topic 718 Compensation-Stock Compensation using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.23%; volatility of 102% and an expected term of 3 years. The Company recognized an option expense of $11,419.

On April 30, 2009, the Company issued 9,000 shares of common stock under an agreement with a consultant to provide the Company with investor relations services. The fair market value of the stock was approximately $14,400.

On September 2, 2009, the Company issued 3,000 shares of common stock under an agreement with a consultant to provide the Company with investor relations services. The fair market value of the stock was approximately $4,680.

On November 6, 2009, the Company granted to certain officers and employees non-qualified stock options to purchase 1,000,000 shares of restricted common stock under the 2006 Equity Incentive Plan (the “Plan”). The options granted is for a 5-year term, commencing on the date of the grant and terminating at 5:00 pm Beijing, China time on the expiration date which is 5 years from the date of the grant. The vesting period is determined as 1/4 on the 1st anniversary of the date of grant, 1/4 on the 2nd anniversary of the date of grant, 1/4 on the 3rd anniversary of the grant and 1/4 on the 4th anniversary of the date of grant. The exercise price of the options, which was determined as the second day’s close price after the filing of 10-Q for the period ended September 30, 2009, is $1.85.

A summary of all options activity under the Plans is presented below:

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

		Options Outstanding
	Share Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2007	3,822,084	-	-
Additional shares authorized	1,322,084	-	-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited or expired	-	-	-
Balance as of December 31, 2008	5,144,168	-	-
Additional shares authorized	1,526,204	-	-
Options granted	(1,000,000)	1,000,000	$1.85
Options exercised	-	-	-
Options forfeited or expired	-	-	-
Balance as of December 31, 2009	5,670,372	1,000,000	$1.85

The fair market value of the granted options was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC Topic 718 Compensation-Stock Compensation using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 2.31%; volatility of 60% and an expected term of 5 years. The estimated value of the granted options was approximately $922,580, and will be recognized as compensation costs over the requisite service period.

As of December 31, 2009, the total outstanding common shares of the Company reached to 15,274,035.

19. Accumulated other comprehensive income
	As of December 31,
	2009	2008
Cumulative translation adjustment of foreign currency statements	$2,326,292	$2,263,076

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

20. Related parties transactions

As of December 31, 2009 and 2008, the amounts due from (to) related parties were as follows:

	As of December 31,
	2009	2008
Due to Dalian Dongtai Investment Co., Ltd. (“Dongtai Investment”)	$(380,902)	$(278,490)
Due from Dalian Lida Environmental Engineering Co., Ltd. (“Dalian Lida”)	$234,401	$-

As of December 31, 2009, the balance with Dongtai Investment represents unsecured loans which are detailed as below:

Effective Date	Maturity	Interest Rate	Amount
		per annum
10-15-2007	Due on demand	6%	$278,352
03-06-2009	03-06-2010	6%	29,300
03-23-2009	03-23-2010	6%	73,250
			$380,902

As of December 31, 2009, receivable from Dalian Lida is an unsecured short term loan of $234,401 (RMB1.6 million) with interest rate of 6% per annum, effective on August 1, 2009, and matured on April 30, 2010.

21. Earnings per share

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

	Years ended December 31,
	2009	2008
Net income attributable to the Company	$1,959,510	$4,756,101
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$1,959,510	$4,756,101

Weighted average number of common shares - Basic	15,269,062	13,755,274
Effect of dilutive securities:
Option	15,672	-
Warrants	970,596	-
Weighted average number of common shares - Diluted	16,255,330	13,755,274

Earnings per share
Basic	$0.13	$0.35
Diluted	$0.12	$0.35

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

22. Concentrations and risks

Credit risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $250,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions, and, where practicable, by depositing its cash and cash equivalents among various financial institutions.

PRC risks

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC.  Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.  The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

23. Commitment and Contingency

Capital commitment

The Company has purchasing commitments that result from construction contracts and equipment procurement contracts signed for the development and operation of Dalian Dongtai's expansion project. As of December 31, 2009, the commitment information is as follows:

As of December 31, 2009
Construction	$2,285,677
Equipment	978,204
Total	$3,263,881

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Zhuorui

In March 2009, Zhuorui commenced trial production of its waste catalyst processes. Due to unfavorable market prices for Zhuorui’s final products, including chemical compounds containing valuable metals, and imperfections detected during trial production, the Company determined to suspend trial production in January 2010 in order to effect improvements to the technical flow prior to market recovery. We expect that the improvement to the technical flow will also enable Zhuorui to generate aluminum oxide as an additional by-product, and that the addition of this byproduct will strengthen our revenues and profitability in a manner that satisfies current emission standards established by the government.

The capital expenditure for Zhuorui’s improvement project is approximately $2.1 million (approximately RMB 14 million), and it is estimated that the project will require approximately four months for completion. Despite the advantages anticipated by this proposed technical improvement, we may be adversely affected by unanticipated events including the need for additional time and/or capital to complete the project, our efforts to generate aluminum oxide as an additional by-product are not successful or the expected market recovery takes more time than anticipated.

24. Subsequent events

On January 13, 2010, the Company and a consulting firm, which provides business advisory and private placement services to the Company, signed a Settlement and Release Agreement (the “Agreement”) to resolve all remaining issues between them. Pursuant to the Agreement, the consulting firm will receive:

i)	62,500 shares of free-trading, unrestricted common stock of the Company;
ii)
A Placement Agent Warrant, which must be exercised before September 11, 2011, to purchase up to 5 units at an exercise price of $72,000 per unit. Each unit consists of 29, 412 shares of restricted common stock of the Company, “A” warrants to purchase 14,706 common shares of the Company at an exercise price of $2.50 and “B” warrants to purchase 14,706 common shares of the Company at an exercise price of $3.50.

On January 27, 2010, Hunan Hanyang received a government subsidy of approximately $3.1 million (RMB21 million) from the central government of PRC, representing the first installment of a total expected government subsidy of approximately $16.1 million (RMB110 million) as a reimbursement of construction cost in the Hazardous Waste Treatment Center of Changsha City, Hunan Province.