Form 10-Q
period 2010-03-31
China Industrial Waste Management Inc.
filed 2010-05-12
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,336,535 shares of common stock are issued and outstanding as of May 12, 2010.

TABLE OF CONTENTS

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

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate of USD$1.00 = RMB 6.8259 as of December 31, 2009; and at the rate of USD$1.00 = RMB6.8258 as of March 31, 2010 quoted by the Federal Reserve System. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place through the Federal Reserve System. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, and its direct and indirect, wholly-owned and partially-owned subsidiaries.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1.                                 Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$10,311,215	$11,419,129
Notes receivable	256,462	335,780
Accounts receivable, net	3,113,248	2,021,421
Construction reimbursement receivable	106,728	846,270
Other receivables	61,794	91,872
Inventories	2,392,768	2,085,029
Advances to suppliers	654,558	800,694
Deferred expense	19,793	14,650
Total current assets	16,916,566	17,614,845

Long-term equity investment	87,903	87,900
Property, plant and equipment, net	31,894,224	32,319,145
Construction in progress	9,924,250	9,123,927
Land usage right, net of accumulated amortization	1,983,332	1,994,394
BOT franchise right	4,102,083	4,102,023
Certificate of deposit	293,006	293,002
Restricted cash	3,104,627	96,707
Other asset	1,204,761	1,074,531
Deferred tax asset	385,951	377,381
Related party receivable	234,405	234,401
TOTAL ASSETS	$70,131,108	$67,318,256

LIABILITIES
Current liabilities
Accounts payable	$673,656	$418,435
Short-term loan	6,739,137	6,739,038
Tax payable	398,810	200,957
Advance from customers	561,392	544,125
Deferred sales	724,766	958,930
Accrued expenses	29,488	301,531
Construction projects payable	3,119,419	3,932,297
Other payable	116,710	235,211
Long-term loan-current portion	2,245,158	2,245,125
Related party payable	380,908	380,902
Total current liabilities	14,989,444	15,956,551

Long-term loan	13,194,424	13,755,512
Asset retirement obligation	619,611	610,445
Government subsidy	5,533,509	2,464,079
TOTAL LIABILITIES	34,336,988	32,786,587

EQUITY
Stockholders' equity of the Company
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 15,336,535 and 15,274,035 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	15,337	15,274
Additional paid-in capital	7,602,626	7,162,867
Deferred stock-based compensation	(826,478)	(884,139)
Accumulated other comprehensive income	2,327,824	2,326,292
Retained earnings	18,099,775	17,490,919
Total stockholders' equity of the Company	27,219,084	26,111,213
Noncontrolling interest	8,575,036	8,420,456
TOTAL EQUITY	35,794,120	34,531,669

TOTAL LIABILITIES AND EQUITY	$70,131,108	$67,318,256

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Revenues
Service fees	$2,944,558	$1,197,699
Sales of recycled commodities	1,150,283	414,251
Total revenues	4,094,841	1,611,950

Cost of revenues
Cost of service fees	1,028,493	470,163
Cost of recycled commodities	388,459	257,687
Total cost of revenues	1,416,952	727,850

Gross profit	2,677,890	884,100

Operating expenses
Selling expenses	151,624	177,315
General and administrative expenses	968,094	525,371
Total operating expenses	1,119,718	702,686

Income from operations	1,558,172	181,414

Other income (expense)
Other income	7,167	14,675
Other expense	(228,323)	(63,841)
Settlement expense	(439,821)	-
Total other income (expense)	(660,977)	(49,166)

Net income before tax provision
Tax provision	133,001	45,029
Net income	764,194	87,220
Net income attributable to the noncontrolling interest	155,339	(29,784)
Net income attributable to the Company	$608,855	$117,003

Foreign currency translation adjustment	1,532	(16,302)

Comprehensive income attributable to the Company	610,387	100,701
Comprehensive income attributable to the noncontrolling interest	155,339	(29,784)
Comprehensive income	$765,726	$70,918

Basic and diluted weighted average shares outstanding
Basic	15,327,507	15,262,035
Diluted	16,401,437	15,262,035

Basic and diluted net earnings per share
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income attributable to the Company	$608,855	$117,003
Adjustments to reconcile net income to net cash provided by operating activities:
Nontrolling interest	155,339	(29,784)
Depreciation	526,771	264,575
Amortization	15,837	13,334
Amortization of deferred stock-based compensation	57,661	-
Bad debt allowance	35,547	-
Stock and warrant issued for settlement	439,821	-
Accretion expenses	9,155	9,023
Government subsidy recognized as income	(7,167)	-

Changes in operating assets and liabilities:
Notes receivable	79,307	-
Accounts receivable	(1,091,651)	(433,130)
Construction reimbursement receivable	703,933	-
Other receivables	30,073	15,744
Inventories	(307,645)	(172,530)
Advance to suppliers	146,118	(146,727)
Deferred expense	(5,142)	731
Other asset	(128,064)	(82,855)
Deferred tax assets	(8,562)	-
Accounts payable	255,163	(132,754)
Tax payable	197,810	(110,180)
Advance from customers	17,256	10,104
Accrued expense	(390,470)	(334,615)
Deferred income	(234,131)	101,315
Net cash provided by (used in) operating activities	1,105,814	(910,746)

Cash flows from investing activities
Purchase of property and equipment	(101,464)	(98,532)
Construction in progress	(726,790)	(3,022,054)
Purchase of intangible assets	(6,871)	-
Certificate of deposit	-	(804,564)
Net cash used in investing activities	(835,125)	(3,925,150)

Cash flows from financing activities
Repayment of construction project payable	(812,769)	(886,924)
Repayment of short-term loans	-	(1,901,697)
Proceeds from long-term loan	-	6,202,458
Repayment of long-term loans	(561,174)	-
Proceeds from related party loan	-	102,399
Net cash provided by (used in) financing activities	(1,373,943)	3,516,236

Effect of exchange rate on cash	(4,660)	(3,322)

Net decrease in cash and cash equivalents	(1,107,914)	(1,322,982)

Cash and cash equivalents, beginning of period	11,419,129	5,710,784
Cash and cash equivalents, end of period	$10,311,215	$4,387,802

Supplemental cash flow information:
Cash paid during the year for:
Interest	$347,272	$94,545
Income taxes	$87,884	$143,518

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

The accompanying unaudited combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the combined and consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the audited combined and consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

1. Nature of operations

The accompanying unaudited combined and consolidated financial statement are those of China Industrial Waste Management, Inc., a Nevada corporation (the “Company”) incorporated on November 12, 2003, its wholly owned subsidiary, Favour Group Ltd., a British Virgin Islands corporation (“Favour”), along with its indirect wholly and majority owned subsidiaries:

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
• Sino-Norway Dalian Energy Efficiency Center Co., Ltd. (“Sino-Norway EEC”)

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
• Waste transportation services
• Onsite waste management services
• Environmental pollution remediation services

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Dongtai Water, which was incorporated in July 2006, is a build-operate-transfer (“BOT”) project, with an operating period of 20 years, established to process municipal sewage generated by Dalian City. Phase I of Dongtai Water, whose designed production capacity is 30,000 tons per day, commenced normal production in June 2008.

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

In October 2009, Dalian Dongtai acquired 65% equity interest in Hunan Hanyang. Hunan Hanyang was established in Hunan Province in 2004 and is engaged in the business of treatment and comprehensive utilization of industrial waste. Hunan Hanyang owns a franchise right (BOT) to construct and operate the Hazardous Waste Treatment Center of Changsha City, Hunan Province for 25 years upon completion of construction.

Sino-Norway EEC was incorporated as a joint venture in November 2009. Sino-Norway EEC is engaged in the business of energy efficiency audit and consultation, and is sponsored under the Energy Efficiency Planning Program initiated by Chinese and Norwegian governments.

2. Basis of presentation

The accompanying unaudited combined and consolidated financial statement include the accounts of the parent entity, its direct wholly owned subsidiary, Favour, along with its indirect wholly owned subsidiary, Full Treasure, its 90% indirect owned subsidiary, Dalian Dongtai, its 80% indirect owned subsidiary, Dongtai Water, its 52% indirect owned subsidiary, Dongtai Organic, its 70% indirect owned subsidiary, Zhuorui, its 75% indirect owned subsidiary, Dalian Lipp, its 100% indirect owned subsidiary, Yingkou Dongtai, its 65% indirect owned subsidiary, Hunan Hanyang, and its 60% indirect owned subsidiary, Sino-Norway EEC.

In December 2009, Dalian Dongtai acquired an additional 3% equity interest in Dongtai Organic, thereby increasing its ownership of Dongtai Organic to 52%. As a result of equity exchange between entities under common control, the financial statements and financial information presented for prior years during which the entities were under common control, have been retrospectively adjusted to furnish comparative information, adjusted financial statements and financial summaries also include the combined revenues, expenses and cash flows of Dongtai Organic. All material inter-company accounts and transactions have been eliminated in the consolidation.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

Foreign currency translation

As of March 31, 2010 and 2009, the accounts of the Company were maintained, and the unaudited combined and consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such unaudited combined and consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Matters with RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220 Comprehensive Income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with ASC Topic 210-10-45-4 Classification of Current Assets, cash which is restricted as to withdrawal is considered a non-current asset. As of March 31, 2010 and December 31, 2009, restricted cash consists of government subsides of $3,104,627 and $96,707, which is to be used exclusively on facility construction and equipment procurement. It also consists of certificate of deposit of $293,006 and $293,002, respectively.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

As of March 31, 2010, construction in progress is comprised of three principal components. The first component is the Centralized Hazardous Waste Treatment Center of Dalian City (the “Expansion Project”), which is located in Dagu Hill, Dalian Development Area. The Expansion Project consists of an incineration system that includes an incinerator, its supporting facilities, and warehouses, work plants and office buildings, etc. The second component is the production equipments of Zhuorui, which are still in testing phase, including the plasma furnace, flue gas cleansing system, dust trapper, etc. The third component is the Hazardous Waste Treatment Center of Changsha City, Hunan Province, which is in the phase of preparation for the commencement of construction.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

Long-term equity investment

As of March 31, 2010 and December 31, 2009, long-term investment is comprised of investment in Xiangtan Luyi Dongtai Industrial Waste Treatment Co., Ltd. (“Xiangtan Dongtai”).

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Xiangtan Dongtai	$87,902	$87,900

Xiangtan Dongtai, located in Xiangtan City, Hunan Province, was established on August 5, 2009, and primarily engaged in treatment and disposal of industrial waste, development and sales of recycled products. Dalian Dongtai owns a 15% equity interest in Xiangtan Dongtai, therefore, the Company applies the cost method to account for its investment.

Impairment of long-lived assets

In accordance with ASC Topic 360 “Accounting for the Impairment or Disposal of Long Lived Assets”, property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of March 31, 2010 and December 31, 2009, respectively.

Intangible assets

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Intangible assets consist of “rights to use land and build a plant” for 50 years and intellectual property. The intangible assets are amortized using straight – line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The following table summarizes the material terms of the land use rights:

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

As of March 31, 2010, net land use rights was $1,983,332, of which $1,726,108 has been pledged as collateral for the short-term loans from Shanghai Pudong Development Bank.

Noncontrolling interest in unaudited combined and consolidated financial statement

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

Revenue recognition

The Company recognizes revenues in accordance with the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of March 31, 2010 and December 31, 2009, deferred sales amounted to $724,766 and $958,930, respectively.

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

Government grants are received at a discretionary amount as determined by the local or central PRC government. The Company follows the guideline of the AICPA Issues Paper in accounting for grants as revenues. In general, government grants for revenues and/or expenses should be recognized in income when the related revenue or expense is recorded. Grants related to property or equipment should be recognized over the useful lives of the related asset. Funds received before the conditions of the grant are met should be recorded as deferred revenue.

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

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dalian Dongtai is subject to EIT at 11% for the three months ended March 31, 2010. Furthermore, the Law stipulates that enterprises that engage in municipal sewage and sludge treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water and Dongtai Organic is entitled to a three-year EIT exemption treatment starting whenever it generates the first operation revenue, and additional 50% discount on the normal rate for the next three years. For the three months ended March 31, 2010, Dongtai Water and Dongtai Organic have benefited from the EIT exemption preference.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

Reclassifications

Certain reclassifications have been made in the 2009 financial statements to conform to the 2010 presentation.

Recent accounting pronouncements

Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

Technical Corrections to Various Topics
In February 2010, the FASB issued ASC Update 2010-08, which contains technical corrections to various Topics within the ASC. Those corrections are effective for interim and annual periods beginning after February 2, 2010. The Company is currently evaluating the potential effects of ASC Update 2010-08.

Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements
In February, 2010, the FASB issued FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements,” ASU Update 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU Update 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s results of operations or financial position.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification
In January 2010, the FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The implementation of this issue did not have a material impact on the Company’s financial position and results of operations.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into the FASB ASC, which contains roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 is effective for financial statements issued for reporting periods that end after September 15, 2009. As the result of SFAS No. 168 the Company’s references to the authoritative accounting literature in these financial statements have been revised to include references to the FASB ASC.

Consolidation of Variable Interest Entities – Amendments to FASB Interpretation No. 46(R)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which has been codified as an update to FASB ASC Topic 810 which requires ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Enhanced disclosures regarding an entity’s involvement with variable interest entities are also required under the provisions of FASB ASC 810. These requirements are effective January 1, 2010. The adoption of these requirements did not have a material impact on the Company’s financial statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

4．Notes receivable

As of March 31, 2010 and December 31, 2009, notes receivable, with the balances of $256,462 and $335,780, respectively, represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.

5. Accounts receivable

As of March 31, 2010 and December 31, 2009, the net balances of accounts receivable were $3,113,248 and $2,021,421, respectively. The following table shows the aging composition of the balances:

Aging	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
1-3 months	$1,925,299	$1,098,027
4-6 months	429,546	450,939
7-12 months	570,271	381,949
1-2 years	243,017	118,875
over 2 years	11,737	2,699
Total	$3,179,871	$2,052,489
Allowance for doubtful accounts	(66,623)	(31,068)
Accounts receivable, net	$3,113,248	$2,021,421

The activity in the allowance for doubtful accounts for accounts receivable for the three months ended March 31, 2010 is as follows:
For the Three Months Ended March 31, 2010
Beginning allowance for doubtful account	$31,068
Additional charged to bad debt expense	35,547
Write-off charged against the allowance	-
Foreign currency translation adjustment	8
Ending allowance for doubtful accounts	$66,623

6. Construction reimbursement receivable

Dongtai Organic commenced trial production in March 2009, as the development of plans to bring the integrated anaerobic fermentation system necessary for its intended use. In fiscal year 2009, Dongtai Organic aggregately disposed of 42,789 tons of municipal sludge, and recorded a construction reimbursement receivable of $846,270. Payments are to be processed by Dalian Municipal Government per BOT contractual agreement as a reimbursement of current related expense. Therefore, Dongtai Organic accounted the reimbursement as a reduction of current period construction cost. As of March 31, 2010, the remaining balance was approximately $106,729.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

7. Inventory

As of March 31, 2010 and December 31, 2009, inventory consists of raw materials and recycled commodities as follows:
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$984,159	$719,948
Recycled commodities	1,408,609	1,365,081
	$2,392,768	$2,085,029

Raw materials are mainly comprised of waste catalyst, which is a scarce resource, collected from oil refineries, chemicals used in the waste treatment and recycling process, and packaging materials.

As of March 31, 2010 and December 31, 2009, the balances of waste catalyst amounted to $422,553 and $422,547, respectively. Because of the impact of the global economic crisis, the prices for the final products that produced from the processing of waste catalyst, including chemical compounds of valuable metals have decreased dramatically since the end of 2008. Management believes that the holding of waste catalyst before the rise of market price complies with shareholder’s interest.

Recycled commodities are mainly comprised of alloys and cupric sulfate that are produced from waste collected, and aluminum and iron products recycled from waste collected, etc.

For the three months ended March 31, 2010, no allowance for obsolete inventories was recorded by the Company.

8. Property, plant and equipment
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Buildings	$14,762,215	$14,761,998
Machinery and equipment	19,510,620	19,510,334
Office equipment	678,604	670,015
Vehicles	1,374,583	1,281,659
	36,326,022	36,226,006
Less: accumulated depreciation	(4,431,798)	(3,904,861)
Property, plant and equipment, net	31,894,224	32,319,145

Construction in progress	9,924,250	9,123,927
Total	$41,818,474	$41,443,072

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $526,771 and $ $264,575, respectively.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

For the three months ended March 31, 2010 and 2009, capitalized interests amounted to $98,384 and $94,545, respectively.

As of March 31, 2010, certain buildings, with the net book value of $4,236,424, have been pledged as the collateral for loans from Shanghai Pudong Development Bank. Certain machinery and equipments, with the net book value of $14,632,195, have been pledged as the collateral for loans from China Merchants Bank.

9. Other assets

As of March 31, 2010, other asset in the amount of $1,204,761 is primarily comprised of value added tax credit of $1,183,629. VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

10. Short-term loan

As of March 31, 2010, the short-term loan balance represents loans, aggregately RMB46, 000,000 (approximately $6,739,137), which are all borrowed from Shanghai Pudong Development Bank. The following table identifies the material terms of loans:
				Principal
				March 31, 2010	December 31, 2009
Effective Date	Maturity	Type	Interest Rate	(Unaudited)	(Audited)
04-27-2009	04-27-2010	Secured	5.841%	$3 ,809,077	$3,809,022
05-18-2009	05-18-2010	Secured	5.841%	1,465,030	1,465,008
06-04-2009	06-04-2010	Secured	5.841%	1,465,030	1,465,008
				$6,739,137	$6,739,038

Total interest expense on short-term loans for the three months ended March 31, 2010 and 2009 amounted to $347,272 and $94,545, respectively. And the loans are secured by certain properties and land use right of the Company.

11. Long-term loan

As of March 31, 2010 and December 31, 2009, the long-term loan balances represent loans from China Merchants Bank. The following table identifies the material terms of the loans:
			Principal
			March 31, 2010	December 31, 2009
Effective Date	Maturity	Type	(Unaudited)	(Audited)
01-08-2009	01-07-2017	Secured	$12,005,919	$12,452,570
08-20-2009	08-20-2017	Secured	3,433,663	3,548,067
			$15,439,582	$16,000,637

The interest rates for  above loans are determined based on the monthly rate of loans above 5 years set by the People’s Bank of China at closing date plus 5% and is adjustable every six months.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

The long term loans are scheduled to be repaid on installments. The following table shows the installments schedule:

Year	Amount
2010	$1,683,869
2011	2,245,158
2012	2,245,158
2013	2,245,158
2014	2,245,158
Thereafter	4,775,081
Total	$15,439,582

As of March 31, 2010, the installments amounting to $2,245,158 will be due within one year, and are classified in current liabilities. The BOT franchise right of Dongtai Water and Dongtai Organic, and certain manufacturing machinery of the Company are pledged as collaterals for the above loans. Dalian Lida Environmental Engineering Co., Ltd, which holds 20% equity interest in Dongtai Water, acts as co-guarantor for the loan with the balance of $3,433,663.

12. Government subsidy

As of March 31, 2010 and December 31, 2009, the government subsidy consists of the followings:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Dalian Dongtai	$1,465,030	$1,465,008
Zhuorui	991,917	999,071
Hunan Hanyang	3,076,562	-
	$5,533,509	$2,464,079

In 2009, Dalian Dongtai received a government subsidy from the central government of PRC of RMB10, 000,000 (approximately $1,465,030) to support the construction of the Centralized Hazardous Waste Treatment Center of Dalian City, which is located in Dalian Development Area.

In 2007, Zhuorui received government subsidies of RMB7, 036,000 (approximately $1,030,795), of which RMB6, 000,000 (approximately $879,018) is to be used to purchase production machinery or pay construction expenditures, and the other RMB1, 036,000 (approximately $151,777) is granted as a reimbursement for the acquisition of land use right.

On January 27, 2010, Hunan Hanyang received a government subsidy of RMB21 million (approximately $3,076,562) from the central government of PRC, representing the first installment of a total expected government subsidy of RMB110 million (approximately $16.1 million) as a reimbursement of construction cost in the Hazardous Waste Treatment Center of Changsha City, Hunan Province.

The subsidies are initially recorded as deferred income. Upon the completion and acceptance of the government subsidized projects, subsidies are recognized over the useful lives of the related assets.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

13. Settlement expense

In February 2010, the Company and a consulting firm, which provides business advisory and private placement services to the Company, signed a Settlement and Release Agreement (the “Agreement”) to resolve all remaining issues between them. Pursuant to the Agreement, the consulting firm received:

i)	62,500 shares of common stock of the Company.
ii)
A Placement Agent Warrant (denominated as “Unit Purchase Option”) to purchase up to 5 Units at 120% of the offering price of the Unit. The original offering price of a Unit was $60,000 at time of offering. Each Unit consists of 29, 412 shares of restricted common stock of the Company, “A” warrants to purchase 14,706 common shares of the Company at an exercise price of $2.50 and “B” warrants to purchase 14,706 common shares of the Company at an exercise price of $3.20.

As management has determined that the Units are issued in settlement of a dispute between the parties, each Unit is to be valued at its fair value. Utilizing the Black-Scholes option-pricing model resulted in an aggregate fair value of the elements (stock, warrant A and warrant B) of each Unit to be $128,089 ($88,236, $22,016 and $17,837, respectively) or $640,446 for all 5 Units. The following significant assumptions were used in preparing the Black-Scholes calculation assumptions: expected dividend yield 0%; risk-free interest rate of 2.48%; volatility of 89.59% and an expected term of 5 years.

The fair market value of the 62,500 shares of common stock at issuance date was approximately $159,375. The fair value of 5 Units is $640,446 and the cost of purchase is $360,000. The difference between fair value of all 5 Units and cost of purchase in the amount of $280,446 was charged to expense account during the current period. Therefore, the Company recognized a settlement expense of $439,821.

14. Related parties transactions

As of March 31, 2010 and December 31, 2009, the amounts due from (to) related parties were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Due to Dalian Dongtai Investment Co., Ltd. (“Dongtai Investment”)	$(380,908)	$(380,902)
Due from Dalian Lida Environmental Engineering Co., Ltd. (“Dalian Lida”)	$234,405	$234,401

As of March 31, 2010, the balance with Dongtai Investment represents unsecured loans which are detailed as below:

Effective Date	Maturity	Interest Rate	Amount
		per annum
10-15-2007	on demand	6%	$278,356
03-06-2009	on demand	6%	29,301
03-23-2009	on demand	6%	73,251
			$380,908

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

As of March 31, 2010, receivable from Dalian Lida is an unsecured short term loan of $234,405 (RMB1.6 million) with interest rate of 6% per annum, effective on August 1, 2009, and matured on April 30, 2010.

15. Earnings per share

Basic earnings per common share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants, using the treasury stock method.

The following table demonstrates the calculations for earnings per share for the three months ended March 31, 2010 and 2009:

	2010	2009
Net income attributable to the Company	$608,855	$117,003
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$608,855	$117,003

Weighted average number of common shares - Basic	15,327,507	15,262,035
Effect of dilutive securities:
Option	20,000	-
Warrants	1,053,930	-
Weighted average number of common shares - Diluted	16,401,437	15,262,035

Earnings per share
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

16. Commitment and Contingency

Capital commitment

The Company has purchasing commitments that result from construction contracts and equipment procurement contracts signed for the development of the Centralized Hazardous Waste Treatment Center of Dalian City. As of March 31, 2010, the commitment information is as follows:

Construction	$2,389,581
Equipment	978,218
Total	$3,367,799

Zhuorui

In March 2009, Zhuorui commenced trial production. Due to the unfavorable market prices for Zhuorui’s final products, including chemical compounds of valuable metals, and imperfections detected in the trial production, the Company decided to suspend the trial production in January 2010 to make improvement on the technical flow prior to market recovery. With the improvement on the technical flow, Zhuorui can generate an additional by-product, which strengthens its profitability and qualifies upgraded emission standards.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

The capital expenditure for the improvement is approximately $2.1 million (approximately RMB 14 million), and it is estimated that a four-month period is necessary to accomplish this improvement. Despite the advantages brought by this proposed technical improvement, there are possibilities of losses caused by unexpected events, take for example, it costs additional time or fund to accomplish the improvement, the attempt to generate additional by-product fails or the depressing market conditions last longer than our expectation.

17. Subsequent events

The Company has evaluated all subsequent events through May 10, 2010, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

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

OVERVIEW

Business

China Industrial Waste Management, Inc., which, through its indirect 90% owned subsidiary, Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”), has engaged in industrial solid waste treatment since 1991, is now the largest industrial solid waste management enterprise in Northeast China. The Company’s operations are conducted primarily in three areas:

•
Industrial Solid Waste Treatment and Recycling: Dalian Dongtai provides services including the collection, storage, transportation, disposal and incineration of industrial waste, as well as the landfill of general and hazardous industrial waste.

•
Municipal Sewage Water Treatment: Dalian Dongtai’s 80% subsidiary, Dalian Dongtai Water Recycling Co. Ltd. (“Dongtai Water”), commenced operations in June 2008 to process domestic sewage generated from a portion of Dalian City.

•
Municipal sludge treatment (sludge-to-energy): Dalian Dongtai’s 52%-owned subsidiary, Dalian Dongtai Organic Waste Treatment Co. Ltd. (“Dongtai Organic”), which became operational in 2009, has implemented a centralized processing of wastewater sludge derived from all sewage treatment plants in urban Dalian City.

Business Model

The Company’s operations are conducted primarily in three areas that contributing to the Company’s revenue stream in the fist quarter of 2010, i.e. (a) revenue from industrial solid waste (b) sludge treatment which consists of sludge treatment fees and sales of biogas (methane) and (c) sewage treatment. They accounted for 67.56%, 8% and 24.4% respectively of revenues for the first quarter of 2010.

(a) Industrial Solid Waste

Dalian Dongtai generates revenues from its receipt of waste management service fees and sales of recycled commodities. Our diverse customer base includes companies engaged in the electronic, chemical, petrochemical, mechanical treatment, pharmacy, shipbuilding and automobile-making industries, and industrial solid wastes include solvent, remnants of chemical, waste catalysts, grinding fluids, cutting fluids, oily sludge, slag, foundry sand and industrial waste water.

The typical waste management contract with a client is renewable every year, and the service fee charged to the customer is based on the volume of waste produced. Most of our clients make payments on a monthly basis. In the first quarter of 2010, the Company received approximately $ 2.94 million in solid waste treatment service fees from its  customers. Revenues from sales of recycled commodities reached $1.15 million in the first quarter of 2010.

(b) Sludge Treatment

Dongtai Organic operates the first BOT (Build-Operate-Transfer) plant in the PRC to implement centralized wastewater sludge processing. During the project’s 20-year franchised period, this sludge-to-energy plant is expected to dispose of the sludge derived from all sewage treatment plants located in urban Dalian City. This plant has a designed capacity of 600 tons/day and is expected to generate approximately 11,000 cubic meters of methane each day once it reaches its full capacity. The project has generated revenues since January 2010 from service fees paid by the local government and from sales of biogas (methane) to Dalian Gas Company, which it uses as a partial supply for cooking fuel in Dalian City. Both of the revenues streams of Dongtai Organic are calculated on a volume basis. The payment of sludge processing fees is the responsibility of the local government and is payable every quarter while payment for sales of biogas (methane) is made on a monthly basis.

(c) Sewage Treatment

Dongtai Water, which is a BOT  plant with a 20 year franchised right, commenced operations in June 2008 to process domestic sewage generated from a portion of Dalian City. The plant’s designed capacity is 30,000 tons/day and it has reached its full capacity. The payment of sewage treatment fees, which is based on the volume of waste water processed, is paid by the local government on quarterly basis.

Recent Developments

(a) In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dalian Dongtai’s capacity for waste treatment and disposal. The expansion project, which is one of fifty-five hazardous waste treatment centers sponsored by the National Development and Reform Commission and one of two such centers in Liaoning Province, commenced construction at the end of July 2009. The Company expects the project to be operational in the fourth quarter of 2010.

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

(b) In accordance with Dongtai Organic's franchise agreement with the local government, Dongtai Organic is entitled to process all of the sludge generated from sewage treatment plants in the urban area of Dalian City.  There are several sewage treatment plants in Dalian under construction. Management anticipates that Dalian Organic’s facility will reach its full capacity within one or two years following completion of sewage treatment plants in Dalian city.

Operating Strategy

Our business strategy is designed to increase revenues and earnings through profitable growth and improving returns on invested capital. The components of our strategy include:

•	Maintaining commercialization of industrial solid waste treatment as our core business and maintaining a balanced business structure of the three business lines;
•	Expansion into municipal sludge treatment BOT projects with the goal of 30-40% of our revenues being provided by sludge treatment;
•	Promoting the installation of sludge treatment tanks in other cities to seize the market opportunity in the surge of sludge treatment;
•	Managing our businesses locally with a strong operating focus and emphasis on customer service;
•	Expanding into new geographic markets in China;
•
Maintaining our financial capacity and effective administrative systems and controls to support on-going operations and future growth. We are evaluating growth in our solid waste treatment operations through opportunities to cooperate with prominent domestic or overseas partners and attempts to integrate customer groups (for example, the refinery industry), to realize resource optimization; and

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the combined and consolidated financial statements and notes appearing elsewhere in this quarterly report.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

Revenues

We generate revenue primarily from two sources, i.e., fees charged to customers for waste collection, transfer, recycling and disposal services (including service fees for sewage and sludge treatment), and sales of recycled commodities (including sales of methane). We consider our collection and disposal operations and reclamation of reusable substances as our core business. Revenues from service fees accounted for 71.9% and 74.3% of revenues in the three months ended March 31, 2010 and 2009, respectively.

The Company’s total revenues for the three months ended March 31, 2010 was $4,094,841, an increase of $2,482,891 or 154.03%, over revenues of $1,611,950 for the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009
Service fees(1)	$2,944,558	$1,197,699
Sales of recycled commodities (2)(3)	1,150,283	414,251
Total	$4,094,841	$1,611,950

Notes:
(1) Consists of service fees generated from industrial solid waste treatment, sewage treatment and sludge treatment.
(2) Cupric sulfate, which is included in the sales of recycled commodities, was segmented previously because its sales account for more than 10% of total revenue.
(3)  Sales of biogas (methane), which is a new component byproduct derived by Dongtai Organic, is included in sales of recycled commodities.

The increase is mainly attributable to:

(a) The rally in the overall industrial solid waste business. Service fees from industrial solid waste treatment represent a n increase of $1,160,289, from $869,581 to $2,029,870, or 133.4% increase, in the first quarter of 2010. In addition, sales of recycled commodities (excluding sales of methane) increased from $414,251 to $736,779. This increase is a natural consequence of a recovering production scale of our clients who suffered from the adverse impact of the global economic recession and corresponding world financial crisis which severely impacted the Company’s primary business. We expect this trend to continue for the balance of 2010.

(b) The additional revenue derived by Dongtai Organic, a 52%-owned subsidiary that generates revenues from  municipal sludge treatment, as well as from sales of its by-product (methane).

1. Service fees

Service fees increased from $1,197,699 for the three months ended March 31, 2009 to $2,944,558 for the same period of 2010, an increase of $1,746,859, or 145.85%. The increase is attributable to (a) the $1,160,289 or 133.4% increase in service fees generated from industrial solid waste treatment business and (b) the addition of  $585,394 generated from sludge treatment fees, which accounts for 19.9% of service fees in total.

Since its commencement of operations in late 2009, Dongtai Organic continues to function stably. In the first quarter of 2010, Dongtai Organic generated $998,898 in sludge treatment fees and sales of methane.

2. Sales of recycled commodities

As China’s economy appears to be recovering from the global rescission, prices for many raw materials have been increasing gradually, including for Dalian Dongtai’s main products, cupric sulfate, iron, plastic and nonferrous metal For example, the average price for cupric sulfate in the first quarter of 2010 was about $1,750/ton, while the average price for the same period of 2009 was approximately $1,080/ton, an increase of approximately 61.4%. To optimize on this situation, Dalian Dongtai has selectively sold some of the recycled commodities, including commodities that had been inventoried during 2009 due to the low sales prices. As of the end of March 2010, Dalian Dongtai had generated $736,779 from sales of recycled commodities (excluding sales of methane) which increased by $322,528 or 77.8% from $414,251 for the same quarter in 2009.

In the first quarter of 2010, Dongtai Organic generated $413,504 in revenue from the sales of biogas (methane), a by-product, whereas there was no such revenue in the first quarter of 2009.

Cost of Revenues

The Company’s cost of revenues for the three months ended March 31, 2010 was $1,416,952 compared with $727,850 for the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009
Cost of service fees (1)	$1,028,493	$470,163
Cost of recycled commodities (2)(3)	388,459	257,687
Total	$1,416,952	$727,850

Notes:
(1) Consists of service fees generated from industrial solid waste treatment, sewage treatment and sludge treatment.
(2) Cupric sulfate, which is included in the sales of recycled commodities, was segmented previously because its sales account for more than 10% of total revenue.
(3) Sales of biogas (methane), which is a new component byproduct derived by Dongtai Organic, is included in sales of recycled commodities.

Total cost of revenues increased by $689,102 or 94.68% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

1. Cost of service fees

Cost of service fees increased by $558,330, or 118.75% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

The increase includes the cost incurred by Dongtai Organic in the amount of approximately $506,740. In the three months ended March 31, 2009, Dongtai Organic had not yet commenced operations.

2. Cost of sales of recycled commodities

Cost of recycled products (including cupric sulfate and other recycled commodities) for the three months ended March 31, 2010 increased by $130,772 or 50.75%, compared with the same period of 2009.

Gross Profit Margin

The gross profit margin for the three months ended March 31 2010 was 65.4% whereas that for the same period in 2009 was 54.85%. The primary reason for the 10.55% improvement in the Company’s gross profit margin is attributable to the recovery of recycled commodities (especially cupric sulfate).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and met capital expenditure requirements primarily through cash provided by operating activities, trade credit and bank loans.

Accounts receivable increased by $1,091,827 or 54% from $2,021,421 as of December 31, 2009 to $3,113,248 as of March 31, 2010. This  primarily contributed to (a) approximately $ 562,303 for sludge treatment service rendered and sales of methane (b) in crease in revenue from industrial solid waste treatment.

Short-term loan as of March 31, 2010 was $6,739,137, whereas the corresponding amount as of December 31 2009 was $6,739,038.

As of March 31, 2010, the Company had cash and cash equivalents of $10,311,215 compared to $11,419,129 as of December 31, 2009, a decrease of  $1,107,914 or 9.7%. The decrease is mainly due to: (a) Repayment of bank loans and (b) Payment for construction and procurement of equipments for Hunan Hanyang and  Dalian Dongtai’s expansion project.

As of March 31, 2010, the Company had a working capital surplus of $1,927,122, compared to a surplus of $1,658,294 as of December 31, 2009.

Cash Flow

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$1,105,814	$(910,746)
Net cash used in investing activities	(835,125)	(3,925,150)
Net cash provided by (used in) financing activities	(1,373,943)	3,516,236

Net cash provided by operating activities was $1,105,814 for the three months ended March 31, 2010, compared to net cash used in operating activities in the amount of $910,746 for the same period in 2009. The improvement is mainly attributable to the recovery of business.

Net cash used in investing activities for the three months ended March 31, 2010 was $835,125, compared to net cash used in investing activities in the amount of $3,925,150 in the same period of 2009.

Net cash used in financing activities for the three months ended March 31, 2010 was $1,373,943 compared to net cash provided by financing activities in the amount of $3,516,236 in the same period of 2009 due to the payment of long-term loan principal and construction expenditures payable in the first quarter of 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During the evaluation of disclosure controls and procedures as of December 31, 2009 conducted during the preparation of the Company’s financial statements included in its annual report on Form 10-K, a material weakness in internal controls was identified.  As a result of this material weakness the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009 our disclosure controls and procedures were not effective.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.” The Company’s management concluded that, as of December 31, 2009, the following material weakness existed:

•	We had an insufficient familiarity with generally accepted accounting principles in the United States (“US GAAP”)
•	The Company was unable to ensure that all information required to be disclosed in our filings was accumulated and communicated to management to allow timely decisions regarding required disclosure.
•	The Company lacks qualified resources to perform the internal audit functions properly; and the scope and effectiveness of the Company’s internal audit function are yet to be developed.

Since January 2, 2010 we have engaged in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to many areas of our financial statements and disclosures. In order to remediate the material weakness identified as of December 31, 2009, during the first quarter of 2010 we have:

•	Commenced the process by which we will become better informed about US GAAP.
•	Began the process of seeking additional accounting and financial personnel with industry experience.

Notwithstanding the remedial actions we have undertaken since December 31, 2009, because of the scope of the material weakness that existed at December 31, 2009, our management has concluded that our disclosure controls and procedures at March 31, 2010 were not effective. Our efforts to remediate our disclosure controls and procedures and internal control over financial reporting are continuing and are expected to continue throughout fiscal 2010. Until such time, however, as our efforts to remediate this weakness, there remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our disclosure controls and procedures and internal control over financial reporting, both as they relate to the material weakness identified at December 31, 2009 and to other possible areas.

Notwithstanding the existence of this material weakness in disclosure controls and procedures and internal control over financial reporting at March 31, 2010, we believe that the consolidated financial statements included elsewhere in this report fairly present, in all material respects, our consolidated balance sheets as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the quarters ended March 31, 2010 and 2009 in conformity with US GAAP.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2010, the Company entered into a Settlement and Release Agreement (the “Agreement”) to resolve all remaining issues between the Company and a consultant. Pursuant to the Agreement, the consulting firm and/or its designees were issued (a) 62,500 shares of common stock of the Company and warrants to purchase, on or before September 11, 2011, up to 5 units at an exercise price of $72,000 per unit. Each unit consists of 29,412 shares of restricted common stock of the Company, “A” warrants to purchase 14,706 common shares of the Company at an exercise price of $2.50 per share and “B” warrants to purchase 14,706 common shares of the Company at an exercise price of $3.20 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

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
Date: May 12, 2010

By: /s/ Guo Xin
Guo Xin, Chief Financial Officer
Date: May 12, 2010