Form 10-Q
period 2010-06-30
China Industrial Waste Management Inc.
filed 2010-08-12
CIK 763846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

Yes [ ] No [ X ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,336,535 shares of common stock are issued and outstanding as of August 12, 2010.

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

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“Yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate of USD$1.00 = RMB 6.8259 as of December 31, 2009; and at the rate of USD$1.00 = RMB6.7815 as of June 30, 2010 quoted by the Federal Reserve System. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place through the Federal Reserve System. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, and its direct and indirect, wholly-owned and partially-owned subsidiaries.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on August 12, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,830,344	$11,419,129
Notes receivable	135,663	335,780
Accounts receivable, net	4,850,576	2,021,421
Construction reimbursement receivable	107,426	846,270
Other receivables	72,341	91,872
Inventories	2,530,549	2,085,029
Advances to suppliers	1,548,968	800,694
Deferred expense	17,214	14,650
Total current assets	14,093,080	17,614,845

Long-term equity investment	147,460	87,900
Property, plant and equipment, net	31,738,023	32,319,145
Construction in progress	12,472,166	9,123,927
Land usage right, net of accumulated amortization	1,986,633	1,994,394
BOT franchise right	4,128,880	4,102,023
Certificate of deposit	-	293,002
Restricted cash	3,129,244	96,707
Other asset	950,461	1,074,531
Deferred tax asset	329,865	377,381
Related party receivable	235,936	234,401
TOTAL ASSETS	$69,211,748	$67,318,256

LIABILITIES
Current liabilities
Accounts payable	$1,203,296	$418,435
Short-term loan	2,949,200	6,739,038
Tax payable	229,224	200,957
Advance from customers	629,839	544,125
Deferred sales	355,682	958,930
Accrued expenses	29,705	301,531
Construction projects payable	2,934,195	3,932,297
Other payable	170,112	235,211
Long-term loan-current portion	2,259,825	2,245,125
Related party payable	383,396	380,902
Total current liabilities	11,144,474	15,956,551

Long-term loan	14,337,720	13,755,512
Asset retirement obligation	632,875	610,445
Government subsidy	5,562,442	2,464,079
TOTAL LIABILITIES	31,677,511	32,786,587

EQUITY
Stockholders' equity of the Company
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 15,336,535 and 15,274,035 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	15,337	15,274
Additional paid-in capital	7,602,625	7,162,867
Deferred stock-based compensation	(768,817)	(884,139)
Accumulated other comprehensive income	2,511,278	2,326,292
Retained earnings	19,304,966	17,490,919
Total stockholders' equity of the Company	28,665,389	26,111,213
Noncontrolling interest	8,868,848	8,420,456
TOTAL EQUITY	37,534,237	34,531,669

TOTAL LIABILITIES AND EQUITY	$69,211,748	$67,318,256

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues
Service fees	$3,226,923	$1,642,748	$6,171,481	$2,840,447
Sales of recycled commodities	1,697,657	810,247	2,847,940	1,224,499
Total revenues	4,924,580	2,452,995	9,019,421	4,064,946

Cost of revenues
Cost of service fees	1,228,378	370,713	2,256,871	840,876
Cost of recycled commodities	643,518	507,525	1,031,977	765,212
Total cost of revenues	1,871,896	878,238	3,288,847	1,606,088

Gross profit	3,052,684	1,574,758	5,730,574	2,458,858

Operating expenses
Selling expenses	168,680	44,756	320,304	222,071
General and administrative expenses	1,044,763	993,214	2,012,857	1,518,585
Total operating expenses	1,213,443	1,037,970	2,333,160	1,740,656

Income from operations	1,839,242	536,787	3,397,414	718,202

Other income (expense)
Other income	80,425	47,393	87,592	62,069
Other expense	(224,229)	(94,416)	(452,552)	(79,741)
Settlement expense	-	-	(439,821)	-
Total other income (expense)	(143,804)	(47,023)	(804,781)	(17,672)

Net income before tax provision
Tax provision	254,941	60,250	387,942	105,279
Net income	1,440,497	429,515	2,204,691	595,251
Net income attributable to the noncontrolling interest	235,305	(3,618)	390,644	(33,401)
Net income attributable to the Company	$1,205,192	$433,132	$1,814,047	$628,652

Foreign currency translation adjustment	183,453	8,299	184,985	(8,003)

Comprehensive income attributable to the Company	1,388,645	441,431	1,999,032	620,649
Comprehensive income attributable to the noncontrolling interest	235,305	(3,618)	390,644	(33,401)
Comprehensive income	$1,623,951	$437,814	$2,389,677	$587,247

Basic and diluted weighted average shares outstanding
Basic	15,336,535	15,268,068	15,323,068	15,265,085
Diluted	17,594,787	15,268,068	17,549,633	15,265,085

Basic and diluted net earnings per share
Basic	$0.08	$0.03	$0.12	$0.04
Diluted	$0.07	$0.03	$0.10	$0.04

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income attributable to the Company	$1,814,047	$628,652
Adjustments to reconcile net income to net cash provided by operating activities:
Nontrolling interest	390,644	(33,401)
Depreciation	1,033,799	590,263
Amortization	33,286	21,515
Amortization of deferred stock-based compensation	115,322	-
Bad debt allowance	113,486	-
Stock and warrant issued for settlement	439,821	-
Stock issued for service	-	15,600
Accretion expenses	18,314	18,055
Government subsidy recognized as income	(14,337)	(46,940)

Changes in operating assets and liabilities:
Notes receivable	201,011	(357,696)
Accounts receivable	(2,911,253)	(350,336)
Construction reimbursement receivable	739,586	-
Other receivables	19,998	(94,860)
Inventories	(429,084)	(54,716)
Advance to suppliers	(738,292)	(211,287)
Deferred expense	(2,452)	16,099
Other asset	124,812	(202,426)
Deferred tax assets	49,665	-
Accounts payable	777,080	(341,317)
Tax payable	26,777	(156,500)
Advance from customers	81,622	17,985
Accrued expense	(272,036)	(338,538)
Other payable	(65,500)	(84,509)
Deferred income	(605,598)	(7,513)
Net cash provided by (used in) operating activities	940,718	(971,870)

Cash flows from investing activities
Investment in Xiangtan Dongtai	(58,604)	-
Purchase of property and equipment	(246,186)	(270,787)
Construction in progress	(3,202,966)	(5,707,268)
Purchase of intangible assets	(6,873)	-
Due from related party	-	(234,171)
Certificate of deposit	293,019	(219,536)
Net cash used in investing activities	(3,221,610)	(6,431,762)

Cash flows from financing activities
Repayment of construction project payable	(1,017,247)	(1,232,780)
Proceeds from short-term loan	2,930,188	6,732,430
Repayment of short-term loans	(6,739,433)	(3,366,215)
Proceeds from long-term loan	1,611,604	11,468,548
Repayment of long-term loans	(1,122,628)	-
Cash released from escrow account	-	750,000
Proceeds from related party loan	-	102,450
Net cash provided by (used in) financing activities	(4,337,516)	14,454,433

Effect of exchange rate on cash	29,623	1,750

Net increase (decrease) in cash and cash equivalents	(6,588,785)	7,802,552

Cash and cash equivalents, beginning of period	11,419,129	5,710,784
Cash and cash equivalents, end of period	$4,830,344	$13,513,336

Supplemental cash flow information:
Cash paid during the year for:
Interest	$660,077	$231,056
Income taxes	$304,778	$269,275

See Notes to Combined and Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

The accompanying unaudited combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the combined and consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the audited combined and consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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

In December 2009, Dalian Dongtai acquired 3% additional equity interest in Dongtai Organic, thereby increasing its ownership of Dongtai Organic to 52%. As a result of equity exchange between entities under common control, the financial statements and financial information presented for prior years during which the entities were under common control, have been retrospectively adjusted to furnish comparative information, adjusted financial statements and financial summaries also includethe combined revenues, expenses and cash flows of Dongtai Organic. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

Foreign currency translation

As of June 30, 2010 and 2009, the accounts of the Company were maintained, and the unaudited combined and consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such unaudited combined and consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Matters with RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220 Comprehensive Income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with ASC Topic 210-10-45-4 Classification of Current Assets, cash which is restricted as to withdrawal is considered a non-current asset. As of June 30, 2010 and December 31, 2009, restricted cash consists of government subsides of $3,129,244 and $96,707, which is to be used exclusively on facility construction and equipment procurement.

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

As of June 30, 2010, construction in progress is comprised of three principal components. The first component is the Centralized Hazardous Waste Treatment Center of Dalian City (the “Expansion Project”), which is located in Dagu Hill, Dalian Development Area. The Expansion Project consists of an incineration system that includes an incinerator, its supporting facilities, and warehouses, work plants and office buildings, etc. The second component is the production equipments of Zhuorui, which are still in testing phase, including the plasma furnace, flue gas cleansing system, dust trapper, etc. The third component is the Hazardous Waste Treatment Center of Changsha City, Hunan Province, which is in the phase of preparation for the commencement of construction.

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

Long-term equity investment

As of June 30, 2010 and December 31, 2009, long-term investment is comprised of investment in Xiangtan Luyi Dongtai Industrial Waste Treatment Co., Ltd. (“Xiangtan Dongtai”).

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Xiangtan Dongtai	$147,460	$87,900

Xiangtan Dongtai, located in Xiangtan City, Hunan Province, was established on August 5, 2009, and primarily engaged in treatment and disposal of industrial waste, development and sales of recycled products. As of June 30, 2010, Dalian Dongtai owns a 12.5% equity interest in Xiangtan Dongtai, therefore, the Company applies the cost method to account for its investment.

Impairment of long-lived assets

In accordance with ASC Topic 360 “Accounting for the Impairment or Disposal of Long Lived Assets”, property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of June 30, 2010 and December 31, 2009, respectively.

Intangible assets

Intangible assets consist of “rights to use land and build a plant” for 50 years and intellectual property. The intangible assets are amortized using straight – line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The following table summarize the material terms of the land use rights:

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

As of June 30, 2010, net land use rights was $1,986,633, of which $1,727,441 has been pledged as collaterals for the short-term loans from Shanghai Pudong Development Bank.

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

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of June 30, 2010 and December 31, 2009, deferred sales amounted to $355,682 and $958,930, respectively.

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

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dalian Dongtai is subject to EIT at 11% for the six months ended June 30, 2010. Furthermore, the Law stipulates that enterprises that engage in municipal sewage and sludge treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water and Dongtai Organic is entitled to a three-year EIT exemption treatment starting whenever it generates the first operation revenue, and additional 50% discount on the normal rate for the next three years. For the six months ended June 30, 2010, Dongtai Water and Dongtai Organic have benefited from the EIT exemption preference.

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

Recent accounting pronouncements

Stock Compensation - amendments to clarify that an employee share-based payment award

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

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

4.Notes receivable

As of June 30, 2010 and December 31, 2009, notes receivable, with the balances of $135,663 and $335,780, respectively, represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.

5. Accounts receivable

As of June 30, 2010 and December 31, 2009, the net balances of accounts receivable were $4,850,576 and $2,021,421, respectively. The following table shows the aging composition of the balances:

Aging	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
1-3 months	$3,114,353	$1,098,027
4-6 months	746,100	450,939
7-12 months	565,441	381,949
1-2 years	558,374	118,875
over 2 years	11,802	2,699
Total	$4,996,070	$2,052,489
Allowance for doubtful accounts	(145,494)	(31,068)
Accounts receivable, net	$4,850,576	$2,021,421

The activity in the allowance for doubtful accounts for accounts receivable for the six months ended June 30, 2010 and for the year ended December 31, 2009 are as follows:

	For the Six months Ended June 30, 2010 (Unaudited)	For the year Ended December 31, 2009 (Audited)
Beginning allowance for doubtful account	$31,068	$12,132
Additional charged to bad debt expense	113,486	18,929
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	940	7
Ending allowance for doubtful accounts	$145,494	$31,068

6. Construction reimbursement receivable

Dongtai Organic commenced trial production in March 2009, as the development of plans to bring the integrated anaerobic fermentation system necessary for its intended use. In fiscal year 2009, Dongtai Organic aggregately disposed 42,789 tons of municipal sludge, and recorded a construction reimbursement receivable of $846,270. Payments are to be processed by Dalian Municipal Government per BOT contractual agreement as a reimbursement of current related expense. Therefore, Dongtai Organic accounted the reimbursement as a reduction of current period construction cost. As of June 30, 2010, the remaining balance was approximately $107,426.

7. Inventory

As of June 30, 2010 and December 31, 2009, inventory consists of raw materials and recycled commodities as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$784,089	$719,948
Recycled commodities	1,746,460	1,365,081
	$2,530,549	$2,085,029

Raw materials are mainly comprised of waste catalyst, which is a scarce resource, collected from oil refineries, chemicals used in the waste treatment and recycling process, and packaging materials.

As of June 30, 2010 and December 31, 2009, the balances of waste catalyst amounted to $425,314 and $422,547, respectively. Because of the impact of the global economic crisis, the prices for the final products that produced from the processing of waste catalyst, including chemical compounds of valuable metals have decreased dramatically since the end of 2008. Management believes that the holding of waste catalyst before the rise of market price complies with shareholder’s interest.

Recycled commodities are mainly comprised of alloys and cupric sulfate that are produced from waste collected, and aluminum and iron products recycled from waste collected, etc.

For the six months ended June 30, 2010 and twelve months ended December 31, 2009, no allowance for obsolete inventories was recorded by the Company.

8. Property, plant and equipment

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Buildings	$14,858,648	$14,761,998
Machinery and equipment	19,643,587	19,510,334
Office equipment	692,255	670,015
Vehicles	1,514,467	1,281,659
	36,708,957	36,226,006
Less: accumulated depreciation	(4,970,934)	(3,904,861)
Property, plant and equipment, net	31,738,023	32,319,145

Construction in progress	12,472,166	9,123,927
Total	$44,210,189	$41,443,072

Depreciation expenses for the six months ended June 30, 2010 and 2009 were $1,033,799 and $590,263, respectively.

For the six months ended June 30, 2010 and 2009, capitalized interests amounted to $165,583 and $231,056, respectively.

As of June 30, 2010, certain buildings, with the net book value of $4,200,987, have been pledged as the collateral for loans from Shanghai Pudong Development Bank. Certain machinery and equipments, with the net book value of $14,475,225, have been pledged as the collateral for loans from China Merchants Bank.

9. Other assets

As of June 30, 2010 and December 31, 2009, other asset in the amount of $950,461 and $1,074,531 is primarily comprised of value added tax credit of $937,094 and $1,055,523, respectively. VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

10. Short-term loan

As of June 30, 2010 and December 31, 2009, the short-term loan balance represents a loan that borrowed from Shanghai Pudong Development Bank.

The following table identifies the material terms of short-term loans:

				Principal
			Interest Rate (Per Annum)	June 30, 2010	December 31, 2009
Effective Date	Maturity	Type		(Unaudited)	(Audited)
06-13-2010	06-10-2011	Secured	6.372%	$2,949,200	$-
04-27-2009	04-27-2010	Secured	5.841%	-	3,809,022
05-18-2009	05-18-2010	Secured	5.841%	-	1,465,008
06-04-2009	06-04-2010	Secured	5.841%	-	1,465,008
				$2,949,200	$6,739,038

Total interest expense on short-term loans for the six months ended June 30, 2010 and 2009 amounted to $165,583 and $65,698, respectively.

The loan is secured by certain properties and land use right of the Company.

11. Long-term loan

As of June 30, 2010 and December 31, 2009, the following table identifies the material terms of the long-term loans:

					Principal
					June 30, 2010	December 31, 2009
Lending Bank	Effective Date	Maturity	Interest Rate (Per Annum)	Type	(Unaudited)	(Audited)
China Merchants Bank	01-08-2009	01-07-2017	6.237%	Secured	$11,634,594	$12,452,570
China Merchants Bank	08-20-2009	08-20-2017	6.237%	Secured	3,340,891	3,548,067
Shanghai Pudong Development Bank	04-27-2010	04-27-2013	5.94%	Secured	1,622,060	-
					$16,597,545	$16,000,637

The interest rates for the two loans that borrowed from China Merchants Bank are determined based on the interest rate of loans above 5 years set by the People’s Bank of China plus 5% and is adjustable every six months. As of June 30, 2010, the benchmark interest rate of loans over 5 years is 5.94%. The BOT franchise right of Dongtai Water and Dongtai Organic, and certain manufacturing machinery of the Company are pledged as collaterals for the two loans. Dalian Lida Environmental Engineering Co., Ltd, which holds 20% equity interest in Dongtai Water, acts as co-guarantor for the loan with the balance of $3,340,891.

On April 20, 2010, the Company entered into a long-term loan agreement with Shanghai Pudong Development Bank. Pursuant to the loan agreement, the principal amounts to RMB 40 million (approximately $5.90 million) and matures on April 27, 2013. As of June 30, 2010, the Company had drawn down the first installment of the loan in the amount of RMB 11 million (approximately $1.62 million). The loan is to be used exclusively for the construction of the Centralized Hazardous Waste Treatment Center of Dalian City.

The long term loans are scheduled to be repaid on installments. The following table shows the installments schedule:

Year	Amount
2010	$1,129,912
2011	2,259,825
2012	3,734,425
2013	2,407,285
2014	2,259,825
Thereafter	4,806,273
Total	$16,597,545

As of June 30, 2010, the installments amounting to $2,259,825 will be due within one year, and are classified in current liabilities.

12. Government subsidy

As of June 30, 2010and December 31, 2009, the government subsidy consists of the followings:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Dalian Dongtai	$1,474,600	$1,465,008
Zhuorui	991,182	999,071
Hunan Hanyang	3,096,660	-
	$5,562,442	$2,464,079

In 2009, Dalian Dongtai received a government subsidy from the central government of PRC of RMB10, 000,000 (approximately $1,474,600) to support the construction of the Centralized Hazardous Waste Treatment Center of Dalian City, which is located in Dalian Development Area.

In 2007, Zhuorui received government subsidies of RMB7, 036,000 (approximately $1,037,529), of which RMB6, 000,000 (approximately $884,760) is to be used to purchase production machinery or pay construction expenditures, and the other RMB1, 036,000 (approximately $152,769) is granted as a reimbursement for the acquisition of land use right.

On January 27, 2010, Hunan Hanyang received a government subsidy of RMB21 million (approximately $3,096,660) from the central government of PRC, representing the first installment of a total expected government subsidy of RMB110 million (approximately $16.22 million) as a reimbursement of construction cost in the Hazardous Waste Treatment Center of Changsha City, Hunan Province.

The subsidies are initially recorded as deferred income. Upon the completion and acceptance of the government subsidized projects, subsidies are recognized over the useful lives of the related assets.

13. Settlement expense

In February, 2010, the Company and a consulting firm, which provides business advisory and private placement services to the Company, signed a Settlement and Release Agreement (the “Agreement”) to resolve all remaining issues between them. Pursuant to the Agreement, the consulting firm will receive:

i)     62,500 shares of free-trading, unrestricted common stock of the Company.

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

The fair market value of the 62,500 shares of free-trading, unrestricted common stock at issuance date was approximately $159,375. The fair value of 5 Units is $640,446 and the cost of purchase is $360,000. The difference between fair value of all 5 Units and cost of purchase in the amount of $280,446 was charged to expense account during current period. Therefore, the Company recognized a settlement expense of $439,821.

14. Related parties transactions

As of June 30, 2010 and December 31, 2009, the amounts due from (to) related parties were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Due to Dalian Dongtai Investment Co., Ltd. (“Dongtai Investment”)	$(383,396)	$(380,902)
Due from Dalian Lida Environmental Engineering Co., Ltd. (“Dalian Lida”)	$235,936	$234,401

Payable to Dongtai Investment consists of unsecured short term loans, amounting to $383,396 (RMB 2.6 million), with interest rate of 6% per annum, repayable on demand.

Receivable from Dalian Lida is an unsecured short term loan of $235,936 (RMB1.6 million) with interest rate of 6% per annum, effective on August 1, 2009, and repayable on demand.

15. Earnings per share

Basic earnings per common share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants, using the treasury stock method.

The following table demonstrates the calculations for earnings per share for the six months ended June 30, 2010 and 2009:

	2010	2009
Net income attributable to the Company	$1,814,047	$628,652
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$1,814,047	$628,652

Weighted average number of common shares - Basic	15,323,068	15,265,085
Effect of dilutive securities:
Option	20,000	-
Warrants	2,206,565	-
Weighted average number of common shares - Diluted	17,549,633	15,265,085

Earnings per share
Basic	$0.12	$0.04
Diluted	$0.10	$0.04

16. Commitment and Contingency

Capital commitment

The Company has purchasing commitments that result from construction contracts and equipment procurement contracts signed for the development of the Centralized Hazardous Waste Treatment Center of Dalian City. As of June 30, 2010, the commitment information is as follows:

Construction	$2,749,952
Equipment	1,135,944
Total	$3,885,896

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

The capital expenditure for the improvement is approximately $2.1 million (approximately RMB 14 million), and it is estimated that a four-month period is necessary to accomplish this improvement. As of August 10, Zhuorui has spent approximately $670,000(approximately RMB 4.6 million) on heat exchanger; de-sulfate system, dust collector and sewage disposal system. Other equipments are under preparation and it is anticipated that contractors will start on-site installation in late August. Zhuorui expects a pilot by the end of September 2010.

Despite the advantages brought by this proposed technical improvement, there are possibilities of losses caused by unexpected events, take for example, it costs additional time or fund to accomplish the improvement, the attempt to generate additional by-product fails or the depressing market conditions last longer than our expectation.

17. Subsequent events

On July 1, 2010, Dalian Dongtai received a government subsidy of approximately $0.74 million (RMB 5 million) from the central government of PRC, as a reimbursement of construction cost to the Centralized Hazardous Waste Treatment Center of Dalian City, Liaoning Province.

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
  Municipal sludge treatment (sludge-to-energy): Dalian Dongtai’s 52%-owned subsidiary, Dalian Dongtai Organic Waste Treatment Co. Ltd. (“Dongtai Organic”), which became operational in 2009, has implemented the centralized processing of wastewater sludge derived from all sewage treatment plants in urban Dalian City.

Business Model

There were three business units contributing to the Company’s revenue stream in fiscal 2010, i.e. (a) revenue from industrial solid waste (b) sludge treatment which consists of sludge treatment fees and sales of biogas (methane) and (c) sewage treatment. They accounted for 71.4%, 6.5% and 22.1%, respectively, of revenues for the first two quarters of 2010.

(a) Industrial Solid Waste

Dalian Dongtai generates revenues from its receipt of waste management service fees and from sales of recycled commodities. Our diverse customer base includes companies engaged in the electronic, chemical, petrochemical, mechanical treatment, pharmacy, shipbuilding and automobile-making industries, and industrial solid wastes include solvent, remnants of chemical, waste catalysts, grinding fluids, cutting fluids, oily sludge, slag, foundry sand and industrial waste water.

The typical waste management contract with a client is renewable every year, and the service fee charged to the customer is based on the volume of waste produced. Most of our clients make payments on a monthly basis. In the first half of 2010, the Company received approximately $ 4.43 million in solid waste treatment service fees from its customers. Revenues from sales of recycled commodities reached $2.02 million in the first half of 2010.

(b) Sludge Treatment

Dongtai Organic operates the first BOT plant in the PRC to implement centralized wastewater sludge processing. During the project’s 20-year franchised period, this sludge-to-energy plant is expected to dispose of the sludge derived from all sewage treatment plants located in urban Dalian City. This plant has a designed capacity of 600 tons/day and is expected to generate approximately 11,000 cubic meters of methane each day once it reaches its full capacity. The project has generated revenues since January 2010 from service fees paid by the local government and from sales of biogas (methane) to Dalian Gas Company, which it uses as a partial supply for cooking fuel in Dalian City. Dongtai Organic’s revenues from both sludge processing fees and sales of biogas are calculated on a volume basis. The payment of sludge processing fees is the responsibility of the local government and is payable every quarter while payment for sales of biogas (methane) is made on a monthly basis. Dongtai Organic received approximately $1.16 million from service fees and approximately $0.83 million from sales of biogas (methane) in the first half of 2010.

(c) Sewage Treatment

Dongtai Water, which is a BOT (Build-Operate-Transfer) plant with a 20 year franchised right, commenced operations in June 2008 to process domestic sewage generated from a portion of Dalian City. The plant’s designed capacity is 30,000 tons/day and it currently operating at full capacity. The payment of sewage treatment fees, which is based on the volume of waste water processed, is paid by the local government on quarterly basis. Dongtai Water received approximately $0.58 million from service fees in the first half of 2010.

Recent Developments

(a) In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dalian Dongtai’s capacity for waste treatment and disposal. The expansion project, which is one of fifty-five hazardous waste treatment centers sponsored by the National Development and Reform Commission and one of two such centers in Liaoning Province, commenced construction at the end of July 2009. The Company has completed 70% of the construction and expects the project to be operational in the fourth quarter of 2010.

 Further information about the expansion of the facility is as follows:

Facility	Description	Capacity
		Existing	After expansion
Incinerator	Incineration System for Solid Waste	3,300 t/y	9,000 t/y
Hazardous Waste Landfill	Hazardous Waste Safe Landfill	13,000 t	40,000 t
Industrial Effluent Treatment System	Industrial Sewage Treatment	18,000 t/y	25,000 t/y
Organic Solvent Recycling System	Industrial Organic Solvent Product	1,000 t/y	3,000 t/y

(b) In accordance with Dongtai Organic's agreement with the local government, Dongtai Organic is entitled to process all of the sludge generated from sewage treatment plants in the urban area of Dalian City.  Management anticipates that Dalian Organic’s facility will reach its full capacity within one or two years following completion of sewage treatment plants in Dalian City. The 20 year franchise period will not commence until the volume of sludge delivered by local government has reached 70% of the plant’s full capacity, which is 600 tons/day.

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
  Expanding into new geographic markets in China; and
  Maintaining our financial capacity and effective administrative systems and controls to support on-going operations and future growth. We are evaluating growth in our solid waste treatment operations through opportunities to cooperate with prominent domestic or overseas partners and attempts to integrate customer groups (for example, the refinery industry), to realize resource optimization.

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

Bad Debts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from cash on delivery through a credit term of up to twelve months.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this quarterly report.

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009.

Revenues

Our revenue can be divided into two categories, i.e., fees charged to customers for waste collection, transfer, recycling and disposal services (including service fees for sewage and sludge treatment), and sales of recycled commodities (including sales of methane). We consider our collection and disposal operations and reclamation of reusable substances as our core business. Revenues from service fees accounted for 65.5% and 67% of revenues in the three months ended June 30, 2010 and 2009, respectively.

The Company’s operating revenues for the three and six months ended June 30, 2010 were $4,924,580 and $9,019,421, compared with $2,452,995 and $4,064,946 for the three and six months ended June 30, 2009, respectively.

The Company’s total revenues for the three months ended June 30, 2010 was $4,924,580, an increase of $2,471,585 or 100.8%, over revenues of $2,452,995 for the three months ended June 30, 2009. Total revenues for the six months ended June 30, 2010 was $9,019,421, which represents an increase of $4,954,475 or 121.88%, over revenues of $4,064,946 for the six months ended June 30, 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service fees (1)	$3,226,923	$1,642,748	$6,171,481	$2,840,447
Sales of recycled commodities (2)(3)	1,697,657	810,247	2,847,940	1,224,498
Total	$4,924,580	$2,452,995	$9,019,421	$4,064,946

Notes:

(1)  Consists of service fees generated from industrial solid waste treatment, sewage treatment and sludge treatment.

(2)  Cupric sulfate, which is included in the sales of recycled commodities, was segmented previously because its sales account for more than 10% of total revenue.

(3)  Sales of biogas (methane), which is a new revenue source provided by Dongtai Organic, is included in sales of recycled commodities.

The increase in revenues is mainly attributable to:

(a) The rally in the overall industrial solid waste business. Service fees generated from industrial solid waste treatment increased from $1,387,847 in the second quarter of 2009 to $2,393,946 in the same period in 2010, a net increase of $1,006,099 or 72.5%.  In addition, sales of recycled commodities (excluding sales of methane) increased from $810,247 to $1,281,919. This increase is a natural consequence of a recovering production scale of our clients who suffered from the adverse impact of the global economic recession and corresponding world financial crisis which severely impacted the Company’s primary business. We expect this trend to continue for the balance of 2010.

(b) The additional revenue generated by Dongtai Organic from municipal sludge treatment, as well as sales of Biogas (methane), a byproduct derived from sludge fermentation.

1. Service fees

Service fees increased from $1,642,748 for the three months ended June 30, 2009 to $3,226,923 for the same period of 2010, an increase of $1,584,175, or 96.43%. The increase is attributable to (a) the $1,006,098 or 72.5% increase in service fees generated from industrial solid waste treatment business and (b) the addition of $577,813 generated from sludge treatment fee, which accounts for 17.9% of service fees in total. Service fees for the six months ended June 30, 2010 were $6,171,481, an increase of $3,331,034 or 117.3% from $2,840,447 over service fees of $2,840,447 for the six months ended June 30, 2009.

Since its commencement of operations in late 2009, Dongtai Organic continues to function stably. In the first half of 2010, Dongtai Organic generated $1,992,449 in sludge treatment fees and sales of methane. Dongtai Organic was not operating during the same period in 2009.

2. Sales of recycled commodities

As China’s economy appears to be recovering from the global rescission, prices for many raw materials have been continuously increasing, including for Dalian Dongtai’s main products, cupric sulfate and other types of recycled commodities, such as iron, plastic and nonferrous metal. For example, the average price for cupric sulfate in the second quarter of 2010 was about $1,700/ton, while the average price for the same period of 2009 was approximately $1,160/ton, an increase of approximately 46.55%. Many of our customers have returned to their pre-recession production levels. As a natural consequence of our customers’ recovery, the amount of recycled commodities collected from our clients increased as well. To optimize on this situation, Dalian Dongtai has increased the sales volume of recycled commodities, including commodities that had been inventoried during 2009 due to the low sales prices. Dalian Dongtai generated $1,281,919 and $2,018,698 for three months and six months end of June 30 2010 from sales of recycled commodities (excluding sales of methane) which increased by $477,033 or 58.9% and $799,561 or 65.3%, respectively, from $810,247 and $1,224,498 for the same quarters in 2009.

In the first half of 2010, Dongtai Organic generated $829,242 in revenue from sales of biogas (methane), a by-product, whereas there was no such revenue in the first half of 2009.

Cost of Revenues

The Company’s cost of revenues for the three and six months ended June 30, 2010 were $1，871,896 and $3,288,847, compared with $878,238 and $1,606,088 for the three and six months ended June 30, 2009, respectively.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of service fees (1)	$1,228,378	$370,713	$2,256,871	$840,876
Cost of recycled commodities (2)(3)	643,518	507,525	1,031,977	765,212
Total	$1,871,896	$878,238	$3,288,847	$1,606,088

Notes:

(1)  Consists of service fees generated from industrial solid waste treatment, sewage treatment and sludge treatment.

(2)  Cupric sulfate, which is included in the sales of recycled commodities, was segmented previously because its sales account for more than 10% of total revenue.

(3)  Sales of biogas (methane), which is a new revenue source provided by Dongtai Organic, is included in sales of recycled commodities.

1. Cost of service fees

Cost of service fees increased by $857,665, or 231.4%, and $1,415,995 or 168.4% for the three months and six months ended June 30, 2010 compared to those for three months and six months ended June 30, 2009. The increase is attributable to the reason that approximately $85,000 manufacturing expenses of Dongtai were allocated into R&D expenses which caused lower cost of service fees in the second quarter of 2009. While for the second quarter ended June 30 2010, Dalian Dongtai allocated that item to manufacturing expenses.

2. Cost of sales of recycled commodities

Cost of recycled products (including cupric sulfate and other recycled commodities) for the three months and six months ended June 30, 2010 increased by $135,993 or 26.8% and $ 266,765 or 34.86% respectively compared with the same periods of 2009.

Gross Profit Margin

The gross profit margin for the three months and six months ended June 30 2010 was 62% and 64% whereas that for the same period in 2009 was 64% and 60.49%.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and met capital expenditure requirements primarily through cash provided by operating activities, trade credit and bank loans.

Short-term loan as of June 30, 2010 was $2,949,200, whereas the corresponding amount as of December 31, 2009 was $6,739,038. The Company paid off short-term loans due in the amount of approximately $6,739,433 (RMB46, 000,000), and obtained another short-term loan in the amount of approximately $2,930,188 (RMB20, 000,000).

Long-term loan as of June 30, 2010, including current portion, was $16,597,545, whereas the corresponding amount as of December 31, 2009 was $16,000,637.  The Company paid off long-term loans due in the amount of approximately $1,129,912 (RMB7, 662,500), and obtained another long-term loan in the amount of approximately $1,474,600 (RMB10, 000,000).

As of June 30, 2010, the Company had cash and cash equivalents of $ 4,830,344 compared to $11,419,129 as of December 31, 2009, a decrease of $6,588,785 or 57.7%. The decrease is mainly due to (a) Repayment of short-term loans, and (b) Capital expenditure for facility construction and equipment procurement.

As of June 30, 2010, the Company had a working capital surplus of $2,948,606, compared to a surplus of $1,658,294 as of December 31, 2009.

Cash Flow

	For the Six Months Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	$940,718	$(971,870)
Net cash used in investing activities	$(3,221,610)	$(6,431,762)
Net cash provided by (used in) financing activities	$(4,337,516)	$14,454,433

Net cash provided by operating activities was $940,718 for the six months ended June 30, 2010, compared to net cash used in operating activities in the amount of $971,870 for the same period in 2009. The improvement is mainly attributable to the recovery of solid waste treatment business, and the cash inflows generated from sludge treatment business since the beginning of 2010.

Net cash used in investing activities for the six months ended June 30, 2010 was $3,221,610, compared to net cash used in investing activities in the amount of $6,431,762 for the same period of 2009. For the six months ended June 30, 2009, cash was invested for both Dalian Dongtai’s expansion project and Dongtai Organic’s facility construction, while cash was only used in Dalian Dongtai’s expansion project for the same period in 2010.

Net cash used in financing activities for the six months ended June 30, 2010 was $4,337,516, compared to net cash provided by financing activities in the amount of $14, 454,433 for the same period of 2009. For the six months ended June 30, 2009, the Company raised long-term and short-term loans of approximately $18,200,978 to facilitate the construction of Dongtai Organic and Dalian Dongtai’s expansion project. While in 2010, we paid off the short term loan due in the amount of $6,739,433and long term loan in the amount of $1,122,628. In compare with the same period in 2009, the net cash obtained from financing activities was significantly reduced.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

  Commenced the process by which we will become better informed about US GAAP
  Engaged an accountant with experience in the industry and continue our search for additional accounting and financial personnel with industry experience.

Notwithstanding the remedial actions we have undertaken since December 31, 2009, because of the scope of the material weakness that existed at December 31, 2009, our management has concluded that our disclosure controls and procedures at June 30, 2010 were not effective. Our efforts to remediate our disclosure controls and procedures and internal control over financial reporting are continuing and are expected to continue throughout fiscal 2010. Until such time, however, as our efforts to remediate this weakness, there remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our disclosure controls and procedures and internal control over financial reporting, both as they relate to the material weakness identified at December 31, 2009 and to other possible areas.

Notwithstanding the existence of this material weakness in disclosure controls and procedures and internal control over financial reporting at June 30, 2010, we believe that the consolidated financial statements included elsewhere in this report fairly present, in all material respects, our consolidated balance sheets as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the quarters ended June 30, 2010 and 2009 in conformity with US GAAP.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not required.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               (Removed and Reserved)

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
Date: August 12, 2010

By: /s/ Guo Xin
Guo Xin, Chief Financial Officer
Date: August 12, 2010