Form 10-Q
period 2010-09-30
China Industrial Waste Management Inc.
filed 2010-11-15
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,336,535 shares of common stock are issued and outstanding as of November 12, 2010.

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

Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, our actual performance may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•	the timing and magnitude of technological advances;

•	the prospects for future acquisitions;

•	the effects of political, economic and social uncertainties regarding the governmental, economic and political circumstances in the People’s Republic of China;

•	the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their waste management requirements;

•	the competition in the waste management industry and the impact of such competition on pricing, revenues and margins;

•	uncertainties surrounding budget reductions or changes in funding priorities of existing government programs;

•	the cost of attracting and retaining highly skilled personnel;

•	our projected sales, profitability, and cash flows;

•	our growth strategies; anticipated trends in our industries;

•	our future financing plans; and

•	our anticipated needs for working capital.

Forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“Yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate of USD$1.00 = RMB 6.8259 as of December 31, 2009; and at the rate of USD$1.00 = RMB6.6905 as of September 30, 2010 quoted by the Federal Reserve System. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place through the Federal Reserve System. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, and its direct and indirect, wholly-owned and partially-owned subsidiaries.

All share and per share information contained herein has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on August 12, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,575,185	$11,419,129
Notes receivable	119,573	335,780
Accounts receivable, net	4,684,976	2,021,421
Construction reimbursement receivable	-	846,270
Other receivables	88,241	91,872
Inventories	2,454,894	2,085,029
Advances to suppliers	2,184,101	800,694
Deferred expense	14,703	14,650
Total current assets	14,121,672	17,614,845

Long-term equity investment	149,466	87,900
Property, plant and equipment, net	31,943,427	32,319,145
Construction in progress	14,562,102	9,123,927
Land usage right, net of accumulated amortization	2,007,118	1,994,394
BOT franchise right	4,185,038	4,102,023
Certificate of deposit	-	293,002
Restricted cash	3,393,503	96,707
Other asset	1,172,509	1,074,531
Deferred tax asset	324,408	377,381
Related party receivable	239,145	234,401
TOTAL ASSETS	$72,098,388	$67,318,256

LIABILITIES
Current liabilities
Accounts payable	$1,488,264	$418,435
Short-term loan	2,989,313	6,739,038
Tax payable	475,296	200,957
Advance from customers	733,518	544,125
Deferred sales	300,565	958,930
Accrued expenses	43,649	301,531
Construction projects payable	2,660,852	3,932,297
Other payable	148,280	235,211
Long-term loan-current portion	2,259,825	2,245,125
Related party payable	388,611	380,902
Total current liabilities	11,488,173	15,956,551

Long-term loan	14,446,700	13,755,512
Asset retirement obligation	650,825	610,445
Government subsidy	6,376,163	2,464,079
TOTAL LIABILITIES	32,961,860	32,786,587

EQUITY
Stockholders' equity of the Company
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized;
15,336,535 and 15,274,035 shares issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	15,337	15,274
Additional paid-in capital	7,602,625	7,162,867
Deferred stock-based compensation	(711,155)	(884,139)
Accumulated other comprehensive income	2,868,775	2,326,292
Retained earnings	20,339,788	17,490,919
Total stockholders' equity of the Company	30,115,369	26,111,213
Noncontrolling interest	9,021,159	8,420,456
TOTAL EQUITY	39,136,528	34,531,669

TOTAL LIABILITIES AND EQUITY	$72,098,388	$67,318,256

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues
Service fees	$2,722,643	$2,039,002	$8,894,125	$4,879,448
Sales of recycled commodities	1,884,577	1,082,266	4,732,517	2,306,765
Total revenues	4,607,220	3,121,268	13,626,642	7,186,213

Cost of revenues
Cost of service fees	1,302,925	612,036	3,559,797	1,452,911
Cost of recycled commodities	901,099	571,015	1,933,075	1,336,227
Total cost of revenues	2,204,024	1,183,051	5,492,872	2,789,138

Gross profit	2,403,196	1,938,217	8,133,770	4,397,075

Operating expenses
Selling expenses	181,815	172,054	502,119	394,125
General and administrative expenses	880,308	976,647	2,893,165	2,495,232
Total operating expenses	1,062,123	1,148,701	3,395,284	2,889,357

Income from operations	1,341,073	789,516	4,738,486	1,507,718

Other income (expense)
Other income	120,574	87,601	208,167	61,846
Other expense	(189,493)	(49,122)	(642,045)	(41,039)
Settlement expense	-	-	(439,821)	-
Total other income (expense)	(68,919)	38,479	(873,699)	20,806

Net income before tax provision
Tax provision	224,462	110,472	612,404	215,750
Net income	1,047,692	717,524	3,252,383	1,312,774
Net income attributable to the noncontrolling interest	12,870	12,557	403,515	(20,844)
Net income attributable to the Company	$1,034,822	$704,966	$2,848,869	$1,333,618

Foreign currency translation adjustment	357,498	(133,238)	542,483	(141,241)

Comprehensive income attributable to the Company	1,392,319	571,729	3,391,351	1,192,377
Comprehensive income attributable to the noncontrolling interest	12,870	12,557	403,515	(20,844)
Comprehensive income	$1,405,190	$584,286	$3,794,866	$1,171,533

Basic and diluted weighted average shares outstanding
Basic	15,336,535	15,265,085	15,327,606	15,267,387
Diluted	17,570,241	15,265,085	17,557,116	15,267,387

Basic and diluted net earnings per share
Basic	$0.07	$0.05	$0.19	$0.09
Diluted	$0.06	$0.05	$0.16	$0.09

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income attributable to the Company	$2,848,869	$1,333,618
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Nontrolling interest	403,515	(20,844)
Depreciation	1,557,266	943,487
Amortization	51,270	51,310
Amortization of deferred stock-based compensation	172,983	-
Bad debt allowance	113,808	-
Stock and warrant issued for settlement	439,821	34,660
Accretion expenses	27,549	27,086
Government subsidy recognized as income	(23,485)	(46,944)

Changes in operating assets and liabilities:
Notes receivable	219,212	(14,637)
Accounts receivable	(2,584,834)	(815,494)
Construction reimbursement receivable	741,683	-
Other receivables	5,354	(212,649)
Inventories	(322,098)	76,715
Advance to suppliers	(1,344,098)	(498,676)
Deferred expense	240	2,196
Other asset	(86,057)	(238,349)
Deferred tax assets	59,581	-
Accounts payable	1,043,319	5,448
Tax payable	265,678	(36,809)
Advance from customers	175,349	7,714
Accrued expense	(259,496)	(335,402)
Other payable	(129,103)	(98,627)
Deferred income	(666,251)	(46,578)
Net cash provided by operating activities	2,710,074	117,226

Cash flows from investing activities
Investment in Xiangtan Dongtai	(58,770)	(87,823)
Deposit for business acquisition	-	(1,463,722)
Purchase of property and equipment	(544,990)	(335,573)
Construction in progress	(4,583,006)	(7,581,652)
Purchase of intangible assets	(12,982)	(23,830)
Due from related party	-	(373,249)
Certificate of deposit	293,850	(1,683,280)
Cash received from a third party to acquire additional equity interest in Sino-Norway	19,100	-
Net cash used in investing activities	(4,886,798)	(11,549,129)

Cash flows from financing activities
Repayment of construction project payable	(1,328,059)	(3,014,586)
Proceeds from short-term loan	2,938,497	6,835,580
Repayment of short-term loans	(6,758,544)	(3,366,560)
Proceeds from long-term loan	1,616,173	16,100,938
Repayment of long-term loans	(1,240,597)	-
Cash released from escrow account	-	750,000
Subsidy received from government	-	1,463,722
Net cash (used in) provided by financing activities	(4,772,530)	18,769,094

Effect of exchange rate on cash	105,309	(17,606)

Net increase (decrease) in cash and cash equivalents	(6,843,944)	7,319,585

Cash and cash equivalents, beginning of period	11,419,129	5,709,129
Cash and cash equivalents, end of period	$4,575,185	$13,028,714

Supplemental cash flow information:		-
Cash paid during the year for:
Interest	$1,019,545	$620,915
Income taxes	$485,458	$329,537

Supplemental disclosures of non cash activity
Reclassification of construction reimbursement receivables to fixed assets	$107,426	$-

See Notes to Combined and Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

The accompanying unaudited combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the new scaled disclosure requirements in Article 8 of Regulation S-K of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the combined and consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the audited combined and consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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
SEPTEMBER 30, 2010 AND 2009

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

2. Basis of presentation

The accompanying unaudited combined and consolidated financial statement include the accounts of the parent entity, its direct wholly owned subsidiary, Favour, along with its indirect wholly owned subsidiary, Full Treasure, its 90% indirect owned subsidiary, Dalian Dongtai, its 80% indirect owned subsidiary, Dongtai Water, its 52% indirect owned subsidiary, Dongtai Organic, its 70% indirect owned subsidiary, Zhuorui, its 75% indirect owned subsidiary, Dalian Lipp, its 100% indirect owned subsidiary, Yingkou Dongtai, its 65% indirect owned subsidiary, Hunan Hanyang, and its 86% indirect owned subsidiary, Sino-Norway EEC.

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
SEPTEMBER 30, 2010 AND 2009

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

Foreign currency translation

As of September 30, 2010 and 2009, the accounts of the Company were maintained, and the unaudited combined and consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such unaudited combined and consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Matters with RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220 Comprehensive Income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with ASC Topic 210-10-45-4 Classification of Current Assets, cash which is restricted as to withdrawal is considered a non-current asset. As of September 30, 2010 and December 31, 2009, restricted cash consists of government subsides of $3,393,503 and $96,707, which is to be used exclusively on facility construction and equipment procurement.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

As of September 30, 2010, construction in progress is comprised of three principal components. The first component is the Centralized Hazardous Waste Treatment Center of Dalian City (the “Expansion Project”), which is located in Dagu Hill, Dalian Development Area. The Expansion Project consists of an incineration system that includes an incinerator, its supporting facilities, and warehouses, work plants and office buildings, etc. The second component is the production equipments of Zhuorui, which are still in testing phase, including the plasma furnace, flue gas cleansing system, dust trapper, etc. The third component is the Hazardous Waste Treatment Center of Changsha City, Hunan Province, which is in the phase of preparation for the commencement of construction.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Long-term equity investment

As of September 30, 2010 and December 31, 2009, long-term investment is comprised of investment in Xiangtan Luyi Dongtai Industrial Waste Treatment Co., Ltd. (“Xiangtan Dongtai”).

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Xiangtan Dongtai	$149,466	$87,900

Xiangtan Dongtai, located in Xiangtan City, Hunan Province, was established on August 5, 2009, and primarily engaged in treatment and disposal of industrial waste, development and sales of recycled products. As of September 30, 2010, Dalian Dongtai owns a 12.5% equity interest in Xiangtan Dongtai, therefore, the Company applies the cost method to account for its investment.

Impairment of long-lived assets

In accordance with ASC Topic 360 “Accounting for the Impairment or Disposal of Long Lived Assets”, property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2010 and December 31, 2009, respectively.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

As of September 30, 2010, net land use rights was $2,007,118, of which $1,746,652 has been pledged as collaterals for the short-term loans from Shanghai Pudong Development Bank.

Noncontrolling interest in unaudited combined and consolidated financial statement

The Company establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary in accordance with ASC Topic 805 Business Combinations. Noncontrolling interest represents the minority owners’10% equity interest in Dalian Dongtai, 20% equity interest in Dongtai Water, 48% equity interest in Dongtai Organic, 30% equity interest in Zhuorui, 25% equity interest in Dalian Lipp, 35% equity interest in Hunan Hanyang, and 14% equity interest in Sino-Norway EEC.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of September 30, 2010 and December 31, 2009, deferred sales amounted to $300,565 and $958,930, respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, quoted market values or the current price of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, and accounts payable, accrued liabilities, construction projects payable, short term and long term loan are considered to approximate their fair values.

Fair Value Measurements

In April 2009, the FASB released ASC 820, Fair Value Measurements and Disclosures, (formerly SFAS No. 157 “Fair Value Measurements”) that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements.

According to ASC 820, investment measured and reported at fair value are classified and disclosed in one of the following hierarchy:

Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date.  The type of investments included in Level 1 included listed equities and listed derivatives.

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.  Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level 3 - Pricing inputs are unobservable for the investment and included situations where there is little, if any, market activity for the investment.  The inputs into the determination of fair value require significant management judgment or estimation.

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

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dalian Dongtai is subject to EIT at 11% for the nine months ended September 30, 2010. Furthermore, the Law stipulates that enterprises that engage in municipal sewage and sludge treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water and Dongtai Organic is entitled to a three-year EIT exemption treatment starting whenever it generates the first operation revenue, and additional 50% discount on the normal rate for the next three years. For the nine months ended September 30, 2010, Dongtai Water and Dongtai Organic have benefited from the EIT exemption preference.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Recent accounting pronouncements

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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

4．Notes receivable

As of September 30, 2010 and December 31, 2009, notes receivable, with the balances of $119,573 and $335,780, respectively, represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.

5. Accounts receivable

As of September 30, 2010 and December 31, 2009, the net balances of accounts receivable were $4,684,976 and $2,021,421, respectively. The following table shows the aging composition of the balances:

	September 30, 2010	December 31, 2009
Aging	(Unaudited)	(Audited)
1-3 months	1,807,395	$1,098,027
4-6 months	896,968	450,939
7-12 months	1,461,528	381,949
1-2 years	654,158	118,875
over 2 years	12,400	2,699
Total	$4,832,449	$2,052,489
Allowance for doubtful accounts	(147,473)	(31,068)
Accounts receivable, net	$4,684,976	$2,021,421

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

The activity in the allowance for doubtful accounts for accounts receivable for the nine months ended September 30, 2010 and for the year ended December 31, 2009 are as follows:

	For the Nine months Ended September 30, 2010 (Unaudited)	For the year Ended December 31, 2009 (Audited)
Beginning allowance for doubtful account	$31,068	$12,132
Additional charged to bad debt expense	113,486	18,929
Foreign currency translation adjustment	2,919	7
Ending allowance for doubtful accounts	$147,473	$31,068

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

Due to different measuring standards and estimate applied by the Company and Dalian Municipal Government, there is a variance of approximately 5,400 tons in the estimate made by the management in volume of sludge being processed, which corresponding to the remaining balance of $107,426.

As confirmed, Dalian Municipal Government will not reimburse the remaining balance in the amount of $107,426 claimed by the Company. The management of Dongtai Organic decided to write off the outstanding balance in September 2010. The transaction was accounted for as an increase in construction cost, and reclassification was made to corresponding fixed asset account.

7. Inventory

As of September 30, 2010 and December 31, 2009, inventory consists of raw materials and recycled commodities as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$1,107,408	$719,948
Recycled commodities	1,347,486	1,365,081
	$2,454,894	$2,085,029

Raw materials are mainly comprised of waste catalyst, which is a scarce resource, collected from oil refineries, chemicals used in the waste treatment and recycling process, and packaging materials.

As of September 30, 2010 and December 31, 2009, the balances of waste catalyst amounted to $473,515 and $422,547, respectively. Because of the impact of the global economic crisis, the prices for the final products that produced from the processing of waste catalyst, including chemical compounds of valuable metals have decreased dramatically since the end of 2008. Management believes that the holding of waste catalyst before the rise of market price complies with shareholder’s interest.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Recycled commodities are mainly comprised of alloys and cupric sulfate that are produced from waste collected, and aluminum and iron products recycled from waste collected, etc.

For the nine months ended September 30, 2010 and twelve months ended December 31, 2009, no allowance for obsolete inventories was recorded by the Company.

8. Property, plant and equipment

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Buildings	15,528,178	$14,761,998
Machinery and equipment	19,643,587	19,510,334
Office equipment	698,360	670,015
Vehicles	1,641,384	1,281,659
	37,511,510	36,226,006
Less: accumulated depreciation	(5,568,082)	(3,904,861)
Property, plant and equipment, net	3,1943,428	32,319,145

Construction in progress	14,562,102	9,123,927
Total	$46,505,530	$41,443,072

Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $1,493,861 and $590,263, respectively.

For the nine months ended September 30, 2010 and 2009, capitalized interests amounted to $220,715 and $231,056, respectively.

As of September 30, 2010, certain buildings, with the net book value of $4,194,156, have been pledged as the collateral for loans from Shanghai Pudong Development Bank. Certain machinery and equipments, with the net book value of $14,414,599, have been pledged as the collateral for loans from China Merchants Bank.

9. Other assets

As of September 30, 2010 and December 31, 2009, other asset in the amount of $1,172,509 and $1,074,531 is primarily comprised of value added tax credit of $1,164,430 and $1,055,523, respectively. VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

10. Short-term loan

As of September 30, 2010 and December 31, 2009, the short-term loan balance represents a loan that borrowed from Shanghai Pudong Development Bank.

The following table identifies the material terms of short-term loans:

				Principal
			Interest Rate (Per Annum)	September 30, 2010	December 31, 2009
Effective Date	Maturity	Type		(Unaudited)	(Audited)
06-13-2010	06-10-2011	Secured	6.372%	$2,989,313	$-
04-27-2009	04-27-2010	Secured	5.841%	-	3,809,022
05-18-2009	05-18-2010	Secured	5.841%	-	1,465,008
06-04-2009	06-04-2010	Secured	5.841%	-	1,465,008
				$2,989,313	$6,739,038

Total interest expense on short-term loans for the nine months ended September 30, 2010 and 2009 amounted to $174,238 and $65,698, respectively.

The loan is secured by certain properties and land use right of the Company.

11. Long-term loan

As of September 30, 2010 and December 31, 2009, the following table identifies the material terms of the long-term loans:

					Principal
			Interest Rate		September 30, 2010	December 31, 2009
Lending Bank	Effective Date	Maturity	(Per Annum)	Type	(Unaudited)	(Audited)
China Merchants Bank	01-08-2009	01-07-2017	6.237%	Secured	$12,792,841	$12,452,570
China Merchants Bank	08-20-2009	08-20-2017	6.237%	Secured	3,269,561	3,548,067
Shanghai Pudong Development Bank	04-27-2010	04-27-2013	5.94%	Secured	1,644,122	-
Total					$16,706,524	$16,000,637

The interest rates for the two loans that borrowed from China Merchants Bank are determined based on the interest rate of loans above 5 years set by the People’s Bank of China plus 5% and is adjustable every six months. As of September 30, 2010, the benchmark interest rate of loans over 5 years is 5.94%. The BOT franchise right of Dongtai Water and Dongtai Organic, and certain manufacturing machinery of the Company are pledged as collaterals for the two loans. Dalian Lida Environmental Engineering Co., Ltd, which holds 20% equity interest in Dongtai Water, acts as co-guarantor for the loan with the balance of $3,736,642.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

On April 20, 2010, the Company entered into a long-term loan agreement with Shanghai Pudong Development Bank. Pursuant to the loan agreement, the principal amounts to RMB 40 million (approximately $5.90 million) and matures on April 27, 2013. As of September 30, 2010, the Company had drawn down the first installment of the loan in the amount of RMB 11 million (approximately $1.64 million). The loan is to be used exclusively for the construction of the Centralized Hazardous Waste Treatment Center of Dalian City.

The long term loans are scheduled to be repaid on installments. The following table shows the installments schedule:

Year	Amount
2010	$1,129,912
2011	2,259,825
2012	3,734,425
2013	2,407,285
2014	2,259,825
Thereafter	4,915,252
Total	$16,706,524

As of September 30, 2010, the installments amounting to $2,259,825 will be due within one year, and are classified in current liabilities.

12. Government subsidy

As of September 30, 2010 and December 31, 2009, the government subsidy consists of the followings:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Dalian Dongtai	$2,241,985	$1,465,008
Zhuorui	995,399	999,071
Hunan Hanyang	3,138,779	-
	$6,376,163	$2,464,079

Dalian Dongtai received a government subsidy from the central government of PRC of $747,300 (RMB5, 000,000) and $1,494,600(RMB 10, 000,000) in 2010 and 2009 respectively, to support the construction of the Centralized Hazardous Waste Treatment Center of Dalian City, which is located in Dalian Development Area.

In 2007, Zhuorui received government subsidies of RMB7, 036,000 (approximately $1,051,640), of which RMB6, 000,000 (approximately $884,760) is to be used to purchase production machinery or pay construction expenditures, and the other RMB1, 036,000 (approximately $152,769) is granted as a reimbursement for the acquisition of land use right.

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
SEPTEMBER 30, 2010 AND 2009

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

14. Related parties transactions

As of September 30, 2010 and December 31, 2009, the amounts due from (to) related parties were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Due to Dalian Dongtai Investment Co., Ltd. (“Dongtai Investment”)	$(388,611)	$(380,902)
Due from Dalian Lida Environmental Engineering Co., Ltd. (“Dalian Lida”)	$239,145	$234,401

Payable to Dongtai Investment consists of unsecured short term loans, amounting to $388,611 (RMB 2.6 million), with interest rate of 6% per annum, repayable on demand.

Receivable from Dalian Lida is an unsecured short term loan of $239,145 (RMB1.6 million) with interest rate of 6% per annum, effective on August 1, 2009, and repayable on demand.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

15. Earnings per share

Basic earnings per common share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants, using the treasury stock method.

The following table demonstrates the calculations for earnings per share for the nine months ended September 30, 2010 and 2009:

	2010	2009
Net income attributable to the Company	$2,848,869	$1,333,618
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$2,848,869	$1,333,618

Weighted average number of common shares - Basic	15,327,606	15,267,387
Effect of dilutive securities:
Option	19,927	-
Warrants	2,209,583	-
Weighted average number of common shares - Diluted	17,557,116	15,267,387

Earnings per share
Basic	$0.19	$0.09
Diluted	$0.16	$0.09

16. Change in reporting entity

Per definitive agreement and amended article of incorporation, on September 8, 2010, Dongtai contributed additional $59,800 (RMB 400,000) and a third party contributed $19,400 (RMB 130,000) as additional paid-in capital in controlling subsidiary Sino-Norway EEC. The percentage of Dongtai ownership interest in Subsidiary changed to 86%, and noncontrolling interest are accounted for the remaining 14%.

Tentatively, the third party agreed to contribute $100,150 (RMB 670,000) and Dongtai has agreed to contribute another $59,800 (RMB400,000) by the end of June, 2011. By that time, the Company will own 60% of Sino-Norway EEC, and noncontrolling interest will be accounted for the remaining 40%.

The change in equity structure of Sino-Norway, and a change in reporting entity during current period does not have a material effect in the financial reporting.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

17. Commitment and Contingency

Capital commitment

The Company has purchasing commitments that result from construction contracts and equipment procurement contracts signed for the development of the Centralized Hazardous Waste Treatment Center of Dalian City. As of September 30, 2010, the commitment information is as follows:

Construction	$2,717,756
Equipment	3,012,399
Total	$5,730,156

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

The capital expenditure for the improvement is approximately $2.1 million (approximately RMB 14 million), and it is estimated that a four to five months period is necessary to accomplish this improvement. As of November 12, 2010, Zhuorui has spent approximately $1,240,132(RMB 8.3 million) on rotary kiln, heat exchanger; de-sulfate system, dust collector and sewage disposal system. Preparation of the new equipment is in the stage of finalization. Zhuorui expects the commencement of a pilot by the end of December 2010 as the local government has imposed new regulations on issuance of permission for safety reasons.

Despite the advantages brought by this proposed technical improvement, there are possibilities of losses caused by unexpected events, take for example, it costs additional time or fund to accomplish the improvement, the attempt to generate additional by-product fails or the depressing market conditions last longer than our expectation.

18. Subsequent events

 The Company has evaluated all subsequent events through November 12, 2010, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION - This report includes "forward-looking statements." You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain such words as "may," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcomes of contingencies and our future financial results. These forward-looking statements are based on current expectations and projections about future events.

Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, our actual performance may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•	the timing and magnitude of technological advances;

•	the prospects for future acquisitions;

•	the effects of political, economic and social uncertainties regarding the governmental, economic and political circumstances in the People’s Republic of China;

•	the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their waste management requirements;

•	the competition in the waste management industry and the impact of such competition on pricing, revenues and margins;

•	uncertainties surrounding budget reductions or changes in funding priorities of existing government programs;

•	the cost of attracting and retaining highly skilled personnel;

•	our projected sales, profitability, and cash flows;

•	our growth strategies; anticipated trends in our industries;

•	our future financing plans; and

•	our anticipated needs for working capital.

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

Business Model

There were three business units contributing to the Company’s revenue stream in fiscal 2010, i.e. (a) industrial solid waste treatment and recycling, (b) sludge treatment and sales of biogas (methane) and (c) sewage treatment. They accounted for 73.2%, 21% and 5.8%, respectively, of revenues for the nine months ended September 30, 2010.

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

The typical waste management contract with a client is renewable every year, and the service fee charged to the customer is based on the volume of waste produced. Most of our clients make payments on a monthly basis. For the nine months ended September 30, 2010, the Company received approximately $ 6.3 million in solid waste treatment service fees from its customers. Revenues from sales of recycled commodities for the nine months were $3.68 million.

(b) Sludge Treatment

Dongtai Organic operates the first BOT (Build-Operate-Transfer) plant in the PRC to implement centralized wastewater sludge processing. During the project’s 20-year franchised period, this sludge-to-energy plant is expected to dispose of the sludge derived from all sewage treatment plants located in urban Dalian City. This plant has a designed capacity of 600 tons/day and is expected to generate approximately 11,000 cubic meters of methane each day once it reaches its full capacity. The project has generated revenues since January 2010 from service fees paid by the local government and from sales of biogas (methane) to Dalian Gas Company, which it uses for resale as cooking fuel in Dalian City. Dongtai Organic’s revenues from both sludge processing fees and sales of biogas are calculated on a volume basis. The payment of sludge processing fees is the responsibility of the local government and is payable every quarter, while payment for sales of biogas (methane) is made on a monthly basis. Dongtai Organic received approximately $1.81 million from service fees and approximately $1.05 million from sales of biogas (methane) during the nine months ended September 30, 2010.

(c) Sewage Treatment

Dongtai Water, which is a BOT plant with a 20 year franchised right, commenced operations in June 2008 to process domestic sewage generated from a portion of Dalian City. The plant’s designed capacity is 30,000 tons/day and is currently operating at full capacity. The payment of sewage treatment fees, which is based on the volume of waste water processed, is paid by the local government on a quarterly basis. Dongtai Water received approximately $0.79 million from service fees for the nine months ended September 30, 2010.

Recent Developments

(a) In order to provide sufficient infrastructure to meet the increasing demand for waste treatment and disposal, an expansion project is now underway to significantly increase Dalian Dongtai’s capacity for waste treatment and disposal. The expansion project, which is one of fifty-five hazardous waste treatment centers sponsored by the National Development and Reform Commission and one of two such centers in Liaoning Province, commenced construction at the end of July 2009. Dalian Dongtai received an additional national subsidy of RMB 5 million (approximately $0.7 million) as funding to complete the capacity expansion project for a centralized hazardous waste treatment facility (the "Expansion Project") in Dalian, Liaoning Province, China. This subsidy is the second installment of a series of subsidies expected to be disbursed by the government as the Expansion Project progresses. It is now anticipated that the project will be operational in the second quarter of 2011.

 Further information about the Expansion Project is as follows:

Capacity
Facility	Description	Existing	After expansion
Incinerator	Incineration System for Solid Waste	3,300 t/y	9,000 t/y
Hazardous Waste Landfill	Hazardous Waste Safe Landfill	13,000t	40,000t
Industrial Effluent Treatment System	Industrial Sewage Treatment	18,000 t/y	25,000 t/y
Organic Solvent Recycling System	Industrial Organic Solvent Product	1,000 t/y	3,000 t/y

(b) Following China’s largest recorded oil spill that occurred off the coast of Dalian City during offloading of an oil tanker on July 16, 2010, Dalian Dongtai was approached by local government to lead the oil waste management operation. The Company was asked to collect and treat oil waste generated by the clean-up effort, including oil skimmed off the ocean surface and oil-saturated equipment, and refuse such as used absorption felts to ensure the piles of oil-smeared sand and pebbles and oily absorption felts pulled out of the water are treated properly to avoid secondary contamination..

(c) In August 2010, Dalian Dongtai signed a major waste management contract with a national petrochemical firm located in Liaoning Province. Under the terms of the contract, beginning on September 1, 2010, Dalian Dongtai will treat and dispose of the industrial waste sludge and slag generated by the customer's production over the next 30-months, which the customer estimates will total approximately 40,000 tons. Based on this expected volume, Dalian Dongtai anticipates it will generate an additional $3.65 million in revenues from this customer over the life of the 30-month contract.

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

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009.

Revenues

Our revenue can be divided into two categories, i.e., fees charged to customers for waste collection, transfer, recycling and disposal services (including service fees for sewage and sludge treatment), and sales of recycled commodities (including sales of methane). We consider our collection and disposal operations and reclamation of reusable substances as our core business. Revenues from service fees accounted for 59% and 65%, and 65% and 68%, of revenues in the three months and nine months ended September 30, 2010 and 2009, respectively.

The Company’s total revenues for the three months ended September 30, 2010 was $4,607,220, an increase of $1,485,953 or 47.6%, over revenues of $3,121,267 for the three months ended September 30, 2009. Total revenues for the nine months ended September 30, 2010 was $13,626,642, which represents an increase of $6,440,429 or 89.6%, over revenues of $7,186,213 for the nine months ended September 30, 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service fees (1)	$2,722,643	$2,039,001	$8,894,125	$4,879,448
Sales of recycled commodities (2)(3)	1,884,577	1,082,266	4,732,517	2,306,765
Total	$4,607,220	$3,121,267	$13,626,642	$7,186,213

Notes:

(1)	Consists of service fees generated from industrial solid waste treatment, sewage treatment and sludge treatment.

(2)	Cupric sulfate, which is included in the sales of recycled commodities, was segmented previously because its sales account for more than 10% of total revenue.

(3)	Sales of biogas (methane), which is a new revenue source provided by Dongtai Organic, is included in sales of recycled commodities.

The increase in revenues is mainly attributable to the additional revenue generated by Dongtai Organic from municipal sludge treatment, as well as sales of Biogas (methane), a byproduct derived from sludge fermentation.

1. Service fees

Service fees increased from $2,039,001 for the three months ended September 30, 2009 to $2,722,644 for the same period of 2010, an increase of $683,643, or 33.5%. The increase is mainly attributable to the addition of $647,949 generated from sludge treatment fees, which account for 23.8% of service fees in total. Service fees for the nine months ended September 30, 2010 were $8,894,124, an increase of $4,014,676 or 82.3% from service fees of $4,879,448 for the nine months ended September 30, 2009.

Since its commencement of operations in late 2009, revenue production by Dongtai Organic has been stable, other than a decrease in the volume of methane produced during July and August 2010 which resulted from a reduction of organic substance contained in sludge as a consequence of excessive rainfall during this period which was abnormal compared with those in history. For the nine months ended September 30, 2010, Dongtai Organic generated $2,859,434 in sludge treatment fees and sales of methane. Dongtai Organic was not operational during the same period in 2009.

2. Sales of recycled commodities

Statistics disclosed by the Chinese government confirm that China’s economy continued its strong growth during the third quarter of 2010.  Market prices for many raw materials, including for Dalian Dongtai’s main products, cupric sulfate and other recycled commodities such as iron, plastic and nonferrous metal, which increased during the first half of 2010, began to stabilizing during the third quarter. For example, the average price for cupric sulfate has stabilized at about $1,700/ton, while the average price for the same period of 2009 was approximately $1,160/ton. Many of our customers have returned to their pre-recession production levels and some of them have further expanded their production scale. As a natural consequence of all these factors, the amount of recycled commodities collected from our clients increased as well. Based on management’s estimate of future market conditions, Dalian Dongtai has decided to increase the sales volume of recycled commodities, including some commodities that had been inventoried during 2009 due to their low sales prices. Dalian Dongtai generated $1,665,541 and $3,684,239 for the three months and nine months ended September 30, 2010, respectively, from sales of recycled commodities (excluding sales of methane) which increased by $583,275 or 53.9% and $1,377,474 or 59.7%, respectively, from $1,082,266 and $2,306,769 for the same quarters in 2009.

For the nine months ended September 30, 2010, Dongtai Organic generated $1,048,278 in revenue from sales of biogas (methane), a by-product of the sludge treatment process. There were no corresponding revenues during the nine months ended September 30, 2009.

Cost of Revenues

The Company’s cost of revenues for the three and nine months ended September 30, 2010 were $2,204,024 and $5,492,872, respectively, compared with $1,183,051 and $2,789,138 for the three and nine months ended September 30, 2009, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of service fees (1)	$1,302,925	$612,036	$3,559,797	$1,452,911
Cost of recycled commodities (2)(3)	901,099	571,015	1,933,075	1,336,227
Total	$2,204,024	$1,183,051	$5,492,872	$2,789,138

Notes:

(1)	Consists of service fees generated from industrial solid waste treatment, sewage treatment and sludge treatment.

(2)	Cupric sulfate, which is included in the sales of recycled commodities, was segmented previously because its sales account for more than 10% of total revenue.

(3)	Sales of biogas (methane), which is a new revenue source provided by Dongtai Organic, is included in sales of recycled commodities.

1. Cost of service fees

Cost of service fees increased by $690,890, or 112.9%, and $2,106,886 or 145% for the three months and nine months ended September 30, 2010, respectively, compared to those for three months and nine months ended September 30, 2009. The difference is mainly attributable to the approximately $117,500 in manufacturing expenses of Dongtai in the third quarter of 2010 that had been allocated to R&D expenses for the corresponding period in 2009, which caused lower cost of service fees in the third quarter of 2009.

2. Cost of sales of recycled commodities

Cost of recycled products (including cupric sulfate and other recycled commodities) for the three months and nine months ended September 30, 2010 increased by $330,084 or 57.8%, and $596,848 or 44.7%, respectively, compared with the same periods of 2009.

Gross Profit Margin

The gross profit margins for the three months and nine months ended September 30 2010 were 52.1% and 59.7%, respectively, whereas those for the same periods in 2009 were 62.1% and 61.2%.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met capital expenditure requirements primarily through cash generated by operating activities, bank borrowings, and capital from investors.

Short-term loan as of September 30, 2010 was $2,989,313 (RMB20, 000,000), whereas the amount as of December 31, 2009 was $ 6,739,038 (RMB46, 000,000). The Company repaid outstanding bank loans in the amount of $6.7 million (RMB46,000,000) in 2010, and renewed a short term loan in the amount of $3 million (RMB20,000,000), and entered into one new long term loan in the amount of $1.6 million (RMB11,000,000) from Shanghai Pudong Development Bank, the proceeds of which are being used as working capital.

As of September 30, 2010, the balance of long-term loan was $16,706,524 (RMB111,775,000), most of which took effect on August 2009, and will be repaid by installment over the next 8 years. The loans were provided by China Merchants Bank. During the current year, the Company borrowed $1.64 million (RMB 11 million) from Shanghai Pudong Development Bank. The current portion of the loan was $ 2,259,825(RMB15,119,358) as of September 30, 2010.

In September 2010, the Company received a subsidy from the central government of the PRC of $747,328 (RMB5 million), which is designated exclusively for use on the construction of the "Dalian Centralized Hazardous Waste Treatment Expansion Project" located in Dalian Development Area.

The current ratio and quick ratio as of September 30, 2010 are 1.23 and 1.01 respectively, compared to that of 1.1 and 0.97 respectively as of September 30, 2009. Cash generated from operating and financing activities fully supported the needs of our working capital.

Cash Flow

	For the Nine Months Ended September 30,
	2010		2009
Net cash provided by operating activities		$2,710,075	$117,226
Net cash used in investing activities	$	(4,886,798)	$(11,549,129)
Net cash provided by (used in) financing activities	$	(4,772,530)	$18,769,094

Net cash provided by operating activities was $2,710,075 for the nine months ended September 30, 2010, compared to net cash provided by operating activities in the amount of $117,226 for the same period in 2009. The improvement is mainly attributable to the recovery of solid waste treatment business, and the cash inflows generated from sludge treatment business since the beginning of 2010.

Net cash used in investing activities for the nine months ended September 30, 2010 was $4,886,798, compared to net cash used in investing activities in the amount of $11,549,129 for the same period of 2009. The significant difference is mainly attributable to
(a) approximately $1.5 million advance payment served as deposit in September 2009 to acquire 65% interest in Hunan Hanyang,
(b) cash was invested for both Dalian Dongtai’s expansion project and Dongtai Organic’s facility construction in the nine months ended September 30, 2009, while cash was only used in Dalian Dongtai’s expansion project for the same period in 2010, and
(c) approximately 1.7 million invested in Certificate of Deposit in the nine months ended September 30, 2009.

Net cash used in financing activities for the nine months ended September 30, 2010 was $4,772,530 compared to net cash provided by financing activities in the amount of $18,769,094 for the same period in 2009. For the nine months ended September 30, 2009, the Company raised long-term and short-term loans of approximately $22,936,518 to facilitate the construction of Dongtai Organic and Dalian Dongtai’s expansion project. Besides, the Company also received approximately $1.5 million subsidy from government and $750,000 released from Escrow Account in 2009. While in 2010, we paid off the short term loan due in the amount of $6,758,544 and long term loan in the amount of $1,240,597. Therefore, in compare with the same period in 2009, the net cash obtained from financing activities was significantly reduced.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Since January 2, 2010 we have engaged in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to many areas of our financial statements and disclosures. In order to remediate the material weakness identified as of December 31, 2009, during the nine months of 2010 we have:

•	Continued the process by which we will become better informed about US GAAP

•	Engaged an accountant with experience in the industry and continue our search for additional accounting and financial personnel with industry experience.

Notwithstanding the remedial actions we have undertaken since December 31, 2009, because of the scope of the material weakness that existed at December 31, 2009, our management has concluded that our disclosure controls and procedures at September 30, 2010 were not effective. Our efforts to remediate our disclosure controls and procedures and internal control over financial reporting are continuing and are expected to continue throughout fiscal 2010. Until such time, however, as our efforts to remediate this weakness, there remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our disclosure controls and procedures and internal control over financial reporting, both as they relate to the material weakness identified at December 31, 2009 and to other possible areas.

Notwithstanding the existence of this material weakness in disclosure controls and procedures and internal control over financial reporting at September 30, 2010, we believe that the consolidated financial statements included elsewhere in this report fairly present, in all material respects, our consolidated balance sheets as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the quarters ended September 30, 2010 and 2009 in conformity with US GAAP.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Date: November 12, 2010	By:	/s/ Dong Jinqing
Dong Jinqing, Chief Executive Officer

Date: November 12, 2010	By:	/s/ Guo Xin
Guo Xin, Chief Financial Officer