Form 10-K
period 2010-12-31
China Industrial Waste Management Inc.
filed 2011-04-15
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Registrant’s telephone number, including area code 011-86-411-82595139

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
Yes   ☐           No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $7,174,100 as of June 30, 2010 based on the closing price $1.40 of the Company’s common stock on such date.

The number of issued and outstanding shares of the registrant’s common stock as of April 11, 2011 was 15,336,535.

DOCUMENTS INCORPORATED BY REFERENCE

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

Forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act“) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. If we are ever considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“Yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate quoted by the Federal Reserve System. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People'’s Bank of China, or PBOC. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC exchange rate or at all.

The "Company," "we," "us," "our" and similar words refer to China Industrial Waste Management, Inc, and its direct and indirect, wholly-owned and partially-owned subsidiaries.

Form 10-K ANNUAL REPORT FISCAL YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS.

Overview

We are a leading provider of comprehensive environmental services and solutions in northeastern China. We currently have two primary areas of business. In our Industrial Solid Waste Treatment and Recycling business, we collect, store, treat, dispose and recycle industrial solid waste. In our Sludge and Sewage Treatment business, we are licensed to treat municipal sewage generated from a designated portion of Dalian, China, as well as treat the sludge resulting from the processing of sewage routed to us from 14 sewage treatment facilities located in Dalian and surrounding areas. In addition, we recently began to offer sludge processing equipment supply and engineering services, which are not yet a significant contributor to our revenues, but represent an important part of our growth strategy. We believe we are the largest and most technologically advanced provider of environmental services in our principal geographic market of Liaoning Province.

We are headquartered in Dalian, a city with a population of over 7 million located at the tip of the Liaodong Peninsula that serves as a large trading, industrial and financial center in northeastern China. As of December 31, 2010, we provided services to 808 customers located in Dalian, including Chinese and foreign companies, and the Dalian municipal government. In addition, under our Build-Operate-Transfer (BOT) contracts with the Dalian municipal government, we operate one of eight sewage treatment facilities currently operating in Dalian and the only sludge treatment facility in Dalian, which was the first BOT project to implement centralized municipal sludge treatment in China.

We generate revenues from two business areas, (i) service fees charged for industrial solid waste, sewage and sludge treatment services and (ii) sales of recycled materials, including cupric sulfate, as well as metals and methane derived from sludge treatment. During the fiscal years ended December 31, 2010 and 2009, our revenues were approximately $21.2 million and $10.6 million, respectively, and our net income was $4.6 million and $2.0 million, respectively. All of our sales for these periods were in the People’s Republic of China, or PRC.

We provide environmental pollution remediation services to the Dalian municipal government upon request when environmental damage occurs in the Dalian region, such as the pollution caused by the oil spill in 2010. On July 16, 2010, an explosion in the port area of Dalian resulted in 1,500 tons of crude oil spilling into Dalian harbor and covering an area of 11 square kilometers, producing the largest recorded oil spill in China. Immediately following the accident, the Dalian government requested the Company to assist the government in its clean up operations. We provided advisory support as well as disposal of oil-saturated sand and oil absorption felts in our waste treatment and recycling plants to prevent secondary contamination.

Corporate Structure

Through a series of equity investments and joint ventures, we have established seven operating subsidiaries in the PRC through which we conduct our business.  Each subsidiary focuses on a particular business or geographic area to enable us to take advantage of opportunities in the growing environmental services market.  We entered our present line of business as a result of a reverse merger transaction in November 2005 in which Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”), a PRC company engaged in solid waste treatment and disposal since 1991, became an indirect subsidiary of our company.  See “Organizational History”.

The following chart depicts our current organizational structure:

Our principal executive offices are located at Room 1709 Rainbow Building, No. 23 Renmin Road, Zhongshan District, Dalian City, China 116001. Our telephone number is (011) 86-411-82595139 and our website address is www.chinaciwt.com.

Products and Services

As of December 31, 2010, we conducted our business in two primary areas of operations, two of which, (i) industrial solid waste treatment and recycling and (ii) municipal sludge and sewage treatment, currently generate substantially all of our revenues. We recently began to offer additional services in environmental equipment and engineering, an area that we expect to grow as the overall demand for sludge treatment and ancillary services expands.

For the years ended December 31, 2010 and 2009, our industrial solid waste and recycling business generated the majority of our revenues, however our growth strategy includes significant investment in and expansion of our sludge treatment business and our sludge processing equipment supply and engineering services business which should result in greater contributions to our revenues and net income over the next three to five years.

Industrial Solid Waste Treatment and Recycling

Our solid waste treatment and recycling services is our largest and serves as our most profitable area of operations. We began providing solid waste treatment and recycling services in 1991 and serve as the only provider of comprehensive industrial solid waste treatment solutions in Liaoning Province. During the fiscal years ended December 31, 2010 and 2009, we earned approximately $17 million and $9.5 million, respectively, in revenues from our solid waste treatment and recycling services, representing approximately 80% and 90% of our total revenues for such periods. We earn revenue from service fees received from solid waste treatment and disposal and the sales of recycled products, such as cupric sulfate and other materials produced from the recycling process. We have a very diverse customer base of over 800 customers, including companies engaged in the electronic, chemical, petrochemical, mechanical treatment, pharmacy, shipbuilding and automobile industries.

Our industrial solid waste operations consist of three components: industrial solid waste collection and disposal, sales of recycled materials and waste catalyst treatment and comprehensive reuse.

Industrial Solid Waste Collection and Disposal

We collect industrial solid waste from customers and charge service fees for disposal based on the weight of the collected waste. These services include waste collection and transportation, final disposal via incineration and/or landfill, physical and/or chemical treatment, material processing, packaging, analysis and storage. We operate a fleet of 19 vehicles, including 16 collection trucks equipped with navigational and electronic waste monitoring systems, which are equipped to collect and transport industrial solid waste, including hazardous waste such as organic solvents, oil, catalysts and emulsions, to our facilities for treatment, disposal or recycling.

We are the only company in Liaoning Province that provides “one-stop” comprehensive waste treatment services to customers. We are licensed to dispose of almost all hazardous industrial solid wastes defined by national standards except for certain groups containing waste such as nuclear waste and polychlorinated biphenyl.

Although our typical waste management contract with a customer is for a term of one year and renewable on an annual basis, the contracts are essentially for the long term since we are likely the only company qualified to handle a customer’s particular waste disposal requirements. We charge customers a monthly service fee for solid waste disposal based on a combination of factors, including collection frequency, type of collection equipment required, type and volume or weight of the waste collected, distance to our disposal facility, labor costs, cost of disposal and general market factors. As part of our service, we provide steel containers to most of our customers to store their solid waste between pick-up dates. Our storage containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many containers are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our industrial solid waste customers with trucks operated by only one or two employees.

In 2010, we collected and treated approximately 117,627 tons of industrial solid waste and received approximately $11.7 million in service fees. In addition, we generated approximately $5.7 million from sales of recycled materials produced from the waste we treated.

Our facilities contain several workshops equipped with proprietary and non-proprietary systems enabling us to be a full service provider of comprehensive industrial solid waste treatment, disposal and recycling solutions. Systems include, among others, an “Electric Garbage Dismantling System” for the dismantling and recycling of used photocopier ink cartridges and electric components of certain household appliances, an “Organic Solvent Distillation Recycling System” designed to handle organic solvents including triclene, acetone, ethyl acetate and isopropyl alcohol and a “Waste Etchant Liquor Treatment System” to process etchant (an acid or corrosive chemical) containing waste copper to generate cupric sulfate through neutralization, acidification and metathesis.

With respect to disposal solutions for solid waste, we operate the only hazardous waste landfill located on Haiqing Island of Dalian, with designed capacity of 20,000 tons, and an industrial solid waste landfill in Qianguan Village, with designed capacity of 20,000 tons, that can process non-hazardous industrial wastes. In addition, to reduce environmental pollution and properly dispose of industrial waste, including hazardous chemicals, we also operate an automated incineration system to dispose of wastes, including organic solvents, waste oil and combustible solid industrial garbage.

Our operating philosophy is to minimize waste and maximize recycling. As a result, our management believes that all of our workshops and waste disposal systems and methods, including incinerator and landfill, are integral factors enabling us to provide “one-stop” waste management solutions to our customers. The diagram below sets forth the various stages of processing we employ for solid waste in order to achieve maximum efficiency in accordance with our operating philosophy.

As part of our vertically integrated operations, we also offer advisory services to our customers on pollution/waste reduction and on-site services, where our employees work full-time inside a customer’s facilities to provide full-service waste management solutions. The breadth of our service offerings and the experience we have with waste management practices allows us to provide valuable guidance to customers in identifying recycling opportunities, minimizing waste, and determining the most efficient means available for waste collection and disposal.

On August 1, 2010, we were designated as an authorized service provider for the dismantling, processing and recycling of discarded domestic appliances in Dalian, and one of only four licensed provider of these services in Liaoning Province under the Discarded Domestic Appliance Recycling Program (the “Recycling Program”) sponsored by the PRC Ministries of Commerce, Treasury, and Environmental Protection. By participating in this program, the Company expects to generate approximately $2 million in revenues over the program's 17-month duration. The revenue generated from recycling electronic waste under this program consists of two components: (i) fees received from the central government for processing the electronic waste and (ii) revenues generated from sales of recycled materials. The Recycling Program began in August 2010 in Dalian and runs through the end of December 2011.

To meet the growing demand for industrial solid waste disposal and treatment, we are constructing a new solid waste treatment facility in Dalian, which has been designated by the PRC National Development and Reform Commission, or NDRC, as one of 55 authorized hazardous waste treatment centers in China, and will be one of two such centers in Liaoning Province. The objective of the NDRC is for every province in China to have one or two such solid waste treatment facilities. Our new facility, which we call our Dagushan Expansion Project, is 90% complete and is expected to commence operations in the third quarter of 2011, at which time our solid waste treatment capacity is anticipated to increase to 114,000 tons annually, which is twice that of our existing capacity. The total investment for the Dagushan Expansion Project is estimated to be approximately $16 million, of which up to 30% (approximately $4.8 million) is being subsidized by the PRC central government. Once the Dagushan Expansion Project becomes operational, management believes that the Company will be well positioned to fully capitalize on the rapid industrial and environmental development in Liaoning Province.

Sales of Recycled Materials

After waste collection and treatment, we further process recovered etchant and convert it into cupric sulfate, a copper compound, in a form that can be utilized by companies engaged in chemical engineering, agriculture and mining. In 2010, we sold 991.6 tons of cupric sulfate primarily to mining and trading companies. In addition, we generate valuable material contained in industrial waste such as waste metal and waste plastic through our recyclable materials processing operation. The table below indicates the volume and types of recycled materials other than cupric sulfate that we sold during 2010 and 2009.

Category		Volume (in Tons)
		2010	2009

1	Plastic	878	187

2	Waste oil	2,785	1,367

3	Waste iron	108	1,703

4	Waste slag	4,709	1,146

5	Waste circuit board	67	130

6	Valuable Metals	5,615	425

7	Waste paper	962	77

8	Waste Drum (small)	191	327

9	Waste Drum (big)	263	288

10	Other	3,047	379

Total		18,625	6,029

Waste Catalyst Treatment and Comprehensive Reuse

We have operations focused on the separation and purification of waste catalysts generated during the oil refinery process, treatment of industrial wastes and utilization of waste catalysts or similar materials to produce ammonium metavanadate, molybdic acid and nickel slag for sale by the Company. Catalysts are used in the petroleum refining and petrochemical industry for, among other things, production of gasoline, jet fuels, petrochemicals and plastics. During the oil refining process, catalysts will become contaminated with impurities in the crude oil feed and become a waste product.

West Pacific Petrochemical and Dalian Petrochemical, two of the Company’s customers and among China’s largest oil refining companies with a 10 million and 20 million ton annual capacity, respectively, collectively produce approximately 3,000 tons of waste catalysts per year, which we purchase. In addition, as other refining plants in northeast China modernize their facilities to address high-sulfur oil content, we estimate the annual volume of waste catalyst should reach 8,000 to 10,000 tons in northeastern China.

Municipal Sludge and Sewage Treatment

Our sludge and sewage treatment business is one of our fastest growing areas of operations. We earn revenues from municipal sludge and sewage treatment in the form of service fees paid by the Dalian government on a monthly or quarterly basis based on the volume of wastewater or sludge treated by our facilities. During each of the fiscal years ended December 31, 2009 and 2010, we earned approximately $1 million in revenues from the Dalian government for our sewage treatment services, representing approximately 9.7% and 4.4% of our total revenues for such periods. For the year ended December 31, 2010, we earned approximately $3.5 million in revenues from our sludge treatment business which commenced operations in January, 2010, which represented approximately 16% of our total revenues for 2010. Revenues generated from service fees (sludge processing) and sales of methane were approximately $2.23 million and $1.25 million, respectively, in 2010.

We operate our sludge treatment and sewage treatment facilities pursuant to BOT contracts executed with the Dalian municipal government. In a typical BOT project, we bid on the project and the municipal government selects a winner based on the best combination of price and construction and operating model for the project. The winning bidder finances the construction of the BOT project and, in exchange, is granted the right to operate the facility and charge service fees for a fixed term of 20 to 25 years commencing from the date set forth in the BOT contract.

Our BOT sewage contract permits us to process domestic wastewater generated from designated portions of Dalian until June 2028.  Phase 1 of our sewage treatment plant operates at its current maximum treatment capacity of 30,000 tons per day. Construction of Phase 2 of the plant is anticipated to start in 2013 and upon completion is expected to increase the treatment capacity to a total of 100,000 tons per day. Our facilities utilize advanced treatment equipment to treat sewage and we focus our research and development efforts on processing wastewater into useable water for industrial applications.

In accordance with our BOT sludge contract, we are permitted to treat and dispose of sludge generated from sewage treatment plants, including our own plant, located in Dalian. The 20-year exclusivity term of the BOT sludge contract will begin once our sludge treatment facility achieves operating capacity of 70%. Our sludge treatment facility is the first BOT project to implement centralized municipal sludge treatment in China, and is currently operating at approximately 67% capacity or 400 tons per day. In addition, we earn revenues from sales of methane, a by-product of the anaerobic fermentation method of processing sludge, which provides us with the flexibility to offer substantially lower cost of sludge treatment per ton as compared to alternative sludge treatment processes currently available in China. In addition, our facility was voted the "Best Sewage Sludge Process Application of China" during the 2nd Water Specialist Conference held in Shanghai on August 31, 2010.

Sludge is a liquid/solid composed of by-products collected at different stages of the wastewater treatment process and usually contains compounds of agricultural value, including organic matter, nitrogen, phosphorus and potassium, and to a lesser extent, calcium, sulphur and magnesium, as well as pollutants that usually consist of heavy metals, organic pollutants and pathogens. As a result, rather than treat sludge through traditional methods of incineration or landfill, we process sludge by anaerobic fermentation, which reduces pollution and generates methane. In addition to sludge treatment fees, we generate revenues from sales of methane to the Dalian Gas Company.

In 2011, we expect to finalize an agreement with the Dalian municipal government granting us an exclusive license to process food waste generated in Dalian, including expired food items from stores and restaurants, at our sludge treatment facility. We expect the treatment of food waste under this agreement will require our sludge treatment facility to operate at maximum capacity by increasing our processing volume by approximately 200 tons per day. The amount of methane that will be produced from processing sludge and food waste is expected to be approximately 2.5 times the amount of methane produced from sludge treatment alone. At prevailing market prices, this translates into approximately $21,000 per day of methane as compared to approximately $5,700 per day of methane without food processing.

Sludge Processing Equipment Supply and Engineering

We are also engaged in the design, manufacture, installation and post-sale technical support for our Lipp tanks, which are fermentation tanks used for sludge treatment in China. We conduct this business through Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”) our 75% owned subsidiary and joint venture with Lipp Gmbh. Lipp tanks are proprietary to Lipp Gmbh, which holds a patent registered in Germany on the design of Lipp tanks.

We have not yet generated any revenues from this business, but plan to sell Lipp tanks at a sales price of approximately $670,000 per tank. To take advantage of the growing sludge treatment market, we intend to design, build and sell our Lipp tanks and ancillary equipment, and provide product related consulting services. We believe that the Lipp tanks we build will offer competitive advantages such as superior quality, onsite assembly, short construction period, lower cost and maintenance expense. We plan to begin sales of Lipp tanks in 2011, primarily to companies that operate BOT sludge projects in China.

Ancillary Services

To enhance our comprehensive service offerings, we have also invested in businesses and partnerships that are designed to offer services and solutions that complement our current operations. These investments include our partnership with Dalian Huineng Science and Technology Co., Ltd. and the Dalian Enterprise Confederation in Sino-Norway Dalian Energy Efficiency Center Co., Ltd., or Sino-Norway EEC, a joint venture incorporated in November 2009. Sino-Norway EEC was formed to engage in the business of energy efficiency audit and consultation, and is sponsored under the Energy Efficiency Planning Program initiated by the Chinese and Norwegian governments. We expect this joint venture to generate business as the demand for advisory services increases.

Facilities

The following table summarizes the various facilities we use in our business operations and their processing capacity before and after the construction of our Dagushan Expansion Project.

Capacity*
Nature of Service	Type of Facility	Description	Existing	Post- Expansion

	Incinerator	Incineration Treatment	3,300 t/a	9,000 t/a

Solid Waste Treatment and Disposal	Landfill	Disposal of Waste by Landfill	13,000 t	40,000 t

	Effulent Treatment System	Handling of Various Industrial Effluent	18,000 t/a	25,000 t/a

	Etchant Utilization System	Generation of Cupric sulfate from Etchant	2,000 t/a	—

Resource Recovery	Waste Solvent Recovery System	Production of Industrial-Class Organic Solvent Products with Waste Solvent	1,000 t/a	3,000 t/a

	Valuable Metal Recovery System	Yielding of Valuable Alloy or Metal Oxide Products	5,000 t/a	10,000t/a

Collection and Sales of Recycled Material	Waste Sorting and Filtrating System	—	10,000 t/a	—

Sewage Treatment	Sewage Treatment Plant Operation (BOT)	Municipal Sewage Treatment Plant Operation and Management	30,000 t/d	100,000 t/d

Sludge Treatment	Municipal Sludge Treatment Plant Operation (BOT Project)	Municipal Sludge Plant Operation and Management	400 t/d	600 t/d

*          Key: t = tons; t/d = tons per day; t/a = tons annually.

Customers

Our current customer base generally consists of the Dalian municipal government and Chinese and foreign manufacturers with industrial operations in the Dalian area that require collective handling and disposal of their waste products or by-products. The Dalian Gas Company is our sole customer for methane and customers purchasing our recycled materials are primarily commodity traders and metallurgical companies.

For the year ended December 31, 2010, our top 10 customers accounted for approximately 30% of our total revenues, and except for the Dalian municipal government which paid us $3.2 million in service fees in 2010, representing approximately 15% of our total revenues, no other single customer accounted for more than 10% of our revenues within our two primary areas of operation, industrial solid waste, sewage and sludge treatment and recycled materials. Our largest customers contributing the most revenue to our business include Canon Office Machine (Dalian), Toshiba (Dalian), STX Shipbuilding (Dalian), Yisheng Dahua Petrochemicals Co., Ltd., PetroChina Fushun Petrochemical, Dalian Pacific Electronic Co., Ltd., Dalian Pacific Multi-layer PCB Co., Ltd and Bosch (Dalian). The top 20 largest customers of the Company account for 4% of all customers and 59% of total treatment fees, whereas the remaining 96% of our customers contribute 41% of our revenues generated from waste treatment fees.

Industrial Solid Waste Treatment and Recycling.  During the year ended December 31, 2010, we performed solid waste disposal services for more than 800 Chinese and foreign companies in Dalian. We typically enter into one-year renewable service agreements with our customers.  For the year ended December 31, 2010 and 2009, our 10 largest solid waste disposal customers accounted for approximately 30 % and 23%, respectively, of our total revenues for such periods. The three largest solid waste treatment customers during 2010 were Dalian PetroChemical Co., Ltd., STX (Dalian) Co., Ltd. and PetroChina Liaoyang Petrochemical Company, Ltd., contributing 7%, 6% and 5%, respectively, to our total revenues from industrial solid waste for 2010.

In 2010, our main customers for recycled materials were manufacturers and trading companies, such as Xintai Alloy Co., Ltd and Jinbo Material Co., Ltd. During the fiscal years ended December 31, 2010 and 2009, we earned approximately $5.7 million and $3.6 million, respectively, in revenues from sales of recycled materials, representing approximately 26% and 34.3 % of our total revenues for such periods.

Municipal Sludge and Sewage Treatment.  The Dalian municipal government is our sole customer for our sewage treatment business, and major customer for sludge treatment business. We have a BOT sewage treatment contract to process a portion of wastewater from Dalian until 2028. For our wastewater services, we receive quarterly service fees from the Dalian municipal government based on the volume of sewage that we process. Our fees for sewage treatment were approximately $1 million and $1 million in 2010 and 2009, respectively, representing 4.4% and 9.6% of our total revenues during such periods.

We operate the only sludge treatment facility in Liaoning Province, which became operational in 2010, pursuant to a 20 year BOT sludge contract. This facility generated approximately $2.23 million in service fees in 2010, which represented 10% of our total revenues in 2010. The methane we generated from sludge treatment is sold to the Dalian Gas Company. Our sales of methane in 2010 were approximately $1.25 million, representing 6% of our total revenues in 2010.

Competition

The environmental services industry in China is highly fragmented as it is in the early stage of development. The source of competition varies by locality and by type of service rendered, with competition coming from national and regional waste services companies, and numerous privately-owned firms of varying sizes and capabilities. Each of these competitors is able to provide one or more of the environmental services offered by us.

We believe our potential competitors are the large companies with comparable service offerings to ours, including Shenzhen Dongjiang Environmental Co., Ltd., Tianjin Hejia Veolia Environmental Service Co., Ltd., Hangzhou Dadi Environmental Protection Co., Ltd., and the Shanghai Solid Waste Disposal Center. These companies provide solid waste recycling services, recovery and treatment of waste materials, production and sale of recycled products, operation of environmental protection facilities through BOT projects and/or manufacture of environmental protection equipment. However, none of these companies currently operate in the Dalian area. We believe that our full service offerings in the industrial solid waste treatment and recycling, municipal sludge and sewage treatment and environmental equipment and engineering markets are very competitive with those of these larger competitors.

Within our principal market of Dalian and the surrounding areas of Liaoning Province, we believe we are the leader in our various areas of operation. We believe our longstanding relationship with the Dalian municipal government and 808 customers, about half of which are foreign multinational corporations, provides us with a distinct competitive advantage in this geographic market. Our main competitors in Liaoning Province are Liaoning Zhen Xing Ltd. and Liaoning Muchang Solid Waste Disposal Co., Ltd., companies focused primarily on solid waste disposal in Shenyang and the surrounding area. Within Dalian, our principal competitor is Dalian Pingan Environmental Protection, a smaller-capacity, private enterprise involved with the disposal of certain categories of hazardous waste.

The principal points of competition for all market participants are price, quality, reliability and scope of services, customer service and technical proficiency. Operating costs, disposal costs and collection fees vary throughout the geographic areas in which we operate. The fees we charge for waste treatment and sales of methane or recycled materials are either determined by the applicable BOT contract or determined through negotiations based on volume and weight, type of waste collected, treatment and transportation requirements, and risk of handling or disposal. We believe our comprehensive range of service offerings, technical expertise, established reputation/leadership and competitive pricing, provides us with a significant advantage over our competitors.

Our potential competitors must address certain barriers and issues in connection with entering the environmental services market in China, including (i) substantial capital investment in facilities and equipment; (ii) retention of qualified management; (iii) development of a loyal customer base and effectively servicing their waste treatment needs; and (iv) the procurement of government licenses and permits, especially for hazardous waste treatment.

Competitive Advantages

We believe that we possess significant competitive advantages over our competitors, including:

•
Strong Industry Reputation. With an operating history of over 20 years, we have established ourselves as the leading comprehensive waste management company in Liaoning Province and we enjoy a strong reputation for the quality of our services. Because of our expertise, Dalian government officials consult us on environmental protection regulatory matters. Furthermore, our Dagushan Expansion Project has been included as an authorized treatment center in the national centralized hazardous waste disposal facility plan established by the PRC National Development and Reform Commission. Our sewage and sludge treatment facility was voted the "Best Sewage Sludge Process Application of China" during the 2nd Water Specialist Conference held in Shanghai on August 31, 2010.  We believe our strong reputation will make us a preferred service provider for future BOT projects and other environmental service agreements.

•
Broad and Growing Customer Base.  In addition to serving the Dalian municipal government, we have a diverse customer base of 808 companies, including multinational companies such as Canon, Pfizer, Toshiba and Panasonic. Management anticipates that as additional large multinational enterprises establish operations in Liaoning Province, we will be their first choice to provide environmental services as we possess the advanced technologies to meet their specific waste management requirements.

•
Exclusivity and First Mover Advantage in Sludge Treatment.  Our sludge treatment plant in Dalian is the only sludge treatment plant in Liaoning Province and is operated pursuant to an exclusive 20 year BOT project. We intend to use our award winning sludge treatment facility as a model to expand into other municipal sludge treatment BOT projects and to promote the installation of our Lipp sludge treatment tanks in other cities.

•
Comprehensive Service Capabilities.  We provide a comprehensive range of services including solid waste treatment, waste collection and transportation, sludge and sewage treatment, environmental protection services, storage to landfill and on-site management.  Our service capabilities enable us to customize a package of services to meet the needs of the clients that we service.  We operate the only hazardous landfill in Dalian and operate our own fleet of vehicles to transport hazardous materials.

•
Strong research and development team.  We believe we have an exceptionally strong research and development team with highly skilled and experienced personnel that collaborates with top universities and research institutions in China, as well as international companies to develop the most advanced and efficient technologies in the industry.

•
Experienced Management. Our senior management has extensive experience in environmental protection. Mr. Jinqing Dong, our Chief Executive Officer, founded Dalian Dongtai in 1991, and has over 20 years of experience in the waste treatment industry.

Sales and Marketing

Companies operating in Dalian and surrounding areas must comply with stringent regulations regarding waste disposal imposed by the Dalian municipal government. As the largest and most comprehensive service provider of industrial solid waste treatment solutions in Liaoning Province, we are generally the most viable alternative for companies to help them dispose of waste materials. As a result, we have not had to focus significant resources on sales and marketing efforts. As we expand our services to other geographic markets, we anticipate that we will need to conduct substantial sales and marketing activities to gain customers and increase market share.

Growth Strategy

Our goal is to become the premier provider of a comprehensive environmental services and solutions in China. The main components of our growth strategy are to:

•
Increase Research and Development to Develop and Commercialize New Technologies.  We intend to increase our research and development efforts in order to capitalize on synergies and market opportunities. Through our significant research and development capabilities and collaborative partnerships, we can develop advanced technologies to expand the range of treatment services offered to our customers as well as open additional opportunities for our business.

•
Focus Core Business on Industrial Solid Waste Treatment.  To maintain our focus on our core business of industrial solid waste treatment in order to take advantage of the treatment demand created by growing industrialization in Liaoning and Hunan Provinces. We are constructing our Dagushan Expansion Project to increase our hazardous waste processing capacity in Dalian to 114,000 tons per year, and focusing on the development of our hazardous waste treatment center in Changsha, Hunan, and our industrial waste disposal and recycling facilities in the Coastal Industrial Base of Yingkou, Liaoning. By handling higher waste volume, we can increase utilization of our facilities and enhance our overall profitability.

•
Expand Sludge Treatment Services to Selected Markets. To expand our sludge treatment services into other geographic markets in China, including Guangdong Province, through joint ventures, BOT projects, consulting and technology licensing. By promoting our nationally recognized sludge treatment process, we will be able to capture market share and revenues from the growing market for industrial and municipal sludge treatment.

•
Expand Geographic Coverage of Existing Service Portfolio.  To penetrate other geographic markets in China through equity investments, joint ventures or BOT projects in the areas of industrial solid waste and sludge treatment. As the largest and most technologically advanced provider of waste treatment services in Dalian, we expect to expand our business into other major areas of Liaoning province where we currently do not have a presence, including the capital city of Shenyang.

•
Develop Ancillary Revenue Streams.  To invest and develop our other revenue generating sources including engineering and consulting services, the sale of methane, recycled materials and Lipp tanks. We expect a growing demand for such ancillary services and products as business volume across our main lines of operations increases.

Research and Development

We generally spend approximately 5% of our annual revenues on research and development activities as we consider research and development to be a critical factor to maintaining our competitive edge over our competitors. For each of the two years ended December 31, 2010 and 2009 we expended approximately $358,973 and $513,631, respectively, on research and development activities.

Our current research and development projects include:

•	Development of an advanced hydration process to dispose of oily sludge generated from oil refineries.

•	Development of an efficient process to treat degradable wastes, such as kitchen waste, which can increase the volume of methane generated from the treatment process, and, in turn, sales of methane.

Intellectual Property

We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness.

As of December 31, 2010, we hold eight patents registered in China covering waste disposal systems and techniques and sludge treatment applications.  In addition, we have three pending patent applications related to waste disposal and methane generation.

Status	Description	Patent Number	Expiry Date

Granted	The Disposal of Powdered Ink Waste from Copy Machines	ZL 01 1 27963.X	7/20/21

Granted	Consecutive Destructive Distillation Stove	ZL 200420069745.5	7/9/14

Granted	Plasma Fusion Pyrolysis Device	ZL 200420069742.1	7/9/14

Granted	The Disposal of Waste Catalyst	ZL 200410021093.2	1/20/24

Granted	Method and Equipment For High-Efficiency Solid-Liquid Separation Under High Pressure	ZL 200610046723.0	5/26/26

Granted	Equipment for High-Efficiency Solid-Liquid Separation Under High Pressure	ZL 200620091047.4	05/25/16

Granted	Sludge Separation Method under High Pressure	ZL 200810010197.1	01/21/28

Granted	Disposal System of Dehydrant Sludge	ZL 201020192022.X	05/11/20

In Application	New Type of Solid Recycling Fuel and Its Manufacturing Method	—	—

In Application	Hazard-free disposal of cathode tube	—	—

In Application	Purified System of Bio-gas	—	—

Under the PRC Patent Law, a patent is valid for a term of 20 years in the case of an invention and a term of 10 years in case of utility models and designs. Our registered patents are utility patents. Any use of a patent without consent or a proper license from the patent owner constitutes an infringement of patent rights. We cannot provide assurances that any patent applications filed by us will be approved in the future. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

We rely on unpatented technologies to protect the proprietary nature of our product and processing techniques. To that end, we require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. The confidentiality agreements include noncompetition and nonsolicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employee.

Industry Overview

Solid Waste Industry

The solid waste treatment industry in China currently is highly fragmented and in a very early-stage of development. The current market is primarily dominated by regional small-medium sized enterprises (SMEs), which account for approximately 90% of all environmental protection enterprises in the PRC. However, the technology and equipment utilized by SMEs are usually not very sophisticated. Only a few of those companies are involved in the industrial solid waste treatment business and there are currently no national players in that space.

The volume of solid waste generated by industrial companies is highly correlated with resource utilization rate, industrial production scale and consumption, and is expected to grow by over 10% per year according to the National Bureau of Statistics of China. In addition, according to estimates from the PRC Ministry of Environmental Protection, the production of industrial waste was approximately 1.34 billion tons in 2010, excluding approximately 13 million tons of hazardous industrial waste.

Solid Waste Market in Liaoning Province

Liaoning Province, where our primary operations are currently located, is in the midst of increased industrialization. Liaoning Province has a heavy industrial base with a broad group of companies engaged in the petrochemical, steel and iron, equipment engineering, shipbuilding, automobile making and pharmacy industries. The strong economic performance in Liaoning should facilitate rapid growth of our industrial solid waste business.

Major sources of industrial waste in the Dalian area include industrial enterprises, scientific research institutions and university laboratories. According to our internal research data, the total amount of solid waste the Company collected and disposed of in Dalian and surrounding areas grew from approximately 11,000 tons in 2001 to approximately 117,627 tons in 2010. Through our extensive solid waste treatment services, we believe we are well positioned to take a larger share of the growing solid waste treatment market in our principal market of Liaoning.

Wastewater Treatment Industry

China has very limited water resources with approximately 2,200 cubic meters per capita, which is only 25% of the world average according to a report by the United Nations. Water supply and demand has become an increasingly vital issue in China, especially the surging demand for clean water required for general and industrial usage. China has a very high rate of industrial water consumption, especially compared to that of developed nations, which offers many opportunities for water conservation and re-usage programs. China has experienced rapid economic growth and industrial expansion since the late 1970’s without too much regard for protecting its environment. Consequently, wastewater treatment and pollution control have recently become priority issues for the PRC government. In 2009, China discharged approximately 59 billion tons of wastewater, up 3.5% from 2008, and is expected to continue to grow to 79 billion tons by 2015, according to the PRC Ministry of Environmental Protection.

According to the PRC Ministry of Housing and Urban-Rural Development’s report dated June 11, 2010, as of March 2010 there were a total of 2,157 municipal wastewater treatment plants with a total daily treatment capacity reaching 109 million cubic meters. There were also 1,949 wastewater projects under construction, which were expected to add another 55 million cubic meters of treatment capacity. In the first quarter of 2010, the utilization rate of wastewater treatment plants in 36 major cities and counties in China was 82.2%, about 6% higher than the national average rate, with total processed volume of 2.93 billion cubic meters of wastewater, which reduced chemical oxygen demand discharge by 915,800 metric tons. By mandate from the State Council of China, 15 million cubic meters of additional wastewater treatment capacity was added by the end of 2010.

The escalating urbanization and industrialization trends in China today could further aggravate the problem. Despite new regulations and some improvement seen in recent years, clean water supply and sewage treatment remain crucial issues for the PRC central government. Water treatment is still a major problem for many cities in China and the success achieved in the past few years can easily be set back by continued rapid industrialization and urbanization. China’s wastewater treatment rate is still significantly below the rates commonly achieved in developed countries, while the treatment rate for municipal wastewater in China remains very low at 57.4%.

Sludge Treatment Industry

With China’s growing focus on wastewater treatment, there is a rising demand for sludge treatment as well, since sludge is the main terminal residue of wastewater treatment. In the next 10 years, there are expected to be thousands of wastewater treatment facilities located throughout China, which would increase the need for sludge treatment facilities. After processing, sludge can be used as raw material for fertilizer or new energy. Historically, however, most of the resulting sludge was not treated and thus caused secondary pollution. Wastewater and sludge treatment is a consistent process since without the utilization of sludge treatment, environmental benefits from wastewater treatment are greatly reduced. According to research by China Water Net, an online research organization focused on environmental protection, in 2009 a total of 20.05 million metric tons of sludge were discharged in the environment and is currently forecasted to grow to 23 million metric tons in 2010 and by approximately 15% annually thereafter. This creates an addressable market of approximately $28.8 billion in China, with municipal wastewater being the principal growth driver for the next few years as the total investment on sludge treatment facilities as of December 2010 is only 40% of that invested in existing wastewater treatment facilities.

Currently, the prevailing sludge treatment technologies are dehydrating and land filling. However, these methods are becoming outdated and more costly to implement. Another technology that was recently introduced in China from Europe is anaerobic fermentation, which is a series of processes in which microorganisms break down biodegradable material in the absence of oxygen. This offers a number of advantages, including reducing secondary pollution and producing a methane gas suitable for energy production. The Company utilizes anaerobic fermentation to dispose of municipal sludge and sells the resulting methane to the Dalian Gas Company.

Normally, net weight of dehydrated sludge accounts for approximately 0.6% of wastewater that is being processed. Currently, the China national standard “GB 24188-2009: Quality of sludge from municipal wastewater treatment plant” requires moisture content to be less than 80%, in addition to specific limitations on heavy metal content. In developed countries, however, the moisture content rate is generally substantially lower than 80%. Once the sludge has been treated, it can be recycled or disposed of using any of three methods: recycling to agriculture (land spreading), incineration or land filling.

Since the cost of sludge treatment is relatively high, historically there has not been much development in the sludge treatment market in China. However, following the recent regulation enforcement and the pressure of environmental protection, we expect this market to be a priority in the PRC’s upcoming 12th five-year plan.

According to the China Environmental Science Academy, sludge generated from sewage treatment plants throughout China will generate approximately 35 million tons of sludge per year by 2015. Only a few larger cities like Beijing, Shanghai and Guangzhou currently have sludge treatment facilities. As a result, we expect that there will be a surge in treatment demand for sludge and other degradable wastes within the next 10 years. Liaoning Province, for example, currently has 42 sewage treatment plants processing 4 million tons of wastewater every day, which are expected to generate 1 million tons of sludge per year in the aggregate (approximately 2,800 tons per day). However, there is currently only one sludge treatment plant in Liaoning Province, which is operated by the Company and has a daily capacity of 600 tons. In addition, Dalian Lipp, which targets degradable organic waste treatment market, is well positioned to capture additional opportunities in the sewage sludge treatment market, as well as the treatment of organic waste like kitchen waste and animal waste.

Since landfill and composting are not eco-friendly and have relatively high costs, we view these technologies as outdated. As a result, we believe anaerobic fermentation is becoming the most attractive and beneficial method for processing sludge.

Sludge Equipment and Engineering Services Industry

Sludge is an end product of the wastewater treatment process. Due to the increased construction of wastewater treatment plants in China triggered by the economic stimulus plan in 2009, the increase of sewage sludge will pose a rising threat to environmental conservation in China. To address the concern, the PRC Ministry of Environmental Protection has placed an increased emphasis on sludge treatment throughout China. The PRC central government has determined to increase the urban sewage treatment rate to 60% by 2010, when it is expected that the sewage treatment plants in China will collectively generate approximately 30 million tons of sludge per year, which should undoubtedly create a significant market for sewage sludge treatment in China. Through Dalian Lipp, we plan to market Lipp tanks and ancillary services to the growing sludge treatment market, including markets for degradable organic waste, such as kitchen waste and animal waste.

Government Regulation

We are subject to China’s national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations governing landfills, and air, water, and noise pollution and establishing pollutant discharge standards for wastewater.

Furthermore, on July 1, 2004, the PRC central government adopted the Measures for the Administration of Permit for Operation of Dangerous Wastes (the “Measures”). The Measures are intended to strengthen supervision and administration of activities relating to the collection, storage and disposal of dangerous wastes, and preventing dangerous wastes from polluting the environment.

Both the PRC Ministry of Environment Protection and local bureaus of environmental protection license and regulate companies engaged in waste disposal and treatment in China. The requirements for licensing have become more stringent, with applicants having to demonstrate a sufficient operating history and a number of professional technicians, as well as to comply with national and local environmental standards. The licensing process is also very time consuming and requires lengthy lead times.

Permits and Certifications

Companies operating in the solid waste processing industry in China are subject to stringent licensing and certification requirements on the national and provincial levels, including a mandatory three years industry experience for company management, transportation capabilities that comply with legal and environmental requirements and technical processes and technologies that are compliant with regulations on handling hazardous wastes. Our principal operating subsidiary, Dalian Dongtai, has been awarded an Environmental Protection Facility Operation License by the PRC Ministry of Environmental Protection. In addition, pursuant to the Measures, Dalian Dongtai has received a Permit for the Operation of Dangerous Wastes by the Liaoning provincial Bureau of Environmental Protection. Pursuant to such licenses, we are authorized for a term of three years to collect and process industrial waste in Dalian and the surrounding areas of Liaoning Province. Licenses can be renewed upon application to the PRC Ministry of Environmental Protection containing qualifying information on financial statements, operating history, verifications of technically trained staff, and research and development capabilities.

As of December 31, 2010, the Company believes that it is in material compliance with all applicable licensing and certification requirements relating to its business operations. However, there is no assurance that the central or provincial governments will not adopt new regulations or licensing requirements that will make it more difficult for the Company to operate in the environmental protection industry.

Employees

As of December 31, 2010, we had a total of 570 full-time employees. None of our employees are under collective bargaining agreements. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in retaining our employees or recruiting staff for our operations.

As part of our commitment to employee safety and quality customer service, we have an extensive training program and a certified staff to handle hazardous materials. We adhere to a risk management policy designed to reduce the likelihood of accidents and potential liabilities to us and to our customers. In addition, our property insurance provides limited coverage against pollution liability caused by our daily operations.

Organizational History

We were originally incorporated as a Delaware corporation in 1987 under the name of Egan Systems, Inc. In 1987, we acquired ENVYR Corporation as a wholly owned subsidiary and established our headquarters in Raleigh, North Carolina. From 1987 to 2003, we were primarily engaged in the business of developing, selling and supporting computer software products, particularly products related to the COBOL computer language.

In 2003, we acquired mining claims from Goldtech Mining Corporation, a Washington corporation, and in connection with the acquisitions, we changed our name to Goldtech Mining Corporation and re-domiciled to the State of Nevada.

We operated in two lines of business, mining properties and computer software until September 2004 when we sold our computer business.  In September 2005, we ceased mining operations.

In 2005, we acquired a 90% indirect ownership interest (through a wholly owned Delaware subsidiary known as Dontech Waste Services Inc., which was originally known as Dalian Acquisition Corp.) in Dalian Dongtai, a waste services business in the PRC, in a reverse merger transaction. Dalian Dongtai was formed on January 9, 1991 as a limited liability company under the laws of the PRC.

As a result of the reverse merger, Dalian Dongtai became a joint venture with foreign investment under the laws of the PRC. The formation of the joint venture was approved by the Dalian Industry and Commerce Bureau, and the term of the joint venture is 12 years.

In March 2009, Dontech Waste Services Inc. was merged with and into the Company and Dalian Dongtai became an indirect 90%-owned subsidiary of China Industrial Waste Management, Inc.

ITEM 1A.	RISK FACTORS

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by forward-looking statements. Factors that could cause actual results to differ from those projected, include, but are not limited to, those described below. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change. You should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.

Risks Related to our Business

Our failure to effectively compete in the industrial solid waste market may have a material adverse effect on our growth prospects and our ability to generate revenue.

We compete primarily on the basis of our ability to secure contracts with industrial companies, and local government entities in Dalian, China and surrounding areas for solid waste processing and disposal or for the purchase by us of waste material which we recycle. We enter into one-year contracts with our solid waste customers that are renewable on an annual basis. There can be no assurance that we will be able to execute such contracts with customers in new areas as we attempt to expand or that our competitors will negotiate more favorable arrangements with our current customers. We expect that we will be required to continue to invest in building waste treatment and disposal infrastructure.

Our competitors include both domestic companies and international companies operating in the waste treatment and disposal industry in China. Some of these competitors have significantly greater financial and marketing resources and name recognition than we have. As the Chinese government continues to allocate funds to be spent in our industry, more domestic and international competitors may enter the market. We believe that the Chinese market for our services is subject to intense regional competition, with a relatively limited number of large competitors. While we effectively compete in our primary market of Dalian and surrounding areas of Liaoning Province, our competitors occupy a substantial competitive position in other geographic markets into which we plan to expand. If the Chinese government continues to emphasize spending on environmental protection and continues to allocate funds to our industry, the number of our competitors throughout China will likely increase, so we cannot assure you that we will be able to compete successfully against any new or existing competitors, or against any new technologies our competitors may implement.  All of these competitive factors could have a material adverse effect on our revenues, profitability and growth prospects.

We rely on our governmental permits and certifications to operate our business, the loss of any of which would have a material adverse impact on our business.

Only those companies that have been granted operating licenses issued by the PRC central and local governments are permitted to engage in the industrial waste treatment and disposal business in China. Our Dagushan expansion project has been listed as one of the 55 authorized centers in the Hazardous Waste and Medical Waste Treatment Facility Construction Program approved by National Development and Reform Commission. The central and local governments of the PRC impose strict requirements on companies regarding the technology which must be employed and the qualifications and training of management employees which must be maintained. While we possess the necessary permits and certifications to operate our business, the central government or Liaoning provincial government could determine at any time that we are not in compliance with certain technological or management requirements and revoke or suspend our permits to engage in the industrial waste business. If this were to occur, we cannot assure you that we can renew or obtain the necessary permits and certifications in a timely manner, or at all. As a result, the termination or suspension of our licenses to operate would have a material adverse impact on our revenue and business.

If we fail to introduce new products or services or our existing products and services do not meet the requirements of our customers, we may not gain or may lose market share.

Our continued growth is dependent upon our ability to generate increased revenue from our existing customers, obtain new customers and raise capital from outside sources. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of additional facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. We anticipate that the total funding requirement that we will require to finance the construction and installation of additional facilities, including our Dagushan Expansion Project, and to obtain additional equipment for us to accommodate a sharp increase in demand for waste management services and comply with more stringent regulatory criteria in environmental management, as well as to strengthen our presence outside of Dalian, China, through investment and/or acquisition, is approximately RMB28 million (approximately $4.3 million). We anticipate that such funding will be provided through a variety of sources including bank loans, equity financing and net cash flow generated from operations.

We expect to seek participation in additional BOT sludge treatment projects or form joint ventures for such projects, although no such projects have been identified by us at this time. In the future we may be unable to obtain the necessary financing for our capital requirements on a timely basis and on acceptable terms, which may prevent or delay the expansion of our service offerings. Our failure to provide new products or services may prevent us from retaining customers or gaining new customers, which may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including, our financial condition and results of operations; the condition of the PRC economy and the industrial waste treatment industry in PRC, and conditions in relevant financial markets in the United States, PRC and elsewhere in the world.

The rapid expansion of our business could strain our resources and adversely affect our ability to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an efficient fashion. We may face challenges in managing our industrial waste treatment and disposal business over an expanded geographical area as well as managing expanded service offerings, including, among other things, sludge treatment services. In addition, we may encounter difficulties in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

If we are unable to successfully complete and integrate our service offerings in new geographic areas in a timely manner, our growth strategy could be adversely impacted.

An important element of our growth strategy is expected to be the expansion of our existing service portfolio, including industrial solid waste, sewage and sludge treatment services, to other geographic markets outside of Dalian, China. However, integrating businesses involves a number of specific risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining the employees of acquired businesses, accounting issues that arise in connection with acquisitions, challenges in retaining customers, and potential adverse short-term effects on operating results. In addition, we may incur debt to finance future operational locations, and we may issue securities in connection with future operational locations that may dilute the holdings of our current or future stockholders. If we are unable to successfully complete and integrate new operational locations in a timely manner, our business, growth strategy and financial results could be materially and adversely impacted.

Our waste treatment operations can be hazardous and may subject us to civil liabilities as a result of hazards posed by such operations.

Our operations are subject to potential hazards incident to the gathering, processing and storage of industrial hazardous waste such as explosions, product spills, leaks, emissions and fires. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of operations at the affected facility. Consequently, we may face civil liabilities in the ordinary course of our business. As the environmental protection industry in China is in its developing stage, there is no comprehensive insurance available to cover environmental liabilities. At present, our property insurance provides limited coverage on certain environmental liabilities caused by our ordinary business operations. Although we have not historically faced any civil liabilities in the ordinary course of our waste treatment operations, there is no assurance that we will not face such liabilities in the future. If such liabilities occur in the future, they may have a material adverse effect on our results of operations, financial condition and business prospects.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations and have a material adverse effect on our financial condition, operating results and growth prospects.

Our success to date has been largely due to the contributions of our current management team, especially Mr. Dong Jinqing, our Chief Executive Officer. The continued success of our business is very much dependent on the experience of the members of our management team and the goodwill that they have developed in the industry to date. As a result, our continued success is dependent, to a large extent, on our ability to retain the services of our management team and key personnel. The loss of the services of any of our management team or key personnel due to resignation, retirement, illness or otherwise without suitable replacement or the inability to attract and retain qualified personnel would have a material adverse effect our operations and may reduce our profitability and the return on your investment. We do not currently maintain key man insurance covering our key personnel.

If we fail to adequately protect or enforce our intellectual property rights, we may be exposed to intellectual property infringement and the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We currently hold eight registered patents in the PRC and have three patent applications that are pending approval, which may take up to two years. However, we cannot assure you such patents will be issued, or that existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantage.

If we need to initiate litigation or administrative proceedings to protect our intellectual property rights, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation which may cause us to lose our competitive edge and adversely affect our business and profitability.

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

A significant portion of our revenues is dependent on the performance of the customers of our industrial solid waste treatment business.  If we were to become dependent on a few customers for solid waste, such dependency could have a material adverse effect on our business, operating results and financial condition.

We rely on Chinese and foreign companies for the timely delivery of solid waste for us to treat and generate service fees, as well as supply us with the waste materials necessary for us to produce recycled materials for sale. As a result, our industrial solid waste treatment business is influenced by the volume of waste generated from our customers. For the year ended December 31, 2010 and 2009, our 10 largest solid waste disposal customers accounted for approximately 30% and 23%, respectively, of our total revenues for such periods. However, no single customer accounted for more than 10% of our service fees generated in 2010. Should any of our solid waste disposal customers fail to deliver such waste materials to us regularly, and if we are unable to source these materials from alternative suppliers on a timely basis, our operations, revenue and profitability could be materially and adversely affected.

The products we sell are exposed to market volatility, which may adversely affect our business, results of operations and profitability.

Some of the recycled materials and methane we sell are subject to market price volatility. Changes in our selling price for methane in particular can be affected by changes in natural gas prices, while recycled metals and cupric sulfate prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, our sales of cupric sulfate, recycled materials and waste catalyst may be subject to volatility, principally as a result of general economic activity and related waste generation. Volatility with respect to all of these sources of revenues could adversely impact our revenues, profitability and results of operations.

We are subject to investment risks relating to the management of BOT (Build-Operate-Transfer) projects.

We operate our sewage and sludge treatment facilities pursuant to BOT contracts with the Dalian municipal government. Such BOT projects are awarded to winning bidders who must finance the construction of the project in exchange for the exclusive right to operate the facility and charge service fees for a fixed term of 20 to 25 years. As a result, BOT projects require high up-front capital expenditures by winning bidders. Our returns from our BOT projects are derived from quarterly service fees paid by the Dalian municipal government, which we expect to generate a steady and recurring source of income for us over a sustained period of time. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects and, therefore, the projected revenue stream that they create. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize. In addition, our lack of experience in administering BOT projects may adversely impact our ability to successfully manage future BOT projects we undertake outside of Dalian.

BOT projects that we may be awarded could be adversely affected by cost overruns, project delays and/or incorrect estimation of project costs.

As any future BOT projects we may be awarded will require us to incur high up-front expenditures, it is important that we manage such projects efficiently in terms of time, procurement of materials and allocation of resources. If our initial cost estimates are incorrect or delays occur in a project resulting in cost overruns, the profitability of that project will be adversely affected. Cost overruns due to additional rectification work and delays in completion of projects or delivery of sewage or sludge would adversely affect our profitability. We may also face potential liability from legal suits brought against us by our government customers for causing loss due to any delay in completing a project. In addition, we may also face potential liability from legal suits brought against us by our customers who have suffered loss due to such mismanagement or mistakes. This would also adversely affect our profitability and financial position.

Substantially all of our business operations are concentrated in Dalian and surrounding areas, and expose us to regional economic or market declines.

Substantially all of our revenues are generated from our facilities located in Dalian, China. Our current customer base is comprised of the Dalian municipal government and over 800 companies located in Dalian and surrounding areas. As a result, any adverse economic developments in Dalian could affect regional waste generation rates and demand for waste disposal services provided by us. In addition, adverse market developments caused by increased waste disposal capacity from our competitors in this region could adversely affect waste disposal pricing. While one of our main growth strategies is to expand into other geographic markets in China, the occurrence of any adverse economic developments in Dalian and surrounding areas could have a material adverse effect on our business, financial condition and growth prospects.

We are subject to risks relating to expanding into other geographic markets in China outside of our principal market of Dalian.

To take advantage of industrialization outside of Dalian and to expand our service offerings to other geographic markets, we established a subsidiary in Yingkou City, one of a group of cities in the Coastal Industrial Base (the "Base") of Liaoning Province. Through this subsidiary, we plan to engage in the recycling and disposal of industrial waste, production and sale of recycled products, treatment of environmental pollution and sales of non-hazardous chemical products. We intend to build and operate waste treatment facilities gradually as the Base develops as a commercial zone. In addition, we acquired a majority equity interest in Hunan Hanyang, a waste treatment company, which has been awarded a 25 year BOT contract to construct and operate a hazardous waste treatment center in Changsha City, Hunan Province.

Expansion into new geographic markets will require us to comply with rules and regulations of the applicable local government, and to address certain business issues particular to each market. For example, although there is increased industrialization in Yingkou City, there is no guarantee that a large number of companies will relocate to the Base or if they do, if they will be operating immediately and generating waste products. As a result, there may be a significant period of time before any facility that we construct at the Base develops a consistent revenue stream. With respect to the planned waste treatment center in Changsha, construction has not commenced as we are preparing the relocation of local residents away from the proposed facility and negotiating compensation associated with the relocation. Accordingly, any delays or interruptions in implementing our expansion strategy or our business operations outside of Dalian may have a material adverse effect on our growth prospects, profitability and financial condition.

Relaxed enforcement of PRC environmental laws and governmental approvals and non-compliance by new and existing customers could have an adverse effect on our business, financial condition and growth prospects.

Companies operating in the waste treatment and disposal industry are subject to China’s national Environmental Protection Law as well as a number of other national and local laws and regulations governing air, water, noise pollution and establishing pollutant discharge standards. In addition, such companies are subject to stringent licensing and certification requirements imposed by the PRC Ministry of Environmental Protection and the provincial environmental bureaus, which has created high barriers to entry for potential market participants.  However, the urbanization and industrialization from China’s rapid economic growth has created an increased need for waste treatment services from solid waste disposal to sewage and sludge treatment. In order to help meet the demand for such services, the central government may not strictly enforce the compliance with environmental laws and relax certain conditions to gaining governmental licensing and approvals.  If such an event were to occur, there would be more competitors to our various business operations and customers may turn to less expensive competitors for their waste disposal needs, which in turn, would have an adverse effect on our business, financial condition and grow prospects.

Risks Related to Doing Business in the PRC

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers like us. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our operations and financial condition, and business prospects.

A slowdown or other adverse developments in the PRC economy or other major economies all over the world may have a material adverse effect on our customers, demand for our services and our business.

All of our revenues are generated in the PRC where all of our business operations are conducted. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. Moreover, China enjoys an export-oriented economy and it relies on external demand. The industrial waste treatment industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products and services. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC or other major economies all over the world may materially reduce the demand for our products and services, which could have a material adverse effect on our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth, which may have an adverse effect on our business operations and financial condition.

Our PRC subsidiaries are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our operating subsidiaries in China. As a result, we rely primarily on dividend payments from our Chinese subsidiaries. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other payments. If we or our PRC subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

Recent regulations promulgated by the PRC State Administration of Foreign Exchange, or SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law. Our PRC shareholders are currently in compliance with applicable SAFE regulations.

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

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and directors or to enforce a judgment of a United States court against us or our officers and directors in the PRC.

All of our directors and officers reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.

Since the adoption of the “open door policy” in 1978 and the “socialist market economy” in 1993, the PRC government has been reforming and is expected to continue to reform its economic and political systems. Any changes in the political and economic policy of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may in turn adversely affect our financial performance. While the current policy of the PRC government seems to be one of imposing economic reform policies to encourage foreign investments and greater economic decentralization, there is no assurance that such a policy will continue to prevail in the future.

While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, including the manufacturing output of our customers, which, in turn, could adversely affect our results of operations, financial condition and business prospects.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

We are required to comply with the China’s anti-corruption laws and the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

We do not have business interruption, litigation or natural disaster insurance.

The insurance industry in China is still at an early state of development. In particular PRC insurance companies offer limited business products. As a result, we do not have any business liability, disruption insurance or any other forms of insurance coverage for our operations in China. Any business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources. At present, we carry property insurance that provides limited coverage for environmental liabilities incurred during the ordinary course of business and damage to our assets.

Risks Related to Our Common Stock

Shares of our common stock lack a significant trading market.

Our common stock is quoted on the OTCQB of the OTC market, under the symbol “CIWT”. This market tends to be highly illiquid.  There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTCQB as opposed to securities that trade on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the PRC stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 66.7% of our common stock. Mr. Jinqing Dong, our Chairman, President and Chief Executive Officer, beneficially owns 9,625,678 shares (approximately 62.8%) of our common stock. As a result, Mr. Dong is and will continue to be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Mr. Dong’s interests may differ from other stockholders. Additional information relating to the beneficial ownership of our securities is contained elsewhere in this report under “Security Ownership of Certain Beneficial Owners and Management.”

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our Chinese operating subsidiaries. In addition, our Chinese operating subsidiaries, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

If our common stock becomes a “Penny Stock” under rules of the SEC, transactions in our common stock will become cumbersome and may reduce the value of an investment in our common stock.

The Exchange Act, as amended, includes rules relating to “penny stock” which apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.

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

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional debt or equity financing to fund future capital expenditures. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;
•	increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all, which could limit our ability to expand our business operations and could adversely affective our overall business prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

The following table describes improved properties used by the Company in connection with its businesses operations in the People’s Republic of China:

Address	Function	Area (square meters)	Nature of Interest
No.1, Huaihe West Road, Dalian Development Area	Office building , electronic waste disposal workshop and warehouse	4,074	Owned

No.1-1, Huaihe West Third Road, Dalian Development Area	Warehouse and workshop	1,958	Owned

No. 100, Tieshan West Road, Dalian Development Area	Warehouse, Industrial effluent treatment station	1,941	Owned

No.6, Haiqing Island, Dalian Development Area	Office building, and hazardous waste landfill	899	Owned

Qianguan Village, Ganjingzi District, Dalian	Ordinary waste landfill	N/A	Lease

Room 1708&1709, Rainbow Building, No.23, Renmin Road, Zhongshan District. Dalian	Office	284	Lease (1)

Xiajiahezi Villiage, Ganjingzi District, Dalia	Office building, sewage and sludge processing plant	7,432	Owned

Dalian Huayuankou Industrial Zone	Office building, and waste catalyst recycling plant	22,789	Owned

No. 118, Wanjiali Road, Changsha	Office	95	Lease

(1) These properties are owned by Dalian Bofa Chemical Material Co., Ltd., which is a related party, and the use is provided to the Company without charge.

The following table describes land used by the Company in connection with its business operations. The Company acquires land use rights by either compensatory transfer or government assignment. A compensatory transfer refers to situations in which the local government designates a specified area of State-owned land under stipulated terms and conditions (such as the duration of the transfer period and the nature of usage of the land) for development and operation by the transferee of the land use rights, for which the transferee is required to pay a transfer fee for the right to use the land. In a government assignment, the local government assigns a specified area of State-owned land under stipulated terms and conditions (such as the nature of usage of the land) for development and operation by the transferee of the land use right, for which the transferee is not required to pay compensation, and in connection with which, no transfer period is stipulated. In both compensatory transfers and government assignments, ownership of the land remains vested in the People’s Republic of China.

Address	Area (square meters)	Means of acquisition	Land Use Start Date	Land Use Expiry Date	Status
No.1, Huaihe West Road, Dalian Development Area	8,433	Compensatory transfer	01/01/ 2003	01/01/ 2053	Mortgaged

No. 100, Tieshan West Road, Dalian Development Area	6,784	Compensatory transfer	01/01/ 2003	01/01/ 2053	Mortgaged

No.1-1, Huaihe West Third Road, Dalian Development Area	1,841	Compensatory transfer	04/14/ 2003	04/13/ 2053	Mortgaged

No.6, Haiqing Island, Dalian Development Area	10,500	Government assignment	N/A	N/A	Unmortgaged

No. 85, Dagu Hill, Dalian Development Area	61,535	Compensatory transfer	07/28/ 2003	07/27/ 2053	Mortgaged

Dalian Huayuankou Industrial Zone	56,397	Compensatory transfer	06/06/ 2007	06/06/ 2057	Mortgaged

Xiajiahezi Villiage, Ganjingzi District, Dalian	29,572,	Government assignment	N/A	N/A	Unmortgaged
Xiajiahezi Villiage, Ganjingzi District, Dalian	1,941	Government assignment	N/A	N/A	Unmortgaged

Xiajiahezi Villiage, Ganjingzi District, Dalian	24,740	Government assignment	N/A	N/A	Unmortgaged

Yingkou Coastal Industrial Base	25,000	Compensatory transfer	03/24/ 2010	12/23/ 2056	Unmortgaged

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, from time to time, we may become party to various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result may be detrimental to our operations, our financial condition and/or our results of operations.

ITEM 4.	(REMOVED AND RESERVED.)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

The Company's common stock is currently quoted on the OTCQB of the OTC Market under the trading symbol “CIWT”.

The following table sets forth the high and low prices of the Company’s common stock, as reported by OTC Bulletin Board for each quarter since January 1, 2009. All information has been adjusted to reflect a 1 for 100 share reverse stock split which occurred on May 12, 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

March 31, 2009	$1.90	$0.51
June 30, 2009	$2.28	$0.51
September 30, 2009	$1.87	$1.46
December 31, 2010	$2.54	$1.40
March 31, 2010	$3.42	$2.14
June 30, 2010	$2.78	$1.01
September 30, 2010	$1.90	$1.01
December 31, 2010	$1.70	$0

As of April 11, 2011 there were 15,336,535 shares of our common stock issued and outstanding, and there were approximately 253 holders of record of our outstanding shares. The number of record holders was determined from the records of our transfer agent, Interwest Transfer Co., Inc., and does not include beneficial holders of our common stock in street name.

Dividend Policy

The payment of dividends, if any, is to be within the discretion of the Company’s Board of Directors and will be contingent upon the Company’s revenues and earnings, capital requirements, financial condition and the ability of our Chinese operating subsidiary, Dalian Dongtai, to obtain approval to get monies out of the PRC. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

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

This Annual Report contains forward-looking statements within the meaning of federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “may”, “will”, “should”, “anticipate,” “expect,” “intend,” “plan,” “believe,” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements are based on the current expectations of management and are subject to certain risks, uncertainties and assumptions, including those described elsewhere in this report under “Risk Factors.” In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on these forward-looking statements.

Any forward-looking statements speak only as of the date on which they are made and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Investors are advised to refer to the information in our filings with the Securities and Exchange Commission, in which we discuss in greater detail various important factors that could cause actual results to differ from expected or historic results. Further, the information about our intentions contained in this report is a statement of our intention as of the date of this report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

The “Company”, “we,” “us,” and “our” and similar words refer to China Industrial Waste Management, Inc., and its direct and indirect, wholly-owned and partially-owned subsidiaries. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and “Renminbi” are to the currency of the PRC or China.

OVERVIEW

We are a leading provider of comprehensive environmental services and solutions in northeastern China. We currently have two primary areas of business. In our Industrial Solid Waste Treatment and Recycling business, we collect, store, treat, dispose and recycle industrial solid waste. In our Sludge and Sewage Treatment business, we are licensed to treat municipal sewage generated from a designated portion of Dalian, China, as well as treat the sludge resulting from the processing of sewage routed to us from 14 sewage treatment facilities located in Dalian and surrounding areas. In addition, we recently began to offer environmental equipment supply and engineering services, which are not yet a significant contributor to our revenues, but represent an important part of our growth strategy. We believe we are the largest and most technologically advanced provider of environmental services in our principal geographic market of Liaoning Province.

We are headquartered in Dalian, a city with a population of over 7 million located at the tip of the Liaodong Peninsula that serves as a large trading, industrial and financial center in northeastern China. As of December 31, 2010, we provided services to 808 customers located in Dalian, including Chinese and foreign companies, and the Dalian municipal government. In addition, under our Build-Operate-Transfer (BOT) contracts with the Dalian municipal government, we operate one of eight sewage treatment facilities currently operating in Dalian and the only sludge treatment facility in Dalian, which was the first BOT project to implement centralized municipal sludge treatment in China.

We generate revenues from, (i) service fees for industrial solid waste, sewage and sludge treatment services and (ii) sales of recycled materials, including cupric sulfate, as well as metals and methane derived from sludge treatment. During the fiscal years ended December 31, 2010 and 2009, our revenues were approximately $21.8 million and $10.6 million, respectively, and our net income for the year was approximately $5.0 million and $2.0 million, respectively, for such periods. All of our sales for these periods were in the People’s Republic of China, or PRC.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Revenues	$21,775,733	$10,561,470
Cost of revenues	9,171,165	4,185,699
Gross profit	12,604,568	6,375,771
Selling expenses, General and administrative expenses	5,791,912	5,131,745
Income from operations	6,812,656	1,244,026
Net income before tax provision	5,715,788	1,931,606
Net income for the year	$5,022,331	$1,981,582

Revenues

We generate revenue primarily from two sources, (i) service fees paid by solid waste customers for solid waste collection, transfer, recycling and disposal services and service fees paid by the Dalian government for sludge and sewage treatment services, and (ii) sales of recycled commodities, cupric sulfate and sales of methane derived from anaerobic fermentation of sludge. We consider our solid waste collection and disposal operations and reclamation of reusable substances as our core business.

Total revenue for the year ended December 31, 2010 was $21,775,733, an increase of $11,214,263, or 106%, as compared to $10,561,470 for the year ended December 31, 2009. The increase in revenue is mainly attributable to (i) the increased demand for waste disposal services from our customers as their productivity rebounded from 2009 recessionary levels, (ii) the addition of new customers in fiscal year 2010, (iii) the addition of service fees generated by our sludge treatment plant that commenced operations in 2010, and (iiii) revenues generated from our waste disposal operations in connection with the June 2010 oil spill in Dalian.

	Years Ended December 31,
	2010	2009
Service Fees from:
Solid waste	$11,671,059	$5,905,519
Sewage processing	966,030	1,023,321
Sludge processing	2,233,763	-
Total Service Fees	14,870,852	6,928,840
Sales of
Recycled materials (1)	5,652,416	3,632,630
Methane (2)	1,252,465	-
Total Sales of Recycled Commodities	6,904,881	3,632,630
Total Sales	$21,775,733	$10,561,470

Notes:
(1) We process recovered products and convert them into cupric sulfate and other materials, such as waste metal and waste plastic, that can be reused after sorting or treatment.
(2) Represents methane derived from sludge treated via anaerobic fermentation in our sludge treatment plant.

Service fee revenue for the year ended December 31, 2010 were $14,870,852, which accounted for 68% of total revenues, an increase of $7,942,012, or 115%, over service fees of $6,928,840 for the year ended December 31, 2009. Service fees accounted for 66% of our total revenue for the year ended December 31, 2009.

Sales of recycled commodities (including cupric sulfate) for the year ended December 31, 2010 were $6,904,881, which accounted for 32% of our total revenues, an increase of $3,272,251, or 90%, from revenues of $3,632,630 for the year ended December 31, 2009, which accounted for 34% of our revenues for such period. The sharp increase in sales of recycled commodities was due to the significantly higher sales volume and selling price. The average selling price of cupric sulfate was approximately $1,723 per ton in 2010 as compared to $1,285 per ton in 2009, a 34% increase in average unit price. In addition, in 2010, revenues from the sale of methane generated $1,252,465 whereas there were no sales of methane gas in 2009.

Cost of Revenues

Costs of revenues is primarily comprised of labor expenses (salaries, benefits, insurance and other benefits), depreciation, materials, transportation costs, rent, repair costs and other sundry expenses. Costs of revenues increased by $4,985,466 from $4,185,699 for the year ended December 31, 2009 to $9,171,165 for the year ended December 31, 2010.

	Years Ended December 31,
	2010	2009
Cost of Service Fees
Solid waste	$2,946,896	$1,403,358
Sewage water	607,057	477,405
Sludge processing	1,572,418	-
Total Cost of Service Fees	5,126,371	1,880,763
Cost of Recycled Commodities
Solid waste	3,411,568	2,304,936
Methane	633,226	-
Total Cost of Recycled Commodities	4,044,794	2,304,936
Total Cost	$9,171,165	$4,185,699

Costs related to providing solid waste, sewage and sludge treatment services increased by $3,245,608 from $1,880,763 for the year ended December 31, 2009 to $5,126,371 for the year ended December 31, 2010. This increase is attributed primarily to the increase in cost associated with industrial solid waste which is in line with the increased volume of solid waste we disposed. The increase also attributed to the additional cost incurred from our sludge treatment plant which was not operational in 2009.

Costs related to producing recycled waste products (including cupric sulfate and other recycled commodities) increased by $1,739,858 from $2,304,936 for the year ended December 31, 2010 to $4,044,794 for the year ended December 31, 2010, representing an increase of 75%.  The increase is mainly due to the increased sales of recycled commodities.

Gross Profit Margin

The gross profit margin for the year ended December 31, 2010 was approximately 58% as compared to approximately 60% for the year ended December 31, 2009. The primary reason for the 2% decrease in the Company’s gross profit margin is attributable to the addition of our sludge treatment plant in 2010, which is currently not operating at its full processing capacity. The gross profit margin of sludge treatment business is lower than that of solid waste treatment. We believe that such fluctuations do not necessarily indicate a fixed trend that will adversely affect the Company’s long-term profitability.

Operating Expenses

Our selling, general and administrative expenses consist primarily of salaries, freight charges, labor cost, and labor protection expenses.

	Years Ended December 31,
	2010	2009
Selling expenses	$890,585	$501,0800
R&D expenses	358,973	513,631
General and administrative expenses	4,542,354	4,117,034
Total operating expenses	$5,791,912	$5,131,745

Total operating expenses for the year ended December 31, 2010 was $5,791,912 which represents an increase of $660,167, or 13%, from $5,131,745 for the year ended December 31, 2009. General and administrative expenses (“G&A expense”) increased by $425,320, or 10%, for the year ended December 31, 2010 as compared to G&A expense for the year ended December 31, 2009. The selling expenses increased by $389,505, or 78%, to $890,585 for the year ended December 31, 2010 as compared to $501,080 for the year ended December 31, 2009. The significant increase in selling expenses for the year ended December 31, 2010 was primarily due to the increase in salaries by $46,687, increase in transportation expenses by $111,603 due to the rise in gasoline prices, and the increase in labor cost and labor protection expenses by $138,257.

Net Income

Net income for the year ended December 31, 2010 was $5,022,331, representing an increase of $3,040,749, or 153%, as compared to net income of $1,981,582 for the year ended December 31, 2009. The increase was mainly attributable to the sharp increase in revenues compared to last year.

Interest Expenses

The interest expense related to bank borrowings is $1,007,378 and $165,432 for the year ended December 31, 2010 and 2009, respectively. The increase is $841,946, or 509%, compared to last year. The significant increase is due to additional interest expense incurred from long-term and short-term borrowing. As in 2009, the interest expense incurred regarding the construction of Dongtai Organic was capitalized.

Income Taxes

The income taxes increased by $743,433, as compared to the negative amount of $49,976 in 2009. The increase is mainly due to the reasons that: (i) the profit before tax increased by approximately 200% which incurred more income taxes than last year; (ii) The applicable enterprise income tax rate for our major income source (Subsidiary: Dalian Dongtai) increased from 10% in 2009 to 11% in 2010; (iii) The less deferred sales and inter-company transactions caused less deferred tax recognized.

Government Subsidies

In the year ended December 31, 2010, we received subsidies from various PRC governmental bureaus in the aggregate amount of $5,209,645, as compared to subsidies of $1,392,514 received in the year ended December 31, 2009. Major government subsidies we received in 2010 are itemized as follows:

•	Approximately $1,363,636 from the PRC central government to support the construction of our Dagushan Expansion Project.
•	Approximately $3,181,818 from the PRC central government to support the construction of our Hunan Hanyang Project in Changsha, Hunan Province.
•	Approximately $285,758 from the Dalian municipal government, to be used to purchase production machinery for our waste catalyst and reuse operations.
•	Approximately $325,758 from the Dalian municipal government, to be used to purchase production machinery for our sludge treatment operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had a working capital surplus of $6,747,904 as compared to surplus of $1,658,294 as of December 31, 2009. The improvement primarily resulted from increased current assets such as accounts receivable, inventory and advances to supplies and decreased current liabilities such as short-term loans, deferred sales and construction projects.

On an on-going basis, we identify and plan our needs for liquidity and capital resources to fund our planned ongoing construction of the Dagushan Expansion Project and day-to-day business operations. In addition to working capital to support our ordinary course of business, we will also require funds for the construction and upgrading of crucial facilities, acquisition of assets and/or equity, and repayment of debt.

We expect our pending projects such as the Dagushan Expansion Project with the Dalian government will require us to invest an aggregate of approximately $4.3 million in 2011. We expect to fund these projects through a combination of cash generated from operating activities, bank loans, government subsidies, and sales of our securities. While we anticipate that we will be able to secure necessary funding as and when needed, there is no assurance that such will be the case. If we are unable to secure funding on favorable terms, if at all, our projects may be delayed which may, in turn, cause delays in generating revenues from the affected projects, and may reduce our profitability.

The following table provides certain selected balance sheet comparisons between the years ended December 31, 2010 and December 31, 2009.

	As of December 31,
	2010	2009	Increase/(Decrease)	Percentage
Working Capital	6,747,904	1,658,294	5,089,610	306.92%
Cash	8,163,880	11,419,129	(3,255,249)	-28.51%
Notes receivable	86,364	335,780	(249,416)	-74.28%
Accounts receivable, net	5,731,847	2,021,421	3,710,426	183.56%
Construction reimbursement receivable	-	846,270	(846,270)	-100%
Other receivable	359,383	91,872	267,511	291.18%
Inventory	4,652,148	2,085,029	2,567,119	123.12%
Advances to suppliers	1,624,433	800,694	823,739	102.88%
Deferred expense	210,752	14,650	196,102	1338.58%
Related party receivable	291,552	-	291,552	-
Deferred tax assets	61,145	-	61,145	-
Total current assets	21,181,504	17,614,845	3,566,659	20.25%
Total assets	82,227,286	67,318,256	14,909,030	22.15%

Accounts payable	2,458,260	418,435	2,039,825	487.49%
Short-term loan	3,030,303	6,739,038	(3,708,735)	-55.03%
Taxes payable	513,243	200,957	312,286	155.40%
Advance from customers	610,508	544,125	66,383	12.20%
Deferred sales	394,862	958,930	(564,068)	-58.82%
Accrued expenses	804,205	301,531	502,674	166.71%
Construction projects payable	3,070,169	3,932,297	(862,128)	-21.92%
Other payables	836,141	235,211	600,930	255.49%
Long-term loan – current portion	2,321,970	2,245,125	76,845	3.42%
Related party payable	393,939	380,902	13,037	3.42%
Total current liabilities	14,433,600	15,956,551	(1,522,951)	-9.54%
Total liabilities	40,643,395	32,786,587	7,856,808	23.96%

Current assets as of December 31, 2010 increased by $3,566,659, or approximately 20.25%, as compared to current assets as of December 31, 2009, and reflects increases in items including accounts receivable, inventory and advances to suppliers. Current liabilities as of December 31, 2010 decreased by $1,522,951, or approximately 9.54%, compared to current liabilities as of December 31, 2009.  This decrease is primarily due to decreases in short-term loans, deferred sales and construction projects payable.

Cash Flows

	Year Ended December 31,
	2010	2009
Net cash provided by operating activities	$4,667,224	$2,021,512
Net cash used in investing activities	(10,246,173)	(17,905,977)
Net cash provided by financing activities	2,872,293	20,794,601
Effect of exchange rate on cash	(548,593)	798,209
Net increase (decrease) in cash and cash equivalents	(3,255,249)	5,708,345
Cash and cash equivalents, beginning of period	11,419,129	5,710,784
Cash and cash equivalents, end of period	$8,163,880	$11,419,129

Operating Activities

During the year ended December 31, 2010, net cash provided by operating activities was $4,667,224, an increased of $2,645,712, or 131%, as compared $2,021,512 for the year ended December 31, 2009.

The sharp increase in net cash of $2,645,712 was mainly attributable to the increase of operating revenue and net income The rapid recovery of the Chinese economy in 2010 from the global economic crisis of 2009 and additional revenue generated from our waste disposal operations in connection with the June 2010 oil spill in Dalian have contributed to the increase in our operating revenues for the year ended December 31, 2010 by $11,214,263, or 106%, as compared with operating revenues for the year ended December 31, 2009. The net income for the year ended December 31, 2010 increased by $3,040,749, or 153%, as compared with net income for the year ended December 31, 2009.

Investing Activities

During the year ended December 31, 2010, net cash used in investing activities was $10,246,173, a decrease of $7,659,804, or 43%, as compared to net cash of $17,905,977 used in investing activities for the year ended December 31, 2009. The decrease is mainly due to the following factors: (i) consideration of $2,371,646 paid for the acquisition of our subsidiary, Hunan Hanyang, in 2009; (ii) the sludge treatment plant of Dongtai Organic was completed at the end of 2009, and in 2010, cash used in the purchase of property and equipment and payments to construction in progress decreased by $4,246,210; and (iii) cash outflow of $219,597 in 2009 as compared to cash inflow of $293,002 in 2010 due to investment in time deposit.

Financing Activities

During the year ended December 31, 2010, net cash provided by financing activities was $2,872,293, a decrease of $17,922,308, or 86%, as compared to net cash of $20,794,601 provided by financing activities for the year ended December 31, 2009. The main reasons for the decrease are as follows:

•
The Company received approximately $23 million from short-term and long-term borrowing in 2009 as compared to net proceeds of only $9 million in 2010, a decrease in borrowing of approximately $14 million;

•
The Company paid off approximately $9 million of debt from short-term and long-term borrowing in 2010 as compared to payment of only $3.5 million in 2009, an increase in payment of approximately $5.5 million as compared to 2009;

•	The Company received cash released from escrow account in the amount of $750,000, and proceeds from related party loans in the amount of $102,479 in 2009, whereas there was no such cash inflow in 2010

Financial Obligations

In 2010, the Company repaid short-term bank loan in the amount of RMB46,000,000 (approximately $6,739,038), and acquired new short-term bank loans to fund day to day operating activities in the amount of RMB20,000,000 (approximately $3,030,303).

In 2010, the Company acquired long-term banks loans in the amount of RMB40,000,000 (approximately $6,060,606), to finance the construction of our Dagushan Expansion Project in Dalian. The installments in the amount of RMB15,325,000 (approximately $2,245,125) have been repaid for the long-term bank loans borrowed in 2010.

Off Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue is recognized in accordance with SAB104 when services are rendered to customers in accordance with a formal agreement, the price is fixed or determinable, the delivery or contractual service is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred sales.

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) are stated at cost, less accumulated depreciation and impairment.  Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of PP&E, are expensed as incurred; additions, renewals and betterments are capitalized.  When PP&E is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all cash on hand in banks, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable

The Company’s policy is to maintain specific reserves for potential credit losses on accounts receivable. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Payment terms of sales vary from cash on delivery through a credit term of up to nine to twelve months.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Exchange Act, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America, or US GAAP, such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

During the fourth quarter of fiscal 2010, we hired a financial controller who has sufficient knowledge of US GAAP. In addition, we significantly improved our communications procedures among our senior management team, accounting department and business managers so necessary filing information could be disclosed accurately and timely. We have thoroughly examined the controls in each of our business lines to improve the efficiency and accuracy of information flows.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified no material weaknesses in our internal control over financial reporting.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  As we are a smaller reporting company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

Except as set forth in our Management’s Report on Internal Control over Financial Reporting above, there was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the fourth quarter of the Company’s last fiscal year that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

The following table sets forth information as of the date of this report with respect to the directors and executive officers of the Company.

Name	Position

Jinqing Dong	Chairman of the Board, Chief Executive Officer and Director

Jun Li	Chief Operating Officer and Director

Xin Guo	Chief Financial Officer

Wenyin Jiang	Director

Francis Nyon Seng Leong	Director

Chunyou Wu	Director

Dazhi Zhang	Corporate Secretary

Mr. Jinqing Dong, age 54, was appointed the Company’s Chief Executive Officer, Chief Financial Officer and Director in November 2005. He currently serves as the Chairman of the Board and Chief Executive Officer of the Company. Mr. Dong has been the President of Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”) since he founded that company in 1991. Between 1982 and 1991, Mr. Dong worked for the Dalian Environmental Science Academy, where he was primarily engaged in research relating to the disposal of waste gas, waste water and industrial residue and the evaluation of the environmental effects of industrial projects. Mr. Dong graduated from Dalian University of Technology in 1982 with a bachelor’s degree in environmental engineering. We believe Mr. Dong’s extensive business experience and role as the founder of Dalian Dongtai make him ideally suited to serve as our Chairman.

Mr. Jun Li, age 49, was appointed the Company’s Chief Operating Officer in March 2008. He has served on the Company’s Board of Directors since October 2006.  Mr. Li has served as the Chief Operating Officer of Dalian Dongtai since 1998. From 1982 to 1993, he was employed by Dalian Vacuum Flask Factory and Dalian Yili International Chemical Co. Ltd as its Director of Technology and Chief Production Manager, respectively. Mr. Li graduated from Dalian University of Technology in 1982, majoring in environmental engineering. We believe Mr. Li’s experience in management and business operations is an asset to our board of directors, and along with his prior experience with our company, qualify him to serve as a director.

Ms. Xin Guo, age 42, has served as the Company’s Chief Financial Officer since March 2008 and was a member of the Board of Directors from March 2008 to August 2010. Ms. Guo has served as our Chief Accounting Officer since January 2007 and as Chief Accounting Officer for Dalian Dongtai since October 2003. She was a manager in Dalian Dongtai’s accounting department from April 2002 to October 2003. Ms. Guo graduated from Beijing University of Commerce in 1992 majoring in auditing, and received her master's degree in Public Administration from China's Northeastern University in 2002.

Mr. Wenyin Jiang, age 48, was appointed as a director of the Company on August 2, 2010. Mr. Jiang has served as a director of Andatee China Marine Fuel Services Corp.(NASDAQ: AMCF) since July 2009. Since 1993, Mr. Jiang has also served as Managing Director of the accounting firm of Wen Jiang & Company, PC in Portland, Oregon, which provides services to more than 300 clients in the public and private sectors. Mr. Jiang has more than 20 years of experience in accounting, auditing, tax and international business consulting matters. He is a licensed CPA in the State of Oregon (1993) and a registered member of the PCAOB. Mr. Jiang holds a Bachelor of Science degree in Accounting from Eastern Oregon University (1989). We believe Mr. Jiang’s extensive experience and knowledge in management and accounting qualify him to serve as a director of our company.

Mr. Francis Nyon Seng Leong, age 67, was appointed as a director of the Company on April 27, 2009. Since October 2003, Mr. Leong has served as a financial consultant for Sungai River Inc., an international financial consulting firm located in Calgary, Alberta, Canada. He has had a distinguished career in public finance serving at various times as Finance Officer for the City of Calgary, Alberta, as well as its Controller of Transit Transportation, Waterworks, Sanitary and Storm Sewers, Assistant Controller of Electric Systems and as its City Treasurer and General Manager of Finance. Mr. Leong was awarded a Master of Public Administration Degree from Brigham Young University, Provo, Utah, in 1975 and a Bachelor of Commerce Degree from National Chengchi University, Taipei, Taiwan, in 1968. Mr. Leong also serves as member of the board directors of several other publicly listed companies including Boyuan Construction Group Inc. (BOY- TSX), China Infrastructure Construction Corporation (CHNC.OB) and Andatee Marine Fuel Services (AMCF - NASDAQ).  We believe Mr. Leong’s professional knowledge in financial consulting and management and his experience in public companies qualify him to serve as a director of our company.

Mr. Chunyou Wu, age 66, was appointed as a director of the Company on April 27, 2009. Mr. Wu has been employed as a Professor of Business Administration at the Dalian University of Technology since 1992. He also serves as an independent director and member of the compensation committee of Dalian Thermal Power Company, Dalian, China. Mr. Wu completed his studies at the Tsinghua University School of Economics and Management and Dalian University of Technology. We believe Mr. Wu’s professional knowledge is an asset to our board of directors, along with his experience in similar industries, qualify him to serve as a director of our company.

Mr. Dazhi Zhang, age 34, has served as the Company’s Corporate Secretary since March 2008. He has engaged in Investor Relations Management since he joined Dalian Dongtai in 2004. Mr. Zhang was awarded a Master’s degree in International Banking and Financial Studies from the University of Southampton (United Kingdom) in 2004.

Directors will serve until our next annual meeting, or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board.

Family Relationship

There are no family relationships among our directors or officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Committees of the Board

Audit Committee

Our Board of Directors established an Audit Committee on May 8, 2009. As of the date of this report, Mr. Wenyin Jiang, Mr. Francis Nyon Seng Leong and Mr. Chunyou Wu are our Audit Committee members. Mr. Wenyin Jiang was appointed as the Chairman of our Audit Committee. Each member of the Audit Committee is “independent” within the meaning of Section 803A(2) of the NYSE Amex Company Rules and Section 10A(m) of the Exchange Act.

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

Nominating, Governance, and Compensation Committee

Our Board of Directors established a Nominating, Governance, and Compensation Committee on June 30 2009 and as of December 31, 2010, Mr. Francis Nyon Seng Leong, Mr. Wenyin Jiang and Mr. Chunyou Wu served as our Nominating, Governance, and Compensation Committee members. Mr. Francis Nyon Seng Leong was appointed as the Chairman of our Nominating, Governance, and Compensation Committee. Each member of the Nominating, Governance, and Compensation Committee is “independent” within the meaning of Section 803A(2) of the NYSE Amex Company Rules and Section 10A(m) of the Exchange Act.

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

Policy Regarding Shareholder Recommendations for Directors

Our Board of Directors has not yet adopted a policy for the consideration of director nominees that may be recommended by our shareholders. To date, we have not received any shareholder recommendations for directors. During 2011, the Nominating, Governance, and Compensation Committee expects to consider implementation of a policy relating to stockholder recommended director nominees.

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

Our Board of Directors had determined that our Chairman of the Audit Committee, Mr. Wenyin Jiang, qualifies as an “audit committee financial expert” as defined under Rule 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not currently subject to Section 16(a) of the Exchange Act, and, therefore, our directors and executive officers, and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial beneficial ownership and changes in their beneficial ownership of our common stock.

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

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, principal financial officer and chief operating officer. No executive officer serving as such had annual compensation exceeding $100,000 as of December 31, 2010. The value attributable to any option awards is computed in “FASB ASC Topic 718 Compensation-Stock Compensation.”

Summary Compensation Table

Name and principal	Year	Salary	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
position		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jinqing Dong	2010	15,908	47,723	-	36,903	-	-	-	100,534
CEO (1)	2009	15,872	75,549	-	6,151	-	-	-	97,572
Jun Li	2010	15,103	45,309	-	23,065	-	-	-	83,477
COO	2009	14,006	72,914	-	3,844	-	-	-	90,764
Xin Guo	2010	14,310	28,621	-	20,758	-	-	-	63,689
CFO	2009	12,488	38,067	-	3,460	-	-	-	54,015

(1) Mr. Dong is provided with the use of a car and driver, the value of which is less than $10,000.

(2) The amounts in this column represent the compensation cost of stock options awarded by the Board, except that these amounts do not include any estimate of forfeitures. The grants for Mr. Jinqing Dong, Mr. Jun Li and Ms. Xin Guo were awarded on November 9, 2009. The grant date fair value of option awards granted were determined in accordance with FASB ASC 718 (previously SFAS123(R))and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, using following weighted-average assumptions: expected option life of 5 years, expected volatility 60%, expected dividend yield 0% and risk free interest rate of 2.31%. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our directors.

Employment Agreements

We are not a party to any written employment agreements.

In 2009, we established an executive compensation program consisting of the following three primary components:

•	competitive base pay,
•	short term variable pay (e.g., short term bonus) and
•	long term variable pay (e.g., stock option award).

The key objectives of this program are to attract and retain qualified executives and to reward prudent business decisions and operational excellence with a focus on both annual and long-term results that are aligned with stockholder interests.

The Nominating, Governance and Compensation Committee considered the leadership and effectiveness of our CEO in the following key areas:

•	Business strategy implementation,
•	Succession planning,
•	Commercial results, and
•	Leadership.

The Committee also considered oral reports presented by the CEO regarding the performance of executives and recommended compensation contained in his direct reports. The Board of Directors approved the compensation decisions as recommended by the CEO.

Base Pay

In determining the base salaries of the executive officers in 2010, the Nominating, Governance and Compensation Committee considered the performance of each executive, the nature of the executive's responsibilities, the salary levels of executives at comparable high technology companies, including other publicly-held advanced materials and advanced technologies companies, and the Company's general compensation practices.

Short Term Bonuses

Discretionary cash bonuses for executive officers are directly tied to achievement of specified goals of the Company and are a function of the criteria which the Nominating, Governance and Compensation Committee believes appropriately take into account the specific areas of responsibility of the particular officer.

Stock Options

Commencing in November 2009, the Company also grants stock options to executive officers in order to provide a long-term incentive which is directly tied to the performance of the Company's stock. These options provide an incentive to maximize stockholder value because they reward option holders only if stockholders also benefit. The exercise price of these stock options is the fair market of the Common Stock on the date of grant. In general, the options vest in equal annual installments over a four-year period beginning one year after the date of grant. Vesting periods are used to retain key employees and to emphasize the long-term aspect of contribution and performance. In making stock option grants to executives, including Mr. Dong, in 2009, the Nominating, Governance and Compensation Committee considered a number of factors, including the performance of such persons, the Company's performance, achievement of specific delineated goals, the responsibilities and the relative position of such persons within the Company, the compensation of executives in comparable high technology companies and the number of stock options each such person currently possesses.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable(b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Jinqing Dong (1)	40,000	120,000	None	$1.85	Nov.9 2014	None	None	None	None
Jun Li (2)	25,000	75,000	None	$1.85	Nov.9 2014	None	None	None	None
Xin Guo (3)	22,500	67,500	None	$1.85	Nov.9 2014	None	None	None	None
Dazhi Zhang (4)	7,500	22,500	None	$1.85	Nov.9 2014	None	None	None	None

(1)
Mr. Jinqing Dong was granted non-qualified stock options to purchase 160,000 shares of common stock on November 9, 2009, of which (i) 40,000 shares vested on November 9, 2010, (ii) 40,000 shares will vest on November 9, 2011, (iii) 40,000 shares will vest on November 9, 2012, and (iv) 40,000 shares will vest on November 9, 2013.

(2)
Mr. Jun Li was granted non-qualified stock options to purchase 100,000 shares of common stock on November 9, 2009, of which (i) 25,000 shares vested on November 9, 2010, (ii) 25,000 shares will vest on November 9, 2011, (iii) 25,000 shares will vest on November 9, 2012, and (iv) 25,000 shares will vest on November 9, 2013.

(3)
Ms. Xin Guo was granted non-qualified stock options to purchase 90,000 shares of common stock on November 9, 2009, of which (i) 22,500 shares vested on November 9, 2010, (ii) 22,500 shares will vest on November 9, 2011, (iii) 22,500 shares will vest on November 9, 2012, and (iv) 22,500 shares will vest on November 9, 2013.

(4)
Mr. Dazhi Zhang was granted non-qualified stock options to purchase 30,000 shares of common stock on November 9, 2009, of which (i) 7,500 shares vested on November 9, 2010, (ii) 7,500 shares will vest on November 9, 2011, (iii) 7,500 shares will vest on November 9, 2012, and (iv) 7,500 shares will vest on November 9, 2013.

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

Commencing in 2010, each of our non-employee PRC-residing directors is paid $1,250 per quarter for their services as directors, and Mr. Francis Nyon Seng Leong and Mr. Wenyin Jiang received an additional $1,250 and $1,750 per quarter for their services as Chairman of Nominating, Governance, and Compensation Committee and Auditing Committee, respectively. In consideration for agreeing to serve as a director of the Company, each independent director were awarded options to purchase an aggregate of 5,000 shares of our common stock under the Company’s 2006 Equity Incentive Plan. The options are exercisable commencing on February 15, 2011 and terminating at 5:00 pm Dalian, China time on February 15, 2013, subject to three vesting periods between March 13, 2011 to September 13, 2011.

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

The following table provides information concerning the compensation of our directors, for services as members of our Board of Directors for fiscal 2010. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718 Compensation-Stock Compensation.

Director Compensation

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (4) (d)	Non-equity incentive plan compensation ($)(e)	Nonqualified deferred compensation earnings ($)(f)	All other compensation ($) (g)	Total ($) (h)

Jinqing Dong (1)	0	0	0	0	0	0	0
Jun Li (1)	0	0	0	0	0	0	0
Xin Guo (1) (2)	0	0	0	0	0	0	0
Heung Ming (Henry) Wong (2)	3,500	0	0	0	0	0	3,500
Wenyin Jiang (3)	3,000	0	0	0	0	0	3,000
Francis Nyon Seng Leong	12,500	0	2,855	0	0	0	15,355
Chunyou Wu	3,750	0	0	0	0	0	3,750
Long Zhang (2)	2,500	0	0	0	0	0	2,500

(1)	Mr. Jinqing Dong, Mr. Jun Li and Ms. Xin Guo did not receive any compensation for serving on the board of directors of the Company in 2010.

(2)
On August 2, 2010, Ms. Xin Guo, Mr. Long Zhang and Mr. Heung Ming (Henry) Wong resigned from the Board of Directors of the Company. The compensation amount in the table above is calculated based on their actual employment period with the Company in 2010.

(3)
On August 2, 2010, the Company appointed Mr. Wenyin Jiang to serve as an independent director of the Company. The compensation amount in the table above is calculated based on his actual employment period with the Company in 2010.

(4)
The amounts reported in this column reflect the fair value on the grant date of the option awards granted to our directors. These values are determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. The grant date fair value of option awards granted were determined in accordance with FASB ASC 718 (previously SFAS123(R))and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, using following weighted-average assumptions: expected option life of 5 years, expected volatility 60%, expected dividend yield 0% and risk free interest rate of 2.31%. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our directors.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 11, 2011 there were 15,336,535 shares of our common stock (the only class of our voting securities) issued and outstanding. The following table sets forth as of April 11, 2011, certain information with respect to the beneficial ownership of our voting securities by:

▪	Each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;
▪	Each director;
▪	Each “named executive officer” as defined in Item 402(a) (3) of Regulation S-K; and
▪	All executive officers and directors as a group.

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

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned		Percent of Class(3)
Directors and Executive Officers
Jinqing Dong Chief Executive Officer and Chairman of the Board	9,625,678	(4)	62.8%
Jun Li Chief Operating Officer and Director	343,900	(5)	2.24%
Xin Guo Chief Financial Officer	222,600	(6)	1.45%
Francis Nyon Seng Leong Director	21,667	(7)	*
Chunyou Wu Director	1,667	(8)	*
Wenyin Jiang Director	1,667	(9)	*
Dazhi Zhang Corporate Secretary	20,000	(10)	*
All Officers and Directors as a Group (7 persons)	10,237,179	(4)–(10)	66.7%

Greater than 5% Stockholders
None	—		—
(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)
Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Industrial Waste Management, Inc., No. 1 Huaihe West Road, E-T-D Zone, Dalian, China 116600.

(3)
In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of April 11, 2011 upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 15,336,535 shares of common stock outstanding as of April 11, 2011, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days of April 11, 2011 (for those who have options).

(4)
Includes (i) 9,522,178 shares of common stock owned by Mr. Jinqing Dong, and (ii) 103,500 shares of common stock owned by Dong Su, the son of Mr. Dong. Does not include 160,000 shares of common stock issuable upon the exercise of options that have not yet been exercised.

(5)	Includes 343,900 shares of common stock, but does not include 100,000 shares of common stock issuable upon the exercise of options that have not yet been exercised.
(6)	Includes 222,600 shares of common stock, but does not include 90,000 shares of common stock issuable upon the exercise of options that have not yet been exercised.
(7)	Includes 21,667 shares of common stock issuable upon exercise of options that have vested but have not been exercised.
(8)	Includes 1,667 shares of common stock issuable upon the exercise of stock option that have vested but have not been exercised.
(9)	Includes 1,667 shares of common stock issuable upon the exercise of stock option that have vested but have not been exercised.
(10)	Includes 20,000 shares of common stock, but does not include 30,000 shares of common stock issuable upon the exercise of options that have not yet been exercised.
*	Less than 1%.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2006 Equity Incentive Plan which is our only equity compensation plan as of December 31, 2010.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders 2006 Equity Incentive Plan	1,000,000	$1.85	7,197,775
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,000,000	N/A	7,197,775

(a) Securities available for future issuance increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 10 million shares. Inasmuch as the number of outstanding shares as of January 1, 2011 was 15,336,535, the number of shares remaining available for future issuance under the 2006 Equity Incentive Plan increased by 1,533,654 shares to 8,731,429 shares as of such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Chief Executive Officer, Mr. Dong, holds a 49% equity interest in Dalian Lida Environmental Engineering Company Limited (“Lida”), a PRC company engaged in the business of industrial waste water treatment engineering, waste gas engineering, and turn-key projects. As of December 31, 2010, the Company provided Lida with an unsecured short term loan of $291,552 (RMB1.9 million) which is interest free, payable or receivable on demand.

Dalian Dongtai Investment Company Limited (“Dongtai Investment”), which is controlled by Mr. Dong, owns a 30% equity interest in our subsidiary, Zhuorui. As of December 31, 2010, Zhuorui was indebted to Dongtai Investment in the amount of $393,939 resulting from an interest free, unsecured, payable or receivable on demand.

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

Director Independence

The Company applies the standards of NYSE Amex LLC, for determining the independence of the members of its Board of Directors and Board committees. Based upon its application of those standards, the Board of Directors has determined that the following members of the Company’s Board of Directors (and committee members, as applicable) are independent:

Francis Nyon Seng Leong
Chunyou Wu
Wenyin Jiang

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Jewett, Schwartz, Wolfe & Associates	Fiscal Year Ended December 31,
	2010	2009
Audit Fees	$120,000	$125,500
Audit Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Jewett, Schwartz, Wolfe & Associates in 2010 were pre-approved by the Board of Directors.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1
Articles of Incorporation of the Company (f/k/a Goldtech Mining Corporation) filed November 12, 2003. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 filed by the Company on November 13, 2003.

3.2
Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 27, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed by the Company on August 21, 2006.

3.3	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 filed by the Company on November 13, 2003.
10.1
Agreement and Plan of Merger, dated November 11, 2005, by and among the Company, Dalian Acquisition Corp., China Industrial Waste Management Inc., and each of the CIWM Shareholders. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 17, 2005.

10.2
Contract for Joint Venture Using Foreign Investment dated October 18, 2007 among Dalian Dongtai Industrial Waste Treatment Co., Ltd., Ronald Lipp, Karin Lipp-Mayer and Minghuan Shan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 25, 2007.

10.3
Equity Transfer Agreement dated July 10, 2007 by and between Dalian Lida Environmental Engineering Co., Ltd. and Dalian Dongtai Industrial Waste Treatment Co., Ltd. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed by the Company on April 7, 2008.

10.4
Equity Transfer Agreement dated August 6, 2007 by and between Dalian Dongtai Investment Co., Ltd. and Dalian Dongtai Industrial Waste Treatment Co., Ltd. Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed by the Company on April 7, 2008.

10.5	2006 Equity Compensation Plan. Incorporated by reference to the Definitive Information Statement on Schedule 14C filed by the Company on March 31, 2006.
10.6
English translation of the Share Transfer Agreement by and between Dalian Dongtai Industrial Waste Treatment Co., Ltd., Hunan Luyi Industrial Development Co., Ltd. and Song Wenling dated September 18, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed by the Company on September 21, 2009.

10.7
Equity Transfer Agreement dated December 10, 2009 for acquisition of 3% interest in Dongtai Organic. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 1, 2010.

10.8*	Form of Option Award Agreement.
14.1	Code of Ethics. Incorporated by reference to Exhibit 14 to the Quarterly Report on Form 10-Q filed by the Company on May 15, 2008.
21.1*	List of Subsidiaries
31.1*	Certification of Jinqing Dong as the CEO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Xin Guo as the CFO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jinqing Dong as the CEO of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Xin Guo as the CFO of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2011
CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

	By:	/s/ Jinqing Dong
Jinqing Dong Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jinqing Dong	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	April 15, 2011
Jinqing Dong

/s/ Jun Li	Chief Operating Officer and Director	April 15, 2011
Jun Li

/s/ Xin Guo	Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2011
Xin Guo

/s/ Francis Nyon Seng Leong	Director	April 15, 2011
Francis Nyon Seng Leong

/s/ Chunyou Wu	Director	April 15, 2011
Chunyou Wu

/s/ Wenyin Jiang	Director	April 15, 2011
Wenyin Jiang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Industrial Waste Management, Inc.

We have audited the accompanying combined and consolidated balance sheets of China Industrial Waste Management, Inc. as of December 31, 2010 and 2009 and the related combined and consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These combined and consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Industrial Waste Management, Inc. as of December 31, 2010 and 2009 and the results of its  operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
April 14, 2011

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$8,163,880	$11,419,129
Notes receivable	86,364	335,780
Accounts receivable, net	5,731,847	2,021,421
Construction reimbursement receivable	-	846,270
Other receivables	359,383	91,872
Inventories	4,652,148	2,085,029
Advances to suppliers	1,624,433	800,694
Deferred expense	210,752	14,650
Related party receivable	291,552	-
Deferred tax assets	61,145	-
Total current assets	21,181,504	17,614,845

Long-term equity investment	151,515	87,900
Property, plant and equipment, net	32,384,139	32,319,145
Construction in progress	18,642,061	9,123,927
Land usage right, net of accumulated amortization	2,022,384	1,994,394
BOT franchise right	4,242,424	4,102,023
Deposits	77,152	-
Certificate of deposit	-	293,002
Restricted cash	1,788,510	96,707
Other assets	1,233,580	1,074,531
Deferred tax assets	504,017	377,381
Related party receivable	-	234,401
TOTAL ASSETS	$82,227,286	$67,318,256

LIABILITIES
Current liabilities
Short-term loans	$3,030,303	$6,739,038
Accounts payable	2,458,260	418,435
Tax payable	513,243	200,957
Advance from customers	610,508	544,125
Deferred sales	394,862	958,930
Accrued expenses	804,205	301,531
Construction projects payable	3,070,169	3,932,297
Other payable	836,141	235,211
Long-term loan-current portion	2,321,970	2,245,125
Related party payable	393,939	380,902
Total current liabilities	14,433,600	15,956,551

Long-term loans	17,964,962	13,755,512
Asset retirement obligation	571,109	610,445
Government subsidy	7,673,724	2,464,079
TOTAL LIABILITIES	40,643,395	32,786,587

Commitments and contingencies

EQUITY
Stockholders' equity of the Company
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 15,336,535 and 15,274,035 shares issued and outstanding as of December 31, 2010 and 2009, respectively	15,337	15,274
Additional paid-in capital	7,602,625	7,162,867
Deferred stock-based compensation	(653,494)	(884,139)
Accumulated other comprehensive income	3,349,296	2,326,292
Retained earnings	21,994,368	17,490,919
Total stockholders' equity of the Company	32,308,132	26,111,213
Noncontrolling interest	9,275,759	8,420,456
TOTAL EQUITY	41,583,891	34,531,669

TOTAL LIABILITIES AND EQUITY	$82,227,286	$67,318,256

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009
Revenues
Service fees	$14,870,852	$6,928,840
Sales of recycled commodities	6,904,881	3,632,630
Total revenues	21,775,733	10,561,470

Cost of revenues
Cost of service fees	5,126,371	1,880,763
Cost of recycled commodities	4,044,794	2,304,936
Total cost of revenues	9,171,165	4,185,699

Gross profit	12,604,568	6,375,771

Operating expenses
Selling expenses	890,585	501,080
Research and development expenses	358,973	513,631
General and administrative expenses	4,542,354	4,117,034
Total operating expenses	5,791,912	5,131,745

Income from operations	6,812,656	1,244,026

Other income (expense)
Interest expense	(1,007,378)	(165,432)
Bank interest income	79,404	-
Other income	361,008	272,121
Other expense	(90,081)	(33,506)
Settlement expense	(439,821)	-
Gain on acquisition	-	614,397
Total other income (expense)	(1,096,868)	687,580

Net income before tax provision	5,715,788	1,931,606
Tax provision	(693,457)	49,976
Net income for the year	5,022,331	1,981,582

Net income attributable to the noncontrolling interest	518,882	22,072
Net income attributable to the Company	$4,503,449	$1,959,510

Foreign currency translation adjustment	1,023,004	63,216

Comprehensive income attributable to the Company	5,526,453	2,022,726
Comprehensive income attributable to the noncontrolling interest	820,455	22,072
Comprehensive income	$6,346,908	$2,044,798

Basic and diluted weighted average shares outstanding
Basic	15,330,028	15,269,062
Diluted	15,381,310	16,255,330

Basic and diluted net earnings per share
Basic	$0.29	$0.13
Diluted	$0.29	$0.12

See notes to Combined and Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income attributable to the Company	$4,503,449	$1,959,510
Adjustments to reconcile net income to net cash provided by operating activities:
Nontrolling interest	518,882	22,072
Depreciation	2,285,399	1,041,869
Amortization	49,178	59,133
Amortization of deferred stock-based compensation	230,645	-
Bad debt allowance	118,858	18,929
Net loss from disposal of assets	14,785	-
Stock and warrant issued for settlement	439,821	-
Stock issued for service	-	68,939
Share-based payment	-	565,050
Accretion expenses	34,575	108,341
Government subsidy recognized as income	(193,381)	(175,051)

Changes in operating assets and liabilities:
Notes receivable	249,416	(335,544)
Accounts receivable	(3,830,348)	372,429
Construction reimbursement receivable	846,270	-
Other receivables	(267,511)	(16,722)
Inventories	(2,567,119)	94,215
Advance to suppliers	(103,641)	(249,483)
Deferred expense	(196,102)	2,928
Deposits	(77,152)	-
Other asset	(159,049)	(717,684)
Deferred tax assets	(187,781)	(377,116)
Accounts payable	2,039,825	(361,380)
Tax payable	312,286	(14,280)
Advance from customers	66,383	5,377
Accrued expense and deferred income	(61,394)	(72,077)
Other payable	600,930	22,057
Net cash provided by operating activities	4,667,224	2,021,512

Cash flows from investing activities
Consideration for acquisition	-	(2,371,646)
Investment in Xiangtan Dongtai	(63,615)	(87,839)
Purchase of property and equipment	(574,035)	(11,340,864)
Construction in progress	(9,927,518)	(3,406,899)
Purchase of intangible assets	(8,855)	(244,895)
Due from related party	-	(234,237)
Cash received from a third party to acquire additional equity interest in Sino-Norway	34,848	-
Certificate of deposit	293,002	(219,597)
Net cash used in investing activities	(10,246,173)	(17,905,977)

Cash flows from financing activities
Repayment of construction project payable	(862,128)	(806,937)
Proceeds from short-term loan	3,030,303	6,734,302
Repayment of short-term loans	(6,739,038)	(3,367,151)
Proceeds from long-term loan	6,060,606	16,103,767
Repayment of long-term loans	(2,245,125)	(114,373)
Proceeds from related party loan	-	102,479
Cash released from escrow account	-	750,000
Increase in Restricted cash	(1,691,803)	-
Subsidy received from government	5,319,478	1,392,514
Net cash provided by financing activities	2,872,293	20,794,601

Effect of exchange rate on cash	(548,593)	798,209

Net increase (decrease) in cash and cash equivalents	(3,255,249)	5,708,345

Cash and cash equivalents, beginning of period	11,419,129	5,710,784
Cash and cash equivalents, end of period	$8,163,880	$11,419,129

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,331,739	$916,491
Income taxes	$681,187	$403,871
Non-cash investing and financing activities:
Stock and warrant issued for settlement	$439,821	$-
Share-based payment awarded by major shareholder to investor related to private placement	$-	$565,050
Contributed anaerobic fermentation equipment	$-	$292,796
Transfer of construction in progress to property, plant and equipment	$448,252	$7,361,262

See Notes to Combined and Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	China Industrial Waste Management, Inc. Shareholders
	Common Stock		Additional	Deferred Stock-based	Accumulated Other		Total Shareholders' Equity	Noncontrolling
	Shares	Par Value	Paid-in Capital	Compensation	Comprehensive Income	Retained Earnings	of the Company	Interest	Total
Balance as of December 31, 2008	15,262,035	$15,262	$5,644,750	$-	$2,263,076	$15,531,409	$23,454,497	$5,913,093	$29,367,590
Shares issued for services	12,000	12	19,068	-	-	-	19,080	-	19,080
Option issued for services	-	-	11,419	-	-	-	11,419	-	11,419
Option issued under equity incentive plan	-	-	922,580	(922,580)	-	-	-	-	-
Amortization of deferred stock-based compensation	-	-		38,441	-	-	38,441	-	38,441
Share-based payment by shareholders	-	-	565,050	-	-	-	565,050	-	565,050
Noncontrolling interests in subsidiaries acquired	-	-	-	-	-	-	-	2,485,291	2,485,291
Net income	-	-	-	-	-	1,959,510	1,959,510	22,072	1,981,582
Foreign currency translation adjustment	-	-	-	-	63,216	-	63,216	-	63,216
Balance as of December 31, 2009	15,274,035	$15,274	$7,162,867	$(884,139)	$2,326,292	$17,490,919	$26,111,213	$8,420,456	$34,531,669
Shares issued for services	62,500	63	159,312	-	-	-	159,375	-	159,375
Option issued for services	-	-	280,446	-	-	-	280,446	-	280,446
Amortization of deferred stock-based compensation	-	-	-	230,645	-	-	230,645	-	230,645
Capital contribution by minority shareholders of a subsidiary	-	-	-	-	-	-	-	34,848	34,848
Net income	-	-	-	-	-	4,503,449	4,503,449	518,882	5,022,331
Foreign currency translation adjustment	-	-	-	-	1,023,004	-	1,023,004	301,573	1,324,577
Balance as of December 31, 2010	15,336,535	$15,337	$7,602,625	$(653,494)	$3,349,296	$21,994,368	$32,308,132	$9,275,759	$41,583,891

See Notes to Combined and Consolidated Financial Statements

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1. Nature of operations

The accompanying combined and consolidated financial statements are those of China Industrial Waste Management, Inc., a Nevada corporation (the “Company”) incorporated on November 12, 2003, its wholly owned subsidiary, Favour Group Ltd., (“Favour”) a British Virgin Islands corporation, along with its indirect wholly and majority owned subsidiaries:

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
• Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”)
• Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai”)
• Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. (“Hunan Hanyang”)
• Sino-Norway Energy Efficiency Dalian Center Co., Ltd. (“Sino-Norway EEC”)

Dalian Dongtai was incorporated on January 9, 1991 in Dalian, Liaoning Province, the People’s Republic of China (“PRC”), and is engaged in the collection, treatment, disposal, and recycling of industrial solid wastes, and sales of recycled products, principally in Dalian and surrounding areas in Liaoning Province. The Company provides waste disposal solutions to more than 800 customers, including the Dalian municipal government, from facilities located in Dalian Development Area. In addition, the Company provides the following services to its clients:

• Environmental protection services
• Technology consultation
• Pollution treatment services
• Waste management design processing services
• Waste disposal solutions
• Waste transportation services
• Onsite waste management services
• Environmental pollution remediation services

Dongtai Water, which was incorporated in August 2006, operates a sewage treatment facility in Dalian under a build-operate-transfer (“BOT”) contract with the Dalian municipal government, pursuant to which we can process wastewater generated from a portion of Dalian until June 2028.  Phase 1 of the sewage plant commenced operations in June 2008 and is operating at the designed treatment capacity of 30,000 tons per day.  Phase 2 of the sewage plant is expected to start construction in 2013 and is expected to increase treatment capacity to 100,000 tons per day.

Dongtai Organic was incorporated in March 2007, operates a sludge treatment plant authorized to treat and dispose of sludge generated from sewage treatment plants located in Dalian.  The plant is the first BOT sludge treatment plant in China, with a designed treatment capacity of 600 tons per day.  The plant commenced operations in January 2010 and utilizes anaerobic fermentation technology to treat sludge.  In addition, Dongtai Organic generates revenues from the sale of methane, a by-product of the sludge treatment process.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts that purchased from oil refining process companies, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material.

Dalian Lipp was formed in October 2007 as a joint venture with Lipp Gmbh of Germany. Dalian Lipp designs, manufactures and installs environmental protection equipment, including Lipp tanks for sludge treatment, and renewable energy equipment and provides related technical services. Dalian Lipp utilizes the Lipp GmbH tank building technique which is dedicated to generating energy through organic waste anaerobic fermentation, industrial effluent treatment and municipal sewage plant.

Yingkou Dongtai was incorporated in May 2009 to operate in the Coastal Industrial Base (the “Base”) of Yingkou City, Liaoning Province. Yingkou Dongtai plans to engage in the recycling and disposal of industrial waste, and development and production of recycling products. Yingkou Dongtai intends to build and complete waste treatment facilities gradually as the Base develops as a commercial zone.

On October 10, 2009, Dalian Dongtai acquired a 65% equity interest in Hunan Hanyang. Hunan Hanyang was established in Hunan Province in 2004, and is licensed to engage in the business of treatment and comprehensive utilization of waste.

In November 2009, Sino-Norway EEC was incorporated in Dalian as a joint venture with Dalian Huineng Science and Technology Co., Ltd. and the Dalian Enterprise Confederation. Sino-Norway EEC was formed to engage in the business of energy efficiency audit and consultation, and is sponsored under the Energy Efficiency Planning Program initiated by the Chinese and Norwegian governments. We expect this joint venture to generate business as the demand for advisory services increase.

2. Principles of consolidation and presentation

The accompanying consolidated financial statements include the accounts of the parent entity, its direct wholly owned subsidiary, Favour, along with its indirect wholly owned subsidiary, Full Treasure, its 90% indirect owned subsidiary, Dalian Dongtai, its 80% indirect owned subsidiary, Dongtai Water, its 70% indirect owned subsidiary, Zhuorui, its 75% indirect owned subsidiary, Dalian Lipp, its 100% indirect owned subsidiary, Yingkou Dongtai, its 65% indirect owned subsidiary，Hunan Hanyang, its 78% indirect owned subsidiary, Sino-Noway EEC, and its 52% indirect owned subsidiary, Dongtai Organic. All material inter-company accounts and transactions have been eliminated in the consolidation.

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
DECEMBER 31, 2010 AND 2009

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

Foreign currency translation

The Company’s reporting currency is the US dollar (“USD”). The functional currency of our subsidiary Favour and Full Treasure is USD. The Company’s PRC subsidiaries’ functional currency is the Chinese Yuan Remminbi (“RMB”). The Company translates foreign currency transactions into its functional currency in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, foreign currency monetary assets, and liabilities are re-evaluated into the functional currency by using the exchange rate in effect at the balance sheet date. The resulting foreign exchange gains and losses are included in operations.

The assets and liabilities of the foreign subsidiaries are translated into USD at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rate. Gain and losses from such translations are included in stockholders’ equity as a component of other comprehensive income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with ASC Topic 210-10-45-4 Classification of Current Assets, cash which is restricted as to withdrawal is considered a non-current asset. As of December 31, 2010 and 2009, restricted cash consists of government subsidy of $1,697,427 and $96,707, which is to be used exclusively on facility construction and equipment procurement. It also consists of certificate of deposit of $0 and $293,002, cash held as collateral for a guarantee letter for contract execution of $75,757 and $0, and pledged cash for safety production requested by local government of $15,326 and $0, respectively, which is to be used exclusively on safety production related affairs.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Inventory

Raw and auxiliary materials are stated at the lower of cost, as determined on a first in, first-out basis or market. Recycled commodities are stated at the lower of cost, as determined on weighted average basis or market. Management compares the cost of inventories with the net realizable value, and an allowance is made for writing down the inventories to their net realizable value, if lower. Net realizable value represents the anticipated selling price less estimated costs of completion and distribution.

Property, plant and equipment

Property, plant and equipment (“PP&E”) are stated at cost, less accumulated depreciation and impairment. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of PP&E, are expensed as incurred; additions, renewals and betterments are capitalized. When PP&E are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of income.

Depreciation is provided to recognize the cost of PP&E in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Useful Life
Buildings	20 Years
Machinery	5-14 Years
Vehicles	3-8 Years
Office equipment	3-5 Years

PP&E has an estimated residual value of 3% to 10%.

Construction in progress consists of construction expenditure, equipment procurement, capitalized interest expense, relevant miscellaneous expenditures, and other costs.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

As of December 31, 2010, construction in progress is comprised of three principal components. The first component is the Centralized Hazardous Waste Treatment Center of Dalian located in Dagu Hill area (“Dagushan Expansion Project”). The

Expansion Project consists of an incineration system that includes, among other things, an incinerator and its supporting facilities, warehouses, work plants and office buildings.  The second component is the production equipment of Zhuorui, including plasma furnace, fuel gas cleansing system, and dust trapper, which are in the testing phase.  The third component is the Hazardous Waste Treatment Center of Changsha, Hunan Province, which is in the preparation phase for the commencement of construction. Construction in progress includes capitalized interest of $652,410 and $282,538 as of December 31, 2010 and 2009.

Landfills

Various costs that we incur to make a landfill ready to accept waste are capitalized. These costs generally include expenditures for land, permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with ASC Topic 410 Asset Retirement and Environmental Obligations. Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as accretion expense, which is included in our Combined and Consolidated Statements of Income and Comprehensive Income.

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

Liabilities for landfill and environmental remediation costs are presented in the table below:

	As of December 31,
	2010	2009
Asset retirement obligation	$571,109	$610,445

Long-term equity investment

As of December 31, 2010, long-term investment is comprised of investment in Xiangtan Luyi Dongtai Industrial Waste Treatment Co., Ltd. (“Xiangtan Dongtai”).

	As of December 31,
	2010	2009
Long-term equity investment	$151,515	$87,900

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Impairment of long-lived assets

In accordance with ASC Topic 360 “Accounting for the Impairment or Disposal of Long Lived Assets”, long-lived assets, including intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment of long-lived assets and intangible assets was recognized for any of the periods presented.

Intangible assets

Intangible assets consist of land usage rights and BOT franchise right.

Land usage rights represent the exclusive right to the use of land during a specific contractual term. Land usage rights are carried at cost and charged to expense on a straight-line basis over the respective periods of the rights or the remaining period of the rights upon acquisition.

The Company obtained a BOT franchise right in connection with its acquisition of Hunan Hanyang, which will be amortized using straight-line method over 25 years upon completion of the construction.

The following table identifies the material terms of the land use rights:

Effective Date	Expiration Date	Area (Square Meter)	Address	Status
01-01-2003	01-01-2053	8,433	No.1, Huaihe West Road, Dalian Development Area	Mortgaged
01-01-2003	01-01-2053	6,784	No. 100, Tieshan West Road, Dalian Development Area	Mortgaged
04-14-2003	04-13-2053	1,841	No.1-1, Huaihe West Third Road, Dalian Development Area	Mortgaged
07-28-2003	07-27-2053	61,535	No. 85, Dagu Hill, Dalian Development Area	Mortgaged
06-06-2007	06-06-2057	56,397	Dalian Huayuankou Economic Zone	Mortgaged
03-24-2010	12-23-2056	25,000	Yingkou Coastal Industrial Base	Unencumbered
-	-	10,500	Haiqing Island, Dalian Development Area	Unencumbered
-	-	24,740	Xiajiahez Villiage, Ganjingzi District, Dalian	Unencumbered
-	-	29,572	Xiajiahez Villiage, Ganjingzi District, Dalian	Unencumbered
-	-	1,941	Xiajiahez Villiage, Ganjingzi District, Dalian	Unencumbered

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Noncontrolling interest in consolidated financial statements

The Company establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary in accordance with ASC Topic 805 Business Combinations. Noncontrolling interest represents the minority owners’ 10% equity interest in Dalian Dongtai, 20% equity interest in Dongtai Water, 48% equity interest in Dongtai Organic, 30% equity interest in Zhuorui, 25% equity interest in Dalian Lipp, 35% equity interest in Hunan Hanyang, and 22% equity interest in Sino-Norway EEC.

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

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of December 31, 2010 and 2009, deferred sales amount to $394,862 and $958,930, respectively.

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

Research and development costs

Research and development costs are expensed as incurred.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Stock-based compensation

The Company follows the guideline under ASC Topic 718 Compensation-Stock Compensation for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method.

Financial instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and cash equivalent, notes receivable, accounts receivable, inventories, advance to suppliers, accounts payable, short term loans, advance from customers, construction projects payable and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company has long term debt with variable interest rate, and the variable interest rate reflect fair value.

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
DECEMBER 31, 2010 AND 2009

Statement of cash flows

In accordance with ASC Topic 230 Statement of Cash Flows, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share

Earnings per share is calculated in accordance with ASC Topic 260 Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed in accordance with the treasury stock method and based on the weighted average number of common shares and dilutive common share equivalents of warrants and options.

Reclassifications

Certain reclassifications have been made in the 2009 financial statements to conform to the 2010 presentation.

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).”  ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using effective date for public entities.  The Company is evaluating the impact ASU No. 2010-28 will have on the combined and consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-29 (ASU No. 2010-29) “Business Combinations (Topic 805).”  ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company is evaluating the impact ASU No. 2010-29 will have on the combined and consolidated financial statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 did not have a material impact on the Company’s combined and consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No. 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s combined and consolidated financial statements.

In February 2010, the FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s combined and consolidated financial statements.

 In February, 2010, the FASB issued FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements,” ASU Update 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU Update 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations or financial position.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not have a material impact the Company’s combined and consolidated results of operations, cash flows or financial positions.

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

4. Notes receivable

As of December 31, 2010, notes receivable, with the balance of $86,364, represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the right to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.

5. Accounts receivable

As of December 31, 2010, the balance of accounts receivable was $5,852,988. The following table shows the aging composition of the balance:
	As of December 31,
Aging	2010	2009
1-3 months	$3,464,368	$1,098,027
4-6 months	484,177	450,939
7-12 months	1,198,449	381,949
1-2 years	723,107	118,875
over 2 years	12,736	2,699
Total	$5,882,837	$2,052,489
Allowance for doubtful accounts	(150,990)	(31,068)
Accounts receivable, net	$5,731,847	$2,021,421

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The activity in the allowance for doubtful accounts for trade accounts receivable for the year ended December 31, 2010 and 2009 is as follows:
	As of December 31,
	2010	2009
Beginning allowance for doubtful account	$31,068	$12,132
Additional charged to bad debt expense	118,858	18,929
Foreign currency translation adjustment	1,064	7
Ending allowance for doubtful accounts	$150,990	$31,068

The balances of $723,107 aging between one and two years are mainly related to two certain customers.  Management’s judgment as to the collectability of these accounts receivable is based on reputation of the two customers and the fact that the Company maintains a continuing business relationship with them. Also as of December 31, 2010, we have a balance of $532,399 in accounts payable to these two customers. Management believes that the allowance for doubtful account of 20% of the balances between one and two years is adequate.

6. Inventories

Inventories as of December 31, 2010 and 2009 consist of raw materials and recycled commodities as follows:

	As of December 31,
	2010	2009
Raw materials	$2,129,507	$719,948
Recycled commodities	2,522,641	1,365,081
	$4,652,148	$2,085,029

Raw materials are mainly comprised of waste catalyst purchased from oil refineries, chemicals served as agent in the waste treatment and recycling process, and packaging materials.

As of December 31, 2010 and 2009, the balances of waste catalyst amounted to $1,548,877 and $422,547, respectively. Waste catalyst purchased from oil refinery, is utilized by our subsidiary Zhuorui to produce ammonium metavanadate, molybdic acid and nickel slag. Metals contained in the waste catalyst are a scarce resource, and the demand for waste catalyst are much higher than supply within area of our operation. As such the market value of waste catalyst is expected to remain significantly greater than cost.

Recycled commodities are mainly comprised of metal alloys, aluminum and iron products and cupric sulfate that are produced from the treatment of industrial solid waste.

For the years ended December 31, 2010 and 2009, no allowance for obsolete inventories was recorded by the Company.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

7. Property, plant and equipment

	As of December 31,
	2010	2009
Buildings	$16,228,283	$14,761,998
Machinery and equipment	20,045,833	19,510,334
Office equipment	749,715	670,015
Vehicles	1,734,613	1,281,659
	38,758,444	36,224,006
Less accumulated depreciation	(6,374,305)	(3,904,861)
Total property and equipment, net	32,384,139	32,319,145

Construction in progress	18,642,061	9,123,927
Total	$51,026,200	$41,443,072

Depreciation expenses for the years ended December 31, 2010 and 2009, was $2,285,399 and $1,041,869, respectively.

As of December 31, 2010, certain buildings, with the net book value of $4,215,328, have been pledged as the collateral for loans from Shanghai Pudong Development Bank. Certain machinery and equipment, with the net book value of $13,021,828, have been pledged as the collateral for loans from China Merchants Bank.

8. Land usage right

	As of December 31,
	2010	2009
Land usage right	$2,364,248	$2,277,433
Accumulated amortization	(341,864)	(283,039)
Land usage right, net	$2,022,384	$1,994,394

As of December 31, 2010, net land usage rights were $2,022,384, of which $1,716,695 has been pledged as collaterals for the loans from Shanghai Pudong Development Bank.

The amortization expenses for the years ended December 31, 2010 and 2009 were $49,178 and $59,133, respectively.

Future amortization of land use rights is as follows:

Year	Amount
2011	$50,112
2012	50,112
2013	50,112
2014	50,112
2015	50,112
Thereafter	1,771,824
Total	$2,022,384

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

9. Other assets

Other assets in the amount of $1,233,580 are primarily comprised of value added tax (“VAT”) credit of $1,227,146. VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

10. Short-term loans

As of December 31, 2010 and 2009, the short-term loan balances represent loans that were borrowed from Shanghai Pudong Development Bank. The following table sets forth the material terms of these loans:

				Principal
Effective Date	Maturity	Type	Interest Rate (Per Annum)	December 31, 2010	December 31, 2009
06-13-2010	06-10-2011	Secured	6.372%	$3,030,303	$-
04-27-2009	04-27-2010	Secured	5.841%	-	3,809,022
05-18-2009	05-18-2010	Secured	5.841%	-	1,465,008
06-04-2009	06-04-2010	Secured	5.841%	-	1,465,008
				$3,030,303	$6,739,038

The loans are secured by certain properties and land use right of the Company, as fully described in Note 7, 8 and 11.

11. Long-term loans

As of December 31, 2010 and 2009, the following table sets forth the material terms of the long-term loans:

					Principal
Lending Bank	Effective Date	Maturity	Interest Rate (Per Annum)	Type	December 31, 2010	December 31, 2009
China Merchants Bank	01-08-2009	01-07-2017	6.237%	Secured	$11,030,303	$12,452,570
China Merchants Bank	08-20-2009	08-20-2017	6.237%	Secured	3,196,023	3,548,067
Shanghai Pudong Development Bank	04-27-2010	04-27-2013	5.94%	Secured	1,666,667	-
Shanghai Pudong Development Bank	10-14-2010	04-27-2013	5.94%	Secured	4,393,939	-
Total					$20,286,932	$16,000,637
Current Portion					$2,321,970	$2,245,125
Non-current Portion					$17,964,962	$13,755,512

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The interest rates for the two loans from China Merchants Bank are determined based on the interest rate of loans with terms over 5 years set by the People’s Bank of China plus 5% and are adjustable every six months. As of December 31, 2010, the benchmark interest rate of loans with terms over 5 years is 6.4%. The BOT franchise right of Dongtai Water and Dongtai Organic, and certain manufacturing machinery of the Company with net book value of $13,021,828 are pledged as collateral for the two loans from China Merchants Bank.  Dalian Lida Environmental Engineering Co., Ltd, which holds 20% equity interest in Dongtai Water, acts as co-guarantor for the loan from China Merchants Bank in the principal amount of $3,196,023.

On April 20, 2010, the Company entered into a long-term loan agreement with Shanghai Pudong Development Bank. Pursuant to the loan agreement, the Company may borrow up to RMB 40 million (approximately $6 million) with a maturity date of April 27, 2013. As of December 31, 2010, the Company had drawn down on the full amount of the loan agreement. The interest rate for the loan is determined based on the interest rate of loans with terms between 1 to 3 years set by the People’s Bank of China plus 10% and is adjustable every 12 months. As of December 31, 2010, the benchmark interest rate of loans with terms between 1 to 3 years is 5.85%. The loan is to be used exclusively for the construction of Dagushan Expansion Project. The loan is secured by certain properties and land use right of the Company with net book values of $4,215,328, and $1,716,695, respectively.

The long term loans from China Merchants Bank are scheduled to be repaid on installments. The following table shows the installments schedule:

Year	Amount
2011	$2,321,970
2012	3,837,121
2013	6,867,424
2014	2,321,970
2015	2,321,970
Thereafter	2,616,477
Total	$20,286,932

As of December 31, 2010, the installments amounting to $2,321,970 will be due within one year, and are classified in current liabilities.

12. Government subsidy

As of December 31, 2010 and 2009, the government subsidy consists of the followings:

	December 31, 2010	December 31, 2009
Dalian Dongtai	$2,878,788	$1,465,008
Zhuorui	1,287,360	999,071
Hunan Hanyang	3,181,818	-
Dongtai Organic	325,758	-
Total	$7,673,724	$2,464,079

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Dalian Dongtai received a government subsidy from the central government of PRC of RMB9, 000,000 (approximately $1,363,636) and RMB10, 000,000 (approximately $1,465,008) in 2010 and 2009 respectively, to support the construction of Dagushan Expansion Project.

In 2007, Zhuorui received government subsidies of RMB7, 036,000 (approximately $1,030,780), of which RMB6, 000,000 (approximately $878,966) is to be used to purchase production machinery or pay construction expenditures, and the remaining balance in the amount of  RMB1,036,000 (approximately $151,768) is granted as a reimbursement for the acquisition of land use right. In 2010, Zhuorui received government subsidies in the amount of RMB1, 886,000 (approximately $285,758), which is to be used to purchase production machinery. Government subsidy relating to land use right and buildings of $30,874 and $28,653 in 2010 and 2009, respectively, was recognized as income.

On January 27, 2010, Hunan Hanyang received a government subsidy in the amount of RMB21 million (approximately $3,181,818) from the central government of PRC, representing the first installment of a total expected government subsidy of RMB110 million (approximately $16.22 million) as a reimbursement of construction cost in the Hazardous Waste Treatment Center of Changsha City, Hunan Province.

In 2010, Dongtai Organic received government subsidies in the amount of RMB2, 150,000 (approximately $325,758) which is to be used to purchase production machinery for sludge treatment.

The subsidies are initially recorded as deferred income. Upon the completion and acceptance of the government subsidized projects, subsidies are recognized as other income over the useful lives of the related assets.

13. Restricted net assets

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
DECEMBER 31, 2010 AND 2009

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

As of December 31, 2010, amounts restricted were $10,957,584, including paid-in capital, additional paid-in capital, and statutory reserve funds of the Company’s PRC subsidiaries as determined pursuant to PRC generally accepted accounting principles.

 14. Taxation

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

As of December 31, 2010 and 2009, VAT on sales amounted to $0 and $18,607, respectively. VAT on purchases amounted to $1,227,146 and $1,055,523, respectively, which are included in Other Assets.

Income Tax

The Company is subject to the taxes in the United States at tax rate of approximately 42.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to the PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dalian Dongtai is subject to EIT at 11% for the period ended December 31, 2010. Furthermore, the PRC EIT Law stipulates that enterprises that engage in municipal sewage and sludge treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water and Dongtai Organic are entitled to a three-year EIT exemption beginning on the date they each first generated operation revenue, and an additional 50% discount on the normal rate for the next three years following the expiration of the exemption. For the period ended December 31, 2010, Dongtai Water and Dongtai Organic have benefited from the EIT exemption preference.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The components of earnings (loss) before income tax are as follows:

	For the year ended December 31
	2010	2009
PRC	$6,757,707	$2,886,496
Non-PRC	(1,041,919)	(954,890)
Earnings before income tax expense	$5,715,788	$1,931,606

Income tax expenses (benefits) recognized in the consolidated statements of operations consists of the following:
	For the year ended December 31
	2010	2009
Current	$863,957	$327,140
Deferred	(170,500)	(377,116)
Total	$693,457	$(49,976)

A reconciliation of the differences between the statutory tax rate and the effective tax rate for EIT is as follows:

	For the year ended December 31
	2010	2009
Expected taxation at PRC EIT statutory rate (25%)	$1,428,947	$482,902
Favorable tax rate	(1,218,157)	(726,785)
Tax holiday	(61,744)	(71,156)
Non-deductible expenses	70,712	86,117
Loss from companies outside PRC at different rate	(179,798)	(168,998)
Non-taxable income	(20,602)	(162,668)
Additional 50% tax deduction for qualified research and development expenses	-	(46,587)
Future tax rate difference on current timing differences	(8,551)	(82,083)
Unrecognized tax benefits (tax loss carry-forward)	682,650	639,282
Income tax expense	$693,457	$(49,976)

Deferred Taxes
The significant components changes of deferred tax benefits are as following:

	For the year ended December 31
	2010	2009
Change in allowance for doubtful accounts	$(17,384)	$(4,657)
Change in deferred sales	48,619	(105,408)
Change in unrealized gain resulted from inter-company transactions	4,326	(267,051)
Change in landfills cost	(82,541)	-
Change in trial production revenue	(123,521)	-
Total	$(170,501)	$(377,116)

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. The following represents the significant components of deferred tax assets:

	December 31, 2010	December 31, 2009
Allowance for doubtful accounts	$22,648	$4,660
Deferred sales	59,229	105,482
Unrealized gain resulted from inter-company transactions	271,950	267,239
Landfills cost	84,653	-
Trial production revenue	126,682	-
Total deferred tax assets	565,162	377,381
Less: current portion	(61,145)	-
Non-current portion	$504,017	$377,381

15. Other income

In 2010, Dongtai Organic received two subsidies from Dalian Economy and Informatization Committee, in the amount of RMB100, 000 (approximately $14,773) and RMB500, 000 (approximately $73,867). The subsidies were a reimbursement for research and development costs incurred by the Company.

In 2010, Dongtai Water received a subsidy from the Science &Technology Bureau of Dalian, in the amount of RMB500, 000 (approximately $73,867). The subsidies were a reimbursement for research and development cost incurred by the Company.

In 2010, the Company received the VAT and property tax refund from the Tax Bureau, in the amount of RMB1,134,007 (approximately $167,532).

Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectability is reasonably assured, and as the expenditures are incurred.

For the year ended 2010, the Company recognized government grants in the amount of $193,381 as revenue.

16. Settlement expense

This expense is for the settlement between the Company and a consulting firm. Details are contained in Note 17 to the financial statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

17. Shareholder’s equity

On September 27, 2008, the Company issued warrants to purchase 150,000 shares of our common stock to a placement agent as follows: 37,500 with a strike price of $3.50 per share; 37,500 with a strike price of $4.00 per share; 37,500 with a strike price of $4.50 per share; and 37,500 with a strike price of $5.00 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718 using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.6%; volatility of 120% and an expected term of 5 years. The Company recognized a stock issuance cost of $398,466.

In October 2008, the Company completed a private placement of 66 units, consisting of a total of 1,941,192 shares of common stock and common stock purchase warrants to purchase an additional 1,941,192 shares of common stock, at an aggregate offering price of $3,960,000 to 16 institutional and accredited investors.  The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act. The price per unit was $60,000. Under the subscription agreements with the investors, as amended, each unit consisted of 29,412 shares of common stock, one Class A warrant to purchase 14,706 shares of common stock exercisable until September 30, 2011 at $2.50 per share and one Class B warrant to purchase 14,706 shares of common stock exercisable until September 30, 2011 at $3.20 per share. The Company issued another 50,000 shares of common stock to the placement agent in connection with the private placement, which was recognized as stock issuance cost in the amount of $113,000.

In addition, pursuant to the Performance Escrow Agreement with the investors as amended, the major stockholder of the Company, Mr. Dong Jinqing, agreed to place a total of 444,444 shares of the Company’s common stock held by him into escrow to secure the make good obligations described below for the benefit of the investors. Under the Performance Escrow Agreement, Mr. Dong has agreed that if:

(i)
The Company’s “after tax net income” for the year ended December 31, 2009 is less than $7.25 million, and the Company’s “cash flow from operations” for the year ended December 31, 2009 is less than $5.4375 million, in each case as reported in the Company’s audited financial statements (exclusive of any charges attributable to this Performance Escrow Agreement), it will transfer to the investors, on a pro rata basis, for no additional consideration, 222,222 shares of the Company common stock owned by Mr. Dong; and

(ii)
The Company’s “after tax net income” for the year ended December 31, 2008, as reported in the Company’s audited financial statements, is less than $4.5 million (exclusive of any charges attributable to this Escrow Agreement); or the Company’s “cash flow from operations” for the year ended December 31, 2008, as reported in the Company’s audited financial statements, is less than $3.375 million (exclusive of any charges attributable to this Performance Escrow Agreement); it will transfer to the investors, on a pro rata basis, for no additional consideration, 222,222 shares of the Company’s common stock owned by Mr. Dong.

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
DECEMBER 31, 2010 AND 2009

However, in EITF No. D-110 (codified by FASB ASU No. 2010-05) dated June 18, 2009, the SEC staff has announced that when evaluating whether the presumption of compensation has been overcome, the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment, should be considered.

The Company has evaluated the terms of the Performance Escrow Agreement in connection with the subscription agreements with the investors based on the clarification in EITF No. D-110 (codified by FASB ASU No. 2010-05) and concluded that because the escrow shares would be released or distributed to the investor without regard to the continued employment of any officer of the Company, the arrangement is in substance an inducement to facilitate the private placement, rather than as compensatory.

Therefore, the Company accounted for the Performance Escrow Agreement according to its nature, following the guidance provided in FASB ASU No. 2010-05.

The Company achieved the performance goals set forth in the Performance Escrow Agreement as the Company’s “after tax net income” for the year ended December 31, 2008, as reported in the Company’s audited financial statements, was $4.76 million and the Company’s “cash flow from operations” for the year ended December 31, 2008, as reported in the Company’s audited financial statements, was $4.47 million. Accordingly, 222,222 shares of common stock held in escrow were disbursed to Mr. Dong.

For the year ended December 31, 2009, the Company did not meet the goal set forth in the Performance Escrow Agreement, and the remaining 222,222 shares of  common stock held in escrow was disbursed to the investors in the manner described in Performance Escrow Agreement and the Offering Documents. Therefore, the fair value of the shares transferred to the investors, was recorded as an expense in the Company’s financial statements with a corresponding credit to additional paid-in capital amounting to $565,050.

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

On February 8, 2010, the Company and a consulting firm, which provides business advisory and private placement services to the Company, signed a Settlement and Release Agreement (the “Settlement Agreement”) to resolve all remaining issues between them. Pursuant to the Settlement Agreement, the consulting firm will receive:

i)	62,500 shares of free-trading, unrestricted common stock of the Company.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

As of December 31, 2010, the total outstanding common shares of the Company reached to 15,336,535.

18. Equity Incentive Plan

On November 6, 2009, the Company granted to certain officers and employees non-qualified stock options to purchase 1,000,000 shares of restricted common stock under the 2006 Equity Incentive Plan (the “2006 Plan”). The options granted is for a 5-year term, commencing on the date of the grant and terminating at 5:00 pm Beijing, China time on the expiration date which is 5 years from the date of the grant. The vesting period is determined as 1/4 on the 1st anniversary of the date of grant, 1/4 on the 2nd anniversary of the date of grant, 1/4 on the 3rd anniversary of the grant and 1/4 on the 4th anniversary of the date of grant. The exercise price of the options, which was determined as the second day’s close price after the filing of 10-Q for the period ended September 30, 2009, is $1.85.

Under the 2006 Plan, stock options available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the Plan cannot exceed 10 million shares. Inasmuch as the number of outstanding shares as of January 1, 2010 was 15,274,035, the number of shares covered by the Plan increased by 1,527,403 shares to 7,197,775 shares as of December 31, 2010.

A summary of all options activity under the Plans is presented below:

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

		Options Outstanding
	Share Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2008	5,144,168	-	-
Additional shares authorized	1,526,204	-	-
Options granted	(1,000,000)	1,000,000	$1.85
Options exercised	-	-	-
Options forfeited or expired	-	-	-
Balance as of December 31, 2009	5,670,372	1,000,000	$1.85
Additional shares authorized	1,527,403	-	-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited or expired	-	-	-
Balance as of December 31, 2010	7,197,775	1,000,000	$1.85

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

19. Accumulated other comprehensive income

	As of December 31,
	2010	2009
Cumulative translation adjustment of foreign currency statements	$3,349,296	$2,326,292

20. Related parties balances and transactions

As of December 31, 2010 and 2009, the amounts due from (to) related parties were as follows:
	As of December 31,
	2010	2009
Due to Dalian Dongtai Investment Co., Ltd. (“Dongtai Investment”)	$(393,939)	$(380,902)
Due from Dalian Lida Environmental Engineering Co., Ltd. (“Dalian Lida”)	$291,552	$234,401
As of December 31, 2010, the balances with related parties are interest free, unsecured, payable or receivable on demand.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

	Years ended December 31,
	2010	2009
Net income attributable to the Company	$4,503,449	$1,959,510
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$4,503,449	$1,959,510

Weighted average number of common shares – Basic	15,330,028	15,269,062
Effect of dilutive securities:
Option	-	15,672
Warrants	-	970,596
Stock-based compensation	51,282	-
Weighted average number of common shares - Diluted	15,381,310	16,255,330

Earnings per share
Basic	$0.29	$0.13
Diluted	$0.29	$0.12

22. Change in reporting entity

Per definitive agreement and amended article of incorporation, on December 9, 2010, Dongtai contributed $60,606 (RMB 400,000) and two third parties contributed $34,848 (RMB 230,000) as additional paid-in capital in controlling subsidiary Sino-Norway EEC. As a result, Dalian Dongtai’s ownership interest in Sino-Norway EEC increased to 78%, and the noncontrolling interest accounts for the remaining 22%.

Tentatively, the third party agrees to contribute $86,363 (RMB 570,000) and Dongtai will contribute another $60,606 (400,000RMB) in 2011. By that time, the Company will own 60% of Sino-Norway EEC, and noncontrolling interest will be accounted for the remaining 40%.

The change in equity structure of Sino-Norway, and a change in reporting entity during current period does not have a material effect in the financial reporting.

23. Concentrations and risks

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
DECEMBER 31, 2010 AND 2009

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

Customer Concentration risks

The Company is subject to the customer concentration risk. Our revenue coming from Dalian municipal government accounts for 15% of total revenue in 2010. Dalian municipal government is a sole customer of the subsidiary Dongtai Water, and a major customer of the subsidiary Dongtai Organic.

24. Commitment and Contingency

Capital commitment

The Company has purchasing commitments that result from construction contracts and equipment procurement contracts signed for the development of Dagushan Expansion Project. As of December 31, 2010, the commitment information is as follows:

Construction	$2,823,034
Equipment	1,467,085
Total	$4,290,119

Zhuorui

In March 2009, Zhuorui commenced trial production. Due to unfavorable market price for Zhuorui’s final products, including chemical compounds of valuable metals, and imperfections detected in the trial production, the Company decided to suspend the trial production, in order to make improvement on the technical flow prior to market recovery. With the improvement on the technical flow, Zhuorui can generate an additional by-product, which strengthens its profitability and qualifies upgraded emission standards.

In January, 2011, the installation of new machinery and equipment was complete, and Zhuorui is now in the stage of process testing. As of the reporting date, there were no significant unexpected events incurred in the testing phase.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Despite the expected advantages and benefits of technical improvement in our equipment, there are possibilities of losses caused by unexpected events.  For example, it could take additional time and funds to accomplish the improvements, or the attempt to generate additional by-product could run into difficulties. Additionally, the unfavorable market conditions would last longer than we expect.