Form 10-Q
period 2011-03-31
China Industrial Waste Management Inc.
filed 2011-05-16
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 2-95836-NY

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3250816
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o Dalian Dongtai Industrial Waste treatment Co.
No. 1 Huaihe West Road, E-T-D-Zone, Dalian, China	116600
(Address of principal executive offices)	(Zip Code)

86-411-82595129 (China)
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2011, 15,336,535 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$5,865,833	$8,163,880
Notes receivable	220,256	86,364
Accounts receivable, net	6,328,174	5,731,847
Other receivables	731,547	359,383
Inventories	4,660,680	4,652,148
Advances to suppliers	1,552,771	1,624,433
Deferred expense	185,607	210,752
Related party receivable	344,689	291,552
Deferred tax assets	121,705	61,145
Total current assets	20,011,262	21,181,504

Long-term equity investment	152,711	151,515
Property, plant and equipment, net	32,157,991	32,384,139
Construction in progress	21,333,856	18,642,061
Land usage right, net of accumulated amortization	2,025,724	2,022,384
BOT franchise right	4,275,919	4,242,424
Deposits	77,762	77,152
Restricted cash	1,607,845	1,788,510
Other assets	1,248,308	1,233,580
Deferred tax assets	584,581	504,017
TOTAL ASSETS	$83,475,959	$82,227,286

LIABILITIES
Current liabilities
Short-term loans	$3,054,228	$3,030,303
Accounts payable	3,022,277	2,458,260
Tax payable	863,005	513,243
Advance from customers	609,005	610,508
Deferred sales	798,500	394,862
Accrued expenses	52,757	804,205
Construction projects payable	2,491,470	3,070,169
Other payable	378,459	836,141
Long-term loan-current portion	2,340,302	2,321,970
Related party payable	473,405	393,939
Total current liabilities	14,083,408	14,433,600

Long-term loans	17,758,425	17,964,962
Asset retirement obligation	585,144	571,109
Government subsidy	7,734,310	7,673,724
TOTAL LIABILITIES	40,161,287	40,643,395

Commitments and contingencies

EQUITY
Stockholders' equity of the Company
Preferred stock: par value $.001; 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized;
15,336,535 shares issued and outstanding as of
March 31, 2011 and December 31, 2010.	15,337	15,337
Additional paid-in capital	7,606,512	7,602,625
Deferred stock-based compensation	(595,833)	(653,494)
Accumulated other comprehensive income	3,610,967	3,349,296
Retained earnings	23,220,713	21,994,368
Total stockholders' equity of the Company	33,857,696	32,308,132
Noncontrolling interest	9,456,976	9,275,759
TOTAL EQUITY	43,314,672	41,583,891

TOTAL LIABILITIES AND EQUITY	$83,475,959	$82,227,286

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Revenues
Service fees	$3,777,184	$2,944,558
Sales of recycled commodities	2,288,444	1,150,283
Total revenues	6,065,628	4,094,841

Cost of revenues
Cost of service fees	1,689,096	1,028,493
Cost of recycled commodities	1,292,309	388,458
Total cost of revenues	2,981,405	1,416,951

Gross profit	3,084,223	2,677,890

Operating expenses
Selling expenses	180,441	151,624
Research and development expenses	94,608	71,486
General and administrative expenses	1,090,184	896,608
Total operating expenses	1,365,233	1,119,718

Income from operations	1,718,990	1,558,172

Other income (expense)
Interest expense	(240,325)	(225,803)
Bank interest income	7,922	-
Other income	120,788	7,167
Other expense	(3,955)	(2,520)
Settlement expense	-	(439,821)
Total other expense	(115,570)	(660,977)

Net income before income tax provision	1,603,420	897,195
Income tax provision	(269,596)	(133,001)
Net income	1,333,824	764,194

Net income attributable to the noncontrolling interest	(107,479)	(155,339)
Net income attributable to the Company	$1,226,345	$608,855

Foreign currency translation adjustment	261,671	1,532

Comprehensive income attributable to the Company	1,488,016	610,387
Comprehensive income attributable to the noncontrolling interest	181,217	155,339
Comprehensive income	$1,669,233	$765,726

Basic and diluted weighted average shares outstanding
Basic	15,336,535	15,327,507
Diluted	15,336,535	16,401,437

Basic and diluted net earnings per share
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

See notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income attributable to the Company	$1,226,345	$608,855
Adjustments to reconcile net income to net cash provided by operating activities:
Nontrolling interest	107,479	155,339
Depreciation	561,365	526,771
Amortization	12,568	15,837
Amortization of deferred stock-based compensation	57,661	57,661
Bad debt allowance	42,548	35,547
Stock and warrant issued for settlement	-	439,821
Option issued for service	3,887	-
Accretion expenses	14,035	9,155
Government subsidy recognized as income	-	(7,167)

Changes in operating assets and liabilities:
Notes receivable	(133,892)	79,307
Accounts receivable	(640,266)	(1,091,651)
Construction reimbursement receivable	-	703,933
Other receivables	(372,164)	30,073
Inventories	(8,532)	(307,645)
Advance to suppliers	(90,482)	146,118
Deferred expense	25,145	(5,142)
Other asset	(14,728)	(128,064)
Deferred tax assets	(141,124)	(8,562)
Accounts payable	564,017	255,163
Tax payable	349,762	197,810
Advance from customers	(1,503)	17,256
Accrued expense	(751,448)	(390,470)
Deferred income	403,638	(234,131)
Other payable	(457,682)	-
Net cash provided by operating activities	756,629	1,105,814

Cash flows from investing activities
Purchase of property and equipment	(60,205)	(101,464)
Construction in progress	(2,391,175)	(726,790)
Purchase of intangible assets	-	(6,871)
Due from related party	(53,137)	-
Net cash used in investing activities	(2,504,517)	(835,125)

Cash flows from financing activities
Repayment of construction project payable	(578,699)	(812,769)
Repayment of long-term loans	(346,747)	(561,174)
Proceeds from related party loan	79,466	-
Decrease in Restricted cash	180,665	-
Net cash used in financing activities	(665,315)	(1,373,943)

Effect of exchange rate on cash	115,156	(4,660)

Net decrease in cash and cash equivalents	(2,298,047)	(1,107,914)

Cash and cash equivalents, beginning of period	8,163,880	11,419,129
Cash and cash equivalents, end of period	$5,865,833	$10,311,215

Supplemental cash flow information:
Cash paid during the period for:
Interest	$400,220	$347,272
Income taxes	$-	$87,884
Non-cash investing and financing activities:
Stock and warrant issued for settlement	$-	$439,821
Transfer of construction in progress to property, plant and equipment	$21,584	$-

See Notes to Consolidated Financial Statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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
MARCH 31, 2011 AND 2010

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
MARCH 31, 2011 AND 2010

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

Foreign currency translation

As of March 31, 2011 and 2010, the accounts of the Company were maintained, and the unaudited consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such unaudited consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Matters with RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220 Comprehensive Income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

In accordance with ASC Topic 210-10-45-4 Classification of Current Assets, cash which is restricted as to withdrawal is considered a non-current asset. As of March 31, 2011 and December 31, 2010, restricted cash consists of government subsidy of $1,515,940 and $1,697,427, which is to be used exclusively on facility construction and equipment procurement. It also consists of cash held as collateral for a guarantee letter for contract execution of $76,458 and $75,757, and pledged cash for safety production requested by local government of $15,447 and $15,326, respectively, which is to be used exclusively on safety production related affairs.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

As of March 31, 2011, construction in progress is comprised of three principal components. The first component is the Centralized Hazardous Waste Treatment Center of Dalian located in Dagu Hill area (“Dagushan Expansion Project”). The Expansion Project consists of an incineration system that includes, among other things, an incinerator and its supporting facilities, warehouses, work plants and office buildings.  The second component is the production equipment of Zhuorui, including plasma furnace, fuel gas cleansing system, and dust trapper, which are in the testing phase.  The third component is the Hazardous Waste Treatment Center of Changsha, Hunan Province (“Hunan Project”), which is in the preparation phase for the commencement of construction. Construction in progress includes capitalized interest of $827,731 and $652,410 as of March 31, 2011 and December 31, 2010.

Landfills

Various costs that we incur to make a landfill ready to accept waste are capitalized. These costs generally include expenditures for land, permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with ASC Topic 410 Asset Retirement and Environmental Obligations. Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as accretion expense, which is included in our Consolidated Statements of Income and Comprehensive Income.

Amortization is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace.

Long-term equity investment

As of March 31, 2011 and December 31, 2010, long-term investment is comprised of investment in Xiangtan Luyi Dongtai Industrial Waste Treatment Co., Ltd. (“Xiangtan Dongtai”).
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Long-term equity investment-Xiangtan Dongtai	$152,711	$151,515

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
MARCH 31, 2011 AND 2010

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

Intangible assets

Intangible assets consist of land usage rights and Build-Operate-Transfer (“BOT”) franchise right.

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
MARCH 31, 2011 AND 2010

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

Deferred sales consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of March 31, 2011 and December 31, 2010, deferred sales amount to $798,500 and $394,862, respectively.

Government grants are received at a discretionary amount as determined by the local PRC government. The Company follows the guideline of the AICPA Issues Paper in accounting for grants as revenues:

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

Research and development costs

Research and development costs are expensed as incurred.

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
MARCH 31, 2011 AND 2010

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

The Company’s financial instruments consist principally of cash and cash equivalent, notes receivable, accounts receivable, inventories, advance to suppliers, accounts payable, short term loans, advance from customers, construction projects payable and accrued liabilities. The recorded values of the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company has long term debt with variable interest rate, and the variable interest rate reflect fair value.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to the PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dalian Dongtai is subject to EIT at 11% for the period ended March 31, 2010. Furthermore, Dalian Dongtai was granted a “High and New Technology Enterprise” by Chinese government, under which Dalian Dongtai was entitled to preferential tax rate of 15% for the period ended March 31, 2011.

The PRC EIT Law stipulates that enterprises that engage in municipal sewage and sludge treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water and Dongtai Organic are entitled to a three-year EIT exemption beginning on the date they each first generated operation revenue, and an additional 50% discount on the normal rate for the next three years following the expiration of the exemption. For the period ended March 31, 2011 and 2010, Dongtai Water and Dongtai Organic have benefited from the EIT exemption preference.

Statement of cash flows

In accordance with ASC Topic 230 Statement of Cash Flows, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Reclassifications

Certain reclassifications have been made in the 2010 financial statements to conform to the 2011 presentation.

Recent accounting pronouncements

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

4. Notes receivable

As of March 31, 2011 and December 31, 2010, notes receivable, with balances of $220,256 and $86,364, respectively, represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the right to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.

5. Accounts receivable

As of March 31, 2011 and December 31, 2010, the net balances of accounts receivable were $6,328,174 and $5,731,847, respectively. The following table shows the aging composition of the balance:

	March 31, 2011	December 31, 2010
Aging	(Unaudited)	(Audited)
1-3 months	$3,367,891	$3,464,368
4-6 months	1,631,489	484,177
7-12 months	660,747	1,198,449
1-2 years	788,531	723,107
over 2 years	74,445	12,736
Total	$6,523,103	$5,882,837
Allowance for doubtful accounts	(194,929)	(150,990)
Accounts receivable, net	$6,328,174	$5,731,847

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2011 and for the year ended December 31, 2010 is as follows:
	For the Three
	Months Ended	For the year Ended
	March 31, 2011	December 31, 2010
Aging	(Unaudited)	(Audited)
Beginning allowance for doubtful account	$150,990	$31,068
Additional charged to bad debt expense	42,548	118,858
Foreign currency translation adjustment	1,391	1,064
Ending allowance for doubtful accounts	$194,929	$150,990

The balances of $788,531 aging between one and two years are mainly related to two certain customers.  Management’s judgment as to the collectability of these accounts receivable is based on reputation of the two customers and the fact that the Company maintains a continuing business relationship with them. Also as of March 31, 2011, we have a balance of $686,143 in accounts payable to these two customers. Management believes that the allowance for doubtful account of 20% of the balances between one and two years is adequate.

6. Inventories

Inventories as of March 31, 2011 and December 31, 2010 consist of raw materials and recycled commodities as follows:

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Raw materials	$2,171,541	$2,129,507
Recycled commodities	2,489,139	2,522,641
	$4,660,680	$4,652,148

Raw materials are mainly comprised of waste catalyst purchased from oil refineries, chemicals served as agent in the waste treatment and recycling process, and packaging materials.

As of March 31, 2011 and December 31, 2010, the balances of waste catalyst amounted to $1,387,609 and $1,548,877, respectively. Waste catalyst purchased from oil refinery, is utilized by our subsidiary Zhuorui to produce ammonium metavanadate, molybdic acid and nickel slag. Metals contained in the waste catalyst are a scarce resource, and the demand for waste catalyst is much higher than the supply within area of our operation. As such the market value of waste catalyst is expected to remain higher than cost.

Recycled commodities are mainly comprised of metal alloys, aluminum and iron products and cupric sulfate that are produced from the treatment of industrial solid waste.

For the three months ended March 31, 2011 and for the year ended December 31, 2010, no allowance for obsolete inventories was recorded by the Company.

7. Property, plant and equipment

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Buildings	$16,356,407	$16,228,283
Machinery and equipment	20,236,166	20,045,833
Office equipment	785,794	749,715
Vehicles	1,768,252	1,734,613
	39,146,619	38,758,444
Less accumulated depreciation	(6,988,628)	(6,374,305)
Total property and equipment, net	32,157,991	32,384,139

Construction in progress	21,333,856	18,642,061
Total	$53,491,847	$51,026,200

Depreciation expenses for the three months ended March 31, 2011 and 2010, was $561,365 and $526,771, respectively.

As of March 31, 2011, certain buildings, with the net book value of $4,182,900, have been pledged as the collateral for loans from Shanghai Pudong Development Bank. Certain machinery and equipment, with the net book value of $12,818,448, have been pledged as the collateral for loans from China Merchants Bank.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

8. Land usage right

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Land usage right	$2,382,914	$2,364,248
Accumulated amortization	(357,190)	(341,864)
Land usage right, net	$2,025,724	$2,022,384

As of March 31, 2011, net land usage rights were $2,025,724, of which $1,755,967 has been pledged as collaterals for the loans from Shanghai Pudong Development Bank.

The amortization expenses for the three months ended March 31, 2011 and 2010 were $12,568 and $15,837, respectively.

Future amortization of land use rights is as follows:

Year	Amount
2011	$37,881
2012	50,508
2013	50,508
2014	50,508
2015	50,508
Thereafter	1,785,811
Total	$2,025,724

9. Other assets

Other assets in the amount of $1,248,308 are primarily comprised of value added tax (“VAT”) credit of $1,243,131. VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

10. Short-term loans

As of March 31, 2011 and December 31, 2010, the short-term loan balances represent loans that were borrowed from Shanghai Pudong Development Bank (“SPD Bank”). The following table sets forth the material terms of these loans:

				Principal
			Interest Rate	March 31, 2011	December 31, 2010
Effective Date	Maturity	Type	(Per Annum)	(Unaudited)	(Audited)
06-13-2010	06-10-2011	Secured	6.372%	$3,054,228	$3,030,303

The loans are secured by certain properties and land use right of the Company, as fully described in Note 7 and 8.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

11. Long-term loans

As of March 31, 2011 and December 31, 2010, the following table sets forth the material terms of the long-term loans:
					Principal
Lending Bank	Effective Date	Maturity	Interest Rate (Per Annum)	Type	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
China Merchants Bank	01-08-2009	12-20-2016	6.72%	Secured	$10,888,322	$11,030,303
China Merchants Bank	08-20-2009	08-20-2017	6.72%	Secured	3,101,950	3,196,023
SPD Bank	04-27-2010	04-27-2012	6.435%	Secured	1,527,114	1,515,152
SPD Bank	04-27-2010	04-27-2013	6.435%	Secured	152,711	151,515
SPD Bank	10-14-2010	04-27-2013	6.435%	Secured	4,428,630	4,393,939
Total					$20,098,727	$20,286,932
Current Portion					$2,340,302	$2,321,970
Non-current Portion					$17,758,425	$17,964,962

The interest rates for the two loans from China Merchants Bank are determined based on the interest rate of loans with terms over 5 years set by the People’s Bank of China plus 5% and are adjustable every six months. As of March 31, 2011, the benchmark interest rate of loans with terms over 5 years is 6.4%. The BOT franchise right of Dongtai Water and Dongtai Organic, and certain manufacturing machinery of the Company with net book value of $12,818,448 are pledged as collateral for the two loans from China Merchants Bank.  Dalian Lida Environmental Engineering Co., Ltd, which holds 20% equity interest in Dongtai Water, acts as co-guarantor for the loan from China Merchants Bank in the principal amount of $3,101,950.

On April 20, 2010, the Company entered into a long-term loan agreement with Shanghai Pudong Development Bank. Pursuant to the loan agreement, the Company may borrow up to RMB 40 million (approximately $6 million) with a maturity date of April 27, 2013. As of December 31, 2010, the Company had drawn down on the full amount of the loan agreement. The interest rate for the loan is determined based on the interest rate of loans with terms between 1 to 3 years set by the People’s Bank of China plus 10% and is adjustable every 12 months. As of March 31, 2011, the benchmark interest rate of loans with terms between 1 to 3 years is 5.85%. The loan is to be used exclusively for the construction of Dagushan Expansion Project. The loan is secured by certain properties and land use right of the Company with net book value of $628,930 and $1,755,967, respectively.

The long term loans from China Merchants Bank and SPD Bank are scheduled to be repaid on installments. The following table shows the installments schedule:

Year	Amount
2011	$1,755,226
2012	3,867,416
2013	6,921,644
2014	2,340,302
2015	2,340,302
Thereafter	2,873,837
Total	$20,098,727

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

As of March 31, 2011, the installments amounting to $2,340,302 will be due within one year, and are classified in current liabilities.

12. Government subsidy

As of March 31, 2011 and December 31, 2010, the government subsidy consists of the followings:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Dalian Dongtai	$2,901,517	$2,878,788
Zhuorui	1,297,525	1,287,360
Hunan Hanyang	3,206,939	3,181,818
Dongtai Organic	328,329	325,758
Total	$7,734,310	$7,673,724

Dalian Dongtai received a government subsidy from the central government of PRC of RMB9,000,000 (approximately $1,363,636) and RMB10,000,000 (approximately $1,465,008) in 2010 and 2009 respectively, to support the construction of Dagushan Expansion Project.

In 2007, Zhuorui received government subsidies of RMB7,036,000 (approximately $1,030,780), of which RMB6,000,000 (approximately $878,966) is to be used to purchase production machinery or pay construction expenditures, and the remaining balance in the amount of RMB1,036,000 (approximately $151,768) is granted as a reimbursement for the acquisition of land use right. In 2010, Zhuorui received government subsidies in the amount of RMB1,886,000 (approximately $285,758), which is to be used to purchase production machinery.

On January 27, 2010, Hunan Hanyang received a government subsidy in the amount of RMB21 million (approximately $3,181,818) from the central government of PRC, representing the first installment of a total expected government subsidy of RMB110 million (approximately $16.22 million) as a reimbursement of construction cost in the Hazardous Waste Treatment Center of Changsha City, Hunan Province.

In 2010, Dongtai Organic received government subsidies in the amount of RMB2,150,000 (approximately $325,758) which is to be used to purchase production machinery for sludge treatment.

The subsidies are initially recorded as deferred income. Upon the completion and acceptance of the government subsidized projects, subsidies are recognized as reductions to depreciation expense over the useful lives of the related assets.

13. Related parties balances and transactions

As of March 31, 2011 and December 31, 2010, the amounts due from (to) related parties were as follows:

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Due to Dalian Dongtai Investment Co., Ltd. (“Dongtai Investment”)	$(397,049)	$(393,939)
Due to Xiangtan Dongtai	(76,356)	-
Due from Dalian Lida Environmental Engineering Co., Ltd. (“Dalian Lida”)	$344,689	$291,552

As of March 31, 2011, the balances with related parties are interest free, unsecured, payable or receivable on demand.

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

	For the Three months ended March 31, 2011	For the Three months ended March 31, 2010
Net income attributable to the Company	$1,226,345	$608,855
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$1,226,345	$608,855

Weighted average number of common shares – Basic	15,336,535	15,327,507
Effect of dilutive securities:
Option	-	20,000
Warrants	-	1,053,930
Stock-based compensation	-	-
Weighted average number of common shares - Diluted	15,336,535	16,401,437

Earnings per share
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

15. Segment information

The company’s operations include two primary segments: Waste treatment and recycling and Sludge treatment equipment supply.

The Company’s two reportable segments are determined by the nature of products and services that each offer. The Waste treatment and recycling segment generates its revenues based on collecting, storing, treating, disposing and recycling industrial solid waste, treating municipal sewage and sludge and selling methane gas generated in the process of treating sludge. Sludge treatment equipment supply segment generates its revenues based on selling sludge treatment equipment and offering engineering services.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

We evaluate segment performance and allocate resources based on profit or loss. There are no intersegment sales.

For the Three months ended March 31, 2011 (Unaudited)	Waste treatment and recycling	Sludge treatment equipment supply	Other	Segment totals
Revenues	$6,065,628	-	-	$6,065,628
Segment profit/(loss)	$1,569,086	$(64,074)	$(171,188)	$1,333,824
Segment assets	$82,187,766	$1,164,601	$123,592	$83,475,959

For the Three months ended March 31, 2010 (Unaudited)	Waste treatment and recycling	Sludge treatment equipment supply	Other	Segment totals
Revenues	$4,094,841	-	-	$4,094,841
Segment profit/(loss)	$1,367,301	$(35,208)	$(567,899)	$764,194
Segment assets	$68,368,872	$1,357,368	$404,868	$70,131,108

Geographical information
As all the Company’s revenues are generated in China and the Company’s long-lived assets are all located in China, no geographical segments are presented.

Information about major customers
The Company’s sales to customers which accounted for 10% or more of its total sales for the three months ended March 31, 2011 and 2010 are as follows:

	For the Three months ended
	March 31, 2011	March 31, 2010
Customer A	736,665	914,688
Customer B	265,294	413,504
	1,001,959	1,328,192

The Company’s revenues by service and product are as follows:
	For the Three months ended
	March 31, 2011	March 31, 2010
Service Fees from
Solid waste	$2,802,617	$2,029,870
Sludge processing	728,203	585,394
Sewage processing	246,364	329,294
Total Service Fees	3,777,184	2,944,558
Sales of
Recycled materials	2,023,150	736,779
Methane gas	265,294	413,504
Total Sales of Recycled Commodities	2,288,444	1,150,283
Total Sales	$6,065,628	$4,094,841

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

16. Commitment and Contingency

Capital commitment

The Company has purchasing commitments that result from construction contracts and equipment procurement contracts signed for the development of Dagushan Expansion Project. As of March 31, 2011, the commitment information is as follows:

Construction	$2,231,686
Equipment	1,028,506
Total	$3,260,192

17. Subsequent events

In April 2011, in order to fund the construction of food waste treatment project, Dongtai Organic executed an amendment to agreement with China Merchants Bank pertaining to the loan borrowed in January 2009. The previous installment agreement described that the principal of RMB3.05 million (approximately $465,769) will be paid every quarterly until January 2017. The modified agreement depicted that the principal of RMB1.5 million (approximately $229,067) will be paid every quarterly in 2011 and 2012, and the principal of RMB3.08 million (approximately $470,451) will be paid every quarterly from 2013 to 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited combined and consolidated financial statements of the Company and the notes thereto included in this report.  This report contains forward-looking statements within the meaning of federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “may”, “will”, “should”, “anticipate,” “expect,” “intend,” “plan,” “believe,” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements are based on the current expectations of management and are subject to certain risks, uncertainties and assumptions, including those described under “Risk Factors” in the Company’s Annual Report for the year ended December 31, 2010.   In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on these forward-looking statements.

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

We are headquartered in Dalian, a city with a population of over 7 million located at the tip of the Liaodong Peninsula that serves as a large trading, industrial and financial center in northeastern China. As of March 31, 2011, we provided services to more than 800 customers located in Dalian, including Chinese and foreign companies, and the Dalian municipal government. In addition, under our Build-Operate-Transfer (BOT) contracts with the Dalian municipal government, we operate one of eight sewage treatment facilities currently operating in Dalian and the only sludge treatment facility in Dalian, which was the first BOT project to implement centralized municipal sludge treatment in China.

All of our sales for these periods were in the People’s Republic of China, or PRC.

To meet the growing demand for industrial solid waste disposal and treatment, we are constructing a new solid waste treatment facility in Dalian, which has been designated by the PRC National Development and Reform Commission, or NDRC, as one of 55 authorized hazardous waste treatment centers in China, and will be one of two such centers in Liaoning Province. The objective of the NDRC is for every province in China to have one or two such solid waste treatment facilities. Our new facility, which we call our Dagushan Expansion Project, is 90% complete and is expected to commence operations in the third quarter of 2011. Once this facility is operational, our solid waste treatment capacity is anticipated to increase to 114,000 tons annually, which is twice that of our existing capacity.

RECENT DEVELOPMENTS

Our 70%-owned subsidiary, Dalian Zhuorui Resource Recycling Co., Ltd. ("Zhuorui"), is engaged in the separation and purification of waste catalysts, which contain scarce metals, generated from the oil refinery process. As of the date of this report, Zhuorui has successfully completed trial operations and has commenced production of products including ammonium metavanadate, molybdic acid, and nickel powder. The Company expects a significant increase in the selling prices for certain products of Zhuorui and the Company may selectively sell some of its products depending on market conditions.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	2010
Revenues	$6,065,628	$4,094,841
Cost of revenues	2,981,405	1,416,951
Gross profit	3,084,223	2,677,890
Selling expenses, R&D, General and administrative expenses	1,365,233	1,119,718
Income from operations	1,718,990	1,558,172
Net income before tax provision	1,603,420	897,195
Net income for the period	$1,333,824	$764,194

Revenues

We generate revenue primarily from two sources, (i) service fees paid by solid waste customers for solid waste collection, transfer, recycling and disposal services and service fees paid by the Dalian government for sludge and sewage treatment services, and (ii) sales of recycled commodities, cupric sulfate and sales of methane derived from anaerobic fermentation of sludge. All of our sales for periods covered by this report were in the People’s Republic of China, or PRC. Revenues from service fees accounted for 62% and 72% of revenues in the three months ended March 31, 2011 and 2010, respectively.

Total revenue for the three months ended March 31, 2011 was $6,065,628, an increase of $1,970,787, or 48%, as compared to $4,094,841 for the three months ended March 31, 2010. The increase in revenue was mainly attributable to (i) the increased demand for waste disposal services from our customers, (ii) more service fees generated by our sludge treatment as it processed more sludge  in the first quarter of 2011, (iii) the increase in sales of waste iron and aluminum at favorable market price, and (iv) the addition of revenues generated from our discarded domestic appliance disposal operations commenced August 1, 2010 under a national program jointly sponsored by the PRC Ministries of Commerce, Finance and Environmental Protection.

	Three Months Ended March 31,
	2011	2010
Service Fees	$3,777,184	$2,944,558
Sales of Recycled Commodities	2,288,444	1,150,283
Total Sales	$6,065,628	$4,094,841

Service fee revenue for the three months ended March 31, 2011 was $3,777,184, which accounted for 62% of total revenues, an increase of $832,626, or 28%, over service fees of $2,944,558 for the three months ended March 31, 2010. Service fees accounted for 72% of our total revenue for the three months ended March 31, 2010.

Sales of recycled commodities for the three months ended March 31, 2011 were $2,288,444, which accounted for 38% of our total revenues, an increase of $1,138,161, or 99%, from revenues of $1,150,283 for the three months ended March 31, 2010, which accounted for 28% of our revenues for such period. The sharp increase in sales of recycled commodities was due to the significantly higher sales volume and selling price.

Cost of Revenues

Cost of revenues is primarily comprised of labor expenses (salaries, insurance and other benefits), depreciation, materials, transportation costs, rent, repair costs and other sundry expenses. Cost of revenues increased by $1,564,454, from $1,416,951 for the three months ended March 31, 2010 to $ 2,981,405 for the three months ended March 31, 2011.

	Three Months Ended March 31,
	2011	2010
Cost of Service Fees	$1,689,096	$1,028,493
Cost of Recycled Commodities	1,292,309	388,458
Total Cost	$2,981,405	$1,416,951

Costs related to providing solid waste, sewage and sludge treatment services increased by $660,603, from $1,028,493 for the three months ended March 31, 2010 to $1,689,096 for the three months ended March 31, 2011. This increase is attributed primarily to the increase in labor, transportation and repair cost associated with our industrial solid waste operations.

Costs related to producing recycled waste products increased by $903,851, from $388,458 for the three months ended March 31, 2010 to $1,292,309 for the three months ended March 31, 2011, representing an increase of 233%.  The increase is mainly due to the increased volume of recycled commodities sold to customers and the costs incurred from higher unit-purchasing prices of recyclable materials.

Gross Profit Margin

The gross profit margin for the three months ended March 31, 2011 was 51% as compared to 65% for the same period in 2010. The primary reason for the decrease in the Company’s gross profit margin is a combination of (i) the significant increase of disposal service revenue generated from our non-hazardous waste treatment in current period, and a change in the service revenue mix between hazardous waste treatment and non-hazardous waste treatment. Hazardous waste service contributes a significant higher profit margin as compared to non-hazardous waste treatment and (ii) increased labor costs, transportation costs and raw materials costs related to producing recycled waste products.

Operating Expenses

Our selling, general and administrative expenses consist primarily of salaries, freight charges, labor cost, and labor protection expenses.

	Three Months Ended March 31,
	2011	2010
Selling expenses	$180,441	$151,624
R&D expenses	94,608	71,486
General and administrative expenses	1,090,184	896,608
Total operating expenses	$1,365,233	$1,119,718

Total operating expenses for the three months ended March 31, 2011 was $1,365,233 which represents an increase of $245,515, or 22%, from $1,119,718 for the three months ended March 31, 2010. General and administrative expenses (“G&A Expenses”) increased by $193,576, or 22%, for the three months ended March 31, 2011 as compared to G&A Expenses for the three months ended March 31, 2010. Selling expenses increased by $28,817, or 19%, to $180,441 for the three months ended March 31, 2011 as compared to $151,624 for the three months ended March 31, 2010. The increase in G&A Expenses was primarily due to the increase in labor cost.

Net Income

Net income for the three months ended March 31, 2011 was $1,333,824 representing an increase of $569,630, or 75%, as compared to net income of $764,194 for the three months ended March 31, 2010. The increase was mainly attributable to the significant increase in revenues as compared to the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met capital expenditure requirements primarily through cash generated by operating activities, bank borrowings, and capital from investors in private placements of equity securities.

As of March 31, 2011, we had a working capital surplus of $5,927,854 compared to a surplus of $6,747,904 as of December 31, 2010.

As of March 31, 2011, we had cash and cash equivalents of $5,865,833 compared to $8,163,880 as of December 31, 2010, representing a decrease of $2,298,047, or 28%. The decrease was mainly due to the payment of construction cost and procurement of equipment for our Dagushan Expansion Project and Zhuorui operations.

Cash Flow

	For the Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$756,629	$1,105,814
Net cash used in investing activities	$(2,504,517)	$(835,125)
Net cash used in financing activities	$(665,315)	$(1,373,943)

Net cash provided by operating activities was $756,629 for the three months ended March 31, 2011, compared to net cash provided by operating activities in the amount of $1,105,814 for the same period in 2010. The decrease was primarily contributed to the following reasons in the first quarter of 2011: (i) the Company had a decrease in accrued expenses in the amount of $751,448. (ii) an increase in other receivables in the amount of $372,164, which served as advances to home appliances stores as required to acquire discarded electronic appliances (iii) an increase in accounts receivable in the amount of $640,266, and (iv) a decrease in other payable in the amount of $457,682, due to payment to subcontractor.

Net cash used in investing activities for the three months ended March 31, 2011 was $2,504,517, compared to net cash used in investing activities in the amount of $835,125 for the same period of 2010. The increase was mainly due to our increased investment in Dagushan Expansion Project and Zhuorui operation in the three months ended March 31, 2011 compared to the same period of 2010.

Net cash used in financing activities for the first quarter of 2011 was $665,315 compared to net cash used in financing activities in the amount of $1,373,943 for the same period of 2010. The decrease was mainly due to the following reasons: (i) in the first quarter of 2011, the payment of construction project decreased by $234,070 compared to the first quarter of 2010 (ii) less payment on certain bank loans from China Merchants Bank than in the same period of 2010 (iii)offset by proceeds from related party loan of $79,466, and (iv) Restricted cash released from government subsidized project in the amount of $180,665.

We intend to use our available funds as working capital and to expand and develop our current business operations. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or to support the operations of the combined companies. We cannot provide any assurance that any required funding will be available on terms acceptable to us, if at all.

Off Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

In April 2011, in order to fund the construction of food waste treatment project, Dongtai Organic executed an amendment to agreement with China Merchants Bank pertaining to the loan borrowed in January 2009. The previous installment agreement described that the principal of RMB3.05 million (approximately $465,769) will be paid every quarterly until January 2017. The modified agreement depicted that the principal of RMB1.5 million (approximately $229,067) will be paid every quarterly in 2011 and 2012, and the principal of RMB3.08 million (approximately $470,451) will be paid every quarterly from 2013 to 2016.

CRITICAL ESTIMATES AND ACCOUNTING POLICIES

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Dated: May 13, 2011	By:	/s/ Jinqing Dong
Name: Jinqing Dong
Title: Chairman of the Board and Chief Executive
Officer
(principal executive officer)

Dated: May 13, 2011	By:	/s/ Xin Guo
Name: Xin Guo
Title: Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.