Form 10-Q
period 2011-06-30
China Industrial Waste Management Inc.
filed 2011-08-15
CIK 763846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

As of August 9, 2011, 15,336,535 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on April 15, 2011.

The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(STATED IN US DOLLARS)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,112,182	$8,163,880
Notes receivable	286,650	86,364
Accounts receivable, net	6,349,092	5,146,994
Other receivables	1,365,367	359,383
Receivable from subsidiary's buyer	1,856,579	-
Inventories	7,000,250	4,652,148
Advances to suppliers	1,780,211	1,624,433
Deferred expense	156,745	210,752
Related party receivable	132,252	291,552
Deferred tax assets	132,457	61,145
Total current assets	26,171,785	20,596,651

Long-term investment-cost method	154,715	151,515
Property, plant and equipment, net	35,172,777	32,384,139
Construction in progress	14,710,637	18,642,061
Accounts receivable, net	778,105	584,853
Land use right, net	2,039,508	2,022,384
Build-Operate-Transfer ("BOT") franchise right	-	4,242,424
Deposits	78,967	77,152
Restricted cash	160,289	1,788,510
Deferred tax assets	682,919	504,017
Other assets	1,483,102	1,233,580
TOTAL ASSETS	$81,432,804	$82,227,286

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	$3,558,444	$3,030,303
Accounts payable	3,396,514	2,458,260
Tax payable	502,423	513,243
Advance from customers	800,658	610,508
Deferred revenue	883,050	394,862
Accrued expenses	417,635	804,205
Construction projects payable	2,434,736	3,070,169
Other payables	364,315	836,141
Long-term loan-current portion	2,958,923	2,321,970
Related party payable	529,434	393,939
Total current liabilities	15,846,132	14,433,600

Long-term bank loans	17,050,553	17,964,962
Asset retirement obligation	602,473	571,109
Deferred income-Government subsidy	4,565,182	7,673,724
TOTAL LIABILITIES	38,064,340	40,643,395

EQUITY
Stockholders' equity of the Company
Preferred stock: par value $.001; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.001; 95,000,000 shares authorized; 15,336,535 and 15,336,535 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	15,337	15,337
Additional paid-in capital	10,456,314	10,337,105
Statutory Reserves	7,801,019	7,801,019
Retained earnings	13,687,951	10,805,375
Accumulated other comprehensive income	4,068,145	3,349,296
Total stockholders' equity of the Company	36,028,766	32,308,132
Non-controlling interests	7,339,698	9,275,759
TOTAL EQUITY	43,368,464	41,583,891

TOTAL LIABILITIES AND EQUITY	$81,432,804	$82,227,286

See notes to Consolidated Financial Statements(Unaudited).

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(STATED IN US DOLLARS ) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Service fees	$5,096,403	$3,226,923	$8,873,587	$6,171,481
Sales of recycled commodities	3,247,130	1,697,657	5,535,574	2,847,940
Total revenues	8,343,533	4,924,580	14,409,161	9,019,421

Cost of revenues
Cost of service fees	2,227,935	1,228,378	3,917,031	2,256,871
Cost of recycled commodities	1,803,742	643,518	3,096,051	1,031,976
Total cost of revenues	4,031,677	1,871,896	7,013,082	3,288,847

Gross profit	4,311,856	3,052,684	7,396,079	5,730,574

Operating expenses
Selling expenses	171,894	168,680	352,335	320,304
Research and development expenses	101,929	56,114	196,537	150,722
General and administrative expenses	1,477,286	941,258	2,567,470	1,758,477
Total operating expenses	1,751,109	1,166,052	3,116,342	2,229,503

Income from operations	2,560,747	1,886,632	4,279,737	3,501,071

Other income (expense)
Interest expense	(287,309)	(209,560)	(527,634)	(449,885)
Interest income	5,088	-	13,010	-
Other income	215,154	80,425	335,942	87,592
Other expense	(330)	(14,669)	(4,285)	(1,935)
Settlement expense	-	-	-	(439,821)
Total other expense	(67,397)	(143,804)	(182,967)	(804,049)

Income from continuing operations before income taxes	2,493,350	1,742,828	4,096,770	2,697,022
Income taxes	(333,401)	(254,941)	(602,997)	(387,942)
Net income from continuing operations	2,159,949	1,487,887	3,493,773	2,309,080

Loss from operations of discontinued component-Hunan Hanyang Environmental Protection Science &Technology Co., Ltd. (including loss on disposal of $188,886 ), net of tax	(207,029)	(47,390)	(239,492)	(104,389)

Net income	1,952,920	1,440,497	3,254,281	2,204,691

Net income attributable to the non-controlling interests	(264,226)	(235,305)	(371,705)	(390,644)
Net income attributable to the Company	1,688,694	1,205,192	2,882,576	1,814,047
-Loss attributable to the Company from discontinued operation	(200,679)	(30,804)	(221,780)	(67,853)
-Income attributable to the Company from continuing operations	1,889,373	1,235,996	3,104,356	1,881,900

Foreign currency translation adjustment	457,178	183,453	718,849	184,985

Comprehensive income attributable to the Company	2,145,872	1,388,645	3,601,425	1,999,032
Comprehensive income attributable to the non-controlling interests	390,721	235,305	571,938	390,644
Comprehensive income	$2,536,593	$1,623,950	$4,173,363	$2,389,676

Basic and diluted weighted average shares outstanding
Basic	15,336,535	15,336,535	15,336,535	15,323,068
Diluted	15,336,535	17,594,787	15,336,535	17,549,633

Basic and diluted net earnings per share
Basic:
Net income	$0.11	$0.08	$0.19	$0.12
-Net income from continuing operations	$0.12	$0.08	$0.20	$0.12
-Net loss from discontinued operation	$(0.01)	$-	$(0.01)	$-

Diluted:
Net income	$0.11	$0.07	$0.19	$0.10
-Net income from continuing operations	$0.12	$0.07	$0.20	$0.10
-Net loss from discontinued operation	$(0.01)	$-	$(0.01)	$-

See notes to Consolidated Financial Statements(Unaudited).

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(STATED IN US DOLLARS) (UNAUDITED)

	China Industrial Waste Management, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Statutory Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity of the Company	Non-controlling Interest	Total
	Shares	Par Value
Balance as of December 31, 2010	15,336,535	$15,337	$10,337,105	$7,801,019	$3,349,296	$10,805,375	$32,308,132	$9,275,759	$41,583,891
Option issued for services	-	-	3,887	-	-	-	3,887	-	3,887
Amortization of deferred stock-based compensation	-	-	115,322	-	-	-	115,322	-	115,322
Disposal of a subsidiary	-	-	-	-	-	-	-	(2,518,829)	(2,518,829)
Capital contribution by minority shareholders of a subsidiary	-	-	-	-	-	-	-	10,830	10,830
Net income	-	-	-	-	-	2,882,576	2,882,576	371,705	3,254,281
Foreign currency translation adjustment	-	-	-	-	718,849	-	718,849	200,233	919,082
Balance as of June 30, 2011	15,336,535	$15,337	$10,456,314	$7,801,019	$4,068,145	$13,687,951	$36,028,766	$7,339,698	$43,368,464

See notes to Consolidated Financial Statements(Unaudited).

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS ) (UNAUDITED)

	For the Six Months ended June 30,
	2011	2010

Cash flows from operating activities:
Net income attributable to the Company	$2,882,576	$1,814,047
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-controlling interests	371,705	390,644
Depreciation	1,282,563	1,033,799
Amortization	25,290	33,286
Stock-based compensation	115,322	115,322
Deferred tax assets	(235,528)	49,665
Bad debt expense	116,568	113,486
Gain from disposal of property, plant and equipment	(1,810)	-
Loss from disposal of a subsidiary	188,886	-
Stock and warrant issued for settlement	-	439,821
Stock issued for service	3,887	-
Interest accretion expenses	19,080	18,314
Government subsidy recognized as income	(178,854)	(14,337)

Changes in operating assets and liabilities:
Notes receivable	(196,171)	201,011
Accounts receivable	(1,376,155)	(2,911,253)
Construction reimbursement receivable	-	739,586
Other receivables	(988,008)	19,998
Inventories	(2,223,878)	(429,084)
Advance to suppliers	(1,151,335)	(738,292)
Deferred expenses	53,013	(2,452)
Related party receivable	(35,260)	-
Other assets	(220,890)	124,812
Accounts payable	876,105	777,080
Tax payable	(21,352)	26,777
Advance from customers	176,587	81,622
Accrued expenses	(391,078)	(272,036)
Deferred revenue	474,308	(605,598)
Related party payable	125,707	-
Other payables	(221,851)	(65,500)
Net cash (used in) provided by operating activities	(530,573)	940,718

Cash flows from investing activities:
Investment in Xiangtan Dongtai	-	(58,604)
Purchase of property and equipment	(313,374)	(246,186)
Construction in progress	(3,275,386)	(3,202,966)
Proceed from disposal of property, plant and equipment	2,475	-
Purchase of intangible assets	-	(6,873)
Certificate of deposit	-	293,019
Cash received from a third party to acquire additional equity interest in Sino-Norway Energy Efficiency Dalian Center Co., Ltd.	10,705	-
Cash received from disposal of a subsidiary	2,375,034	-
Repayments from a related party	275,271	-
Net cash used in investing activities	(925,275)	(3,221,610)

Cash flows from financing activities
Repayment of construction project payable	(692,185)	(1,017,247)
Repayment of long-term bank loans	(697,737)	(1,122,628)
Repayment of short-term bank loan	(3,058,572)	(6,739,433)
Proceeds from short-term bank loans	3,517,357	2,930,188
Proceeds from long-term bank loan	-	1,611,604
Subsidy received from government	157,516	-
Decrease in Restricted cash	967,331	-
Net cash provided by (used in) financing activities	193,710	(4,337,516)

Effect of exchange rate changes in cash and cash equivalents	210,440	29,623

Net decrease in cash and cash equivalents	(1,051,698)	(6,588,785)

Cash and cash equivalents, beginning of period	8,163,880	11,419,129
Cash and cash equivalents, end of period	$7,112,182	$4,830,344

Supplemental cash flow information:
Cash paid during the period for:
Interest	$768,174	$660,077
Income taxes	$693,904	$304,778
Non-cash investing and financing activities:
Stock and warrant issued for settlement	$-	$439,821
Transfer of construction in progress to property, plant and equipment	$3,151,443	$-

See Notes to Consolidated Financial Statements(Unaudited).

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations

China Industrial Waste Management, Inc (the “Company”) a Nevada Corporation, incorporated on November 12, 2003, through its wholly owned, along with its indirect wholly owned and majority owned subsidiaries(the “Group”), is a leading provider of comprehensive environmental services and solutions in northeastern China. The Company currently has two primary areas of business. In its Industrial Solid Waste Treatment and Recycling business, It collects, stores, treats, transfers, disposes and recycles industrial solid waste. In its Sludge and Sewage Treatment business, the Company is licensed to treat municipal sewage generated from a designated portion of Dalian, China, as well as treat the sludge resulting from the processing of sewage routed from 14 sewage treatment facilities located in Dalian and surrounding areas. In addition, the Company recently began to offer environmental equipment supply and engineering services, which are not yet a significant contributor to its revenues, but represent an important part of its growth strategy.

The accompanying consolidated financial statements are those of the Company, its wholly owned subsidiary, Favour Group Ltd., (“Favour”) a British Virgin Islands corporation, along with its indirect wholly and majority owned subsidiaries:

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
• Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd. (“Dalian Lipp”)
• Yingkou Dongtai Industrial Waste Treatment Co., Ltd. (“Yingkou Dongtai”)
• Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. (“Hunan Hanyang”)
• Sino-Norway Energy Efficiency Dalian Center Co., Ltd. (“Sino-Norway EEC”)

Full Treasure was incorporated in June, 2008 in Hong Kong which is an investment holding company.

Dalian Dongtai was incorporated on January 9, 1991 in Dalian, Liaoning Province, the People’s Republic of China (“PRC”) and is engaged in the collection, treatment, disposal, and recycling of industrial solid wastes, and sales of recycled products, principally in Dalian and surrounding areas in Liaoning Province. Dalian Dongtai provides waste disposal solutions to more than 800 customers, including the Dalian municipal government, from facilities located in Dalian Development Area. In addition, Dalian Dongtai provides the following services to its customers:

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

Dongtai Organic was incorporated in March 2007. It operates a sludge treatment plant authorized to treat and dispose of sludge generated from sewage treatment plants located in Dalian.  The plant is the first BOT sludge treatment plant in China, with a designed treatment capacity of 600 tons per day.  The plant commenced operations in January 2010 and utilizes anaerobic fermentation technology to treat sludge.  In addition, Dongtai Organic generates revenues from the sale of methane, a by-product of the sludge treatment process.

Zhuorui was incorporated in April 2006 and is engaged in plasma arc melting, separation and purification of waste catalysts that generated during oil refinery process, treatment of industrial wastes and comprehensive utilization of waste catalysts or similar material. Zhuorui commenced operations in May 2011.

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

Yingkou Dongtai was incorporated in May 2009 to operate in the Coastal Industrial Base (the “Base”) of Yingkou City, Liaoning Province. Yingkou Dongtai plans to engage in the recycling and disposal of industrial waste, and development and production of recycling products. Yingkou Dongtai is intended to build and complete waste treatment facilities gradually as the Base develops as a commercial zone.

On October 10, 2009, Dalian Dongtai acquired a 65% equity interest in Hunan Hanyang. Hunan Hanyang was established in Hunan Province in 2004, and is licensed to engage in the business of treatment and comprehensive utilization of waste. In May 19, 2011, we signed a sale contract with an independent third party for the entire equity interest in Hunan Hanyang. The sale was completed on May 30, 2011. Please see Note 17 for more details.

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

2. Principles of consolidation and presentation

The accompanying consolidated financial statements include the accounts of the Company, its direct wholly owned subsidiary, Favour, along with its indirect wholly owned subsidiary, Full Treasure, its 90% indirect owned subsidiary, Dalian Dongtai, its 80% indirect owned subsidiary, Dongtai Water, its 70% indirect owned subsidiary, Zhuorui, its 75% indirect owned subsidiary, Dalian Lipp, its 100% indirect owned subsidiary, Yingkou Dongtai, its 80% indirect owned subsidiary, Sino-Noway EEC, and its 52% indirect owned subsidiary, Dongtai Organic. All material inter-company transactions and balances have been eliminated in the consolidation.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The unaudited interim consolidated balance sheet as of June 30, 2011, the unaudited interim consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future interim period. The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on April 15, 2011.

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

Foreign currency translation

As of June 30, 2011 and 2010, the accounts of the Company were maintained, and the unaudited consolidated financial statements were expressed in Chinese Yuan Renminbi (“RMB”). Such unaudited consolidated financial statements were translated into U.S. dollars (“USD”) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Matters with RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date; stockholders’ equity was translated at the exchange rates prevailing at the time of the transactions; revenues, costs, and expenses were translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220 Comprehensive Income.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2011	June 30, 2010
The closing RMB : USD exchange rate at	6.4635:1	6.7815:1
Average RMB : USD exchange rate for six months ended	6.5390:1	6.8255:1
Average RMB : USD exchange rate for three months ended	6.4990:1	6.8238:1

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash at banks. All are highly liquid investments with original maturities of three months or less.

Restricted cash

In accordance with ASC Topic 210-10-45-4 Classification of Current Assets, cash which is restricted as to withdrawal is considered a non-current asset. As of June 30, 2011 and December 31, 2010, restricted cash consists of government subsidy of $67,144 and $1,697,427, which is to be used exclusively on facility construction and equipment procurement. It also consists of cash held as collateral for a guarantee letter for contract execution of $77,462 and $75,757, and pledged cash for safety production requested by local government of $15,683 and $15,326, respectively, which is to be used exclusively on safety production related affairs.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company maintains an allowance for doubtful account. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of such allowance. Payment terms of sales vary from cash on delivery through a credit term of up to nine to twelve months.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its material or equipment. The advances to suppliers are interest free and unsecured.

Inventories

Inventories are stated at the lower of cost, as determined on weighted average basis or market value. Management compares the cost of inventories with the net realizable value, and an allowance is made for writing down the inventories to their net realizable value, if lower. Net realizable value represents the anticipated selling price less estimated costs of completion and distribution.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment

Property, plant and equipment (“PP&E”) are stated at cost, less accumulated depreciation and impairment loss, if any. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of PP&E, are expensed as incurred, whereas, renewals and betterments are capitalized. When PP&E are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of income.

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

As of June 30, 2011, construction in progress consists principally of the Centralized Hazardous Waste Treatment Center of Dalian located in Dagu Hill area (“Dagushan Expansion Project”). The Dagushan Expansion Project consists of an incineration system that includes, among other things, an incinerator and its supporting facilities, warehouses, work plants and office buildings. Construction in progress includes capitalized interest of $529,728 and $652,410 as of June 30, 2011 and December 31, 2010, respectively.

Landfills

Various costs that we incur to make a landfill ready to accept waste are capitalized. These costs generally include expenditures for land, permitting, excavation, liner material and installation and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with ASC Topic 410 Asset Retirement and Environmental Obligations. Interest accretion on final capping, closure and post-closure liabilities is recorded as interest accretion expense, using the effective interest method, which is included in our Consolidated Statements of Operations and Comprehensive Income.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization is recorded on a units-of-consumption basis, applying cost as rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace.

Long-term investment-cost method

As of June 30, 2011 and December 31, 2010, long-term investment is comprised of investment in Xiangtan Luyi Dongtai Industrial Waste Treatment Co., Ltd. (“Xiangtan Dongtai”).

	June 30, 2011	December 31, 2010
	(Unaudited)
Long-term equity investment-Xiangtan Dongtai	$154,715	$151,515

Xiangtan Dongtai, located in Xiangtan City, Hunan Province, was established on August 5, 2009. It is primarily engaged in treatment and disposal of industrial waste, development and sales of recycled products. Dalian Dongtai owns a 12.5% equity interest in Xiangtan Dongtai and does not have the ability to exert significant influence over Xiangtan Dongtai’s operating and financing activities, therefore, the Company applies the cost method to account for its investment.

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

Intangible assets

Intangible assets consist of land use rights.

Land use rights represent the exclusive right to the use of land during a specific contractual term. Land use rights are carried at cost and charged to expense on a straight-line basis over the respective periods of the rights or the remaining period of the rights upon acquisition.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Non-controlling interests in consolidated financial statements

The Company establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in accordance with ASC Topic 805 Business Combinations. Noncontrolling interests represent the minority owners’ 10% equity interest in Dalian Dongtai, 20% equity interest in Dongtai Water, 48% equity interest in Dongtai Organic, 30% equity interest in Zhuorui, 25% equity interest in Dalian Lipp, and 20% equity interest in Sino-Norway EEC.

Revenue recognition

In accordance with ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Deferred revenue consist of contracts for which the fees have been collected but revenue has not yet been recognized in accordance with the revenue recognition policy. As of June 30, 2011 and December 31, 2010, deferred revenue amount to $883,050 and $394,862, respectively.

Government grants are received at a discretionary amount as determined by the local PRC government. Government grants for revenues and/or expenses are recognized in other income when the related revenue or expense is recorded. Government grants for building production facilities are deferred and recognized in other income in the same manner as the production facilities are amortized.

Research and development costs

Research and development costs are expensed as incurred.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

The Company follows the guideline under ASC Topic 718 Compensation-Stock Compensation for all stock based compensation plans, including employee stock options, restricted stock and employee stock purchase plans. Stock compensation expenses are measured based on the fair value of the instrument on the grant date and are recognized on a straight-line basis over the requisite service period, which generally equals the vesting period.

Fair value measurement

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

The Company’s financial instruments consist principally of cash and cash equivalent, notes receivable, accounts receivable, inventories, advance to suppliers, accounts payable, short term loans, advance from customers, construction projects payable and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because they are short term in nature. The Company has long term debt with variable interest rate, and the variable interest rate reflects fair value.

Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or their future realization is uncertain.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to the taxes in the United States at tax rate of approximately 42.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company is subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on its net income. According to the PRC EIT Law, any joint venture with foreign investment will get EIT exemption treatment for the first two years and reduced tax rates of 9%, 10% and 11% for the third, fourth and fifth years, respectively. As a foreign investment enterprise, Dalian Dongtai is subject to EIT at 11% for the period ended June 30, 2010. Furthermore, Dalian Dongtai was granted a “High and New Technology Enterprise” by Chinese government, under which Dalian Dongtai was entitled to preferential tax rate of 15% for the period ended June 30, 2011.

The PRC EIT Law stipulates that enterprises that engage in municipal sewage and sludge treatment business are eligible for special EIT treatment. According to such rules, Dongtai Water and Dongtai Organic are entitled to a three-year EIT exemption beginning on the date they each first generated operation revenue, and an additional 50% discount on the normal rate for the next three years following the expiration of the exemption. For the period ended June 30, 2011 and 2010, Dongtai Organic has benefited from the EIT exemption preference. For the period ended June 30, 2010, Dongtai Water has benefited from the EIT exemption preference. For the period ended June 30, 2011, Dongtai Water benefits from an additional 50% discount on the normal rate of 25%.

Earnings per share

Earnings per share is calculated in accordance with ASC Topic 260 Earnings Per Share. Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants, using the treasury stock method.

Reclassifications

Certain reclassifications have been made to December 31, 2010 balance sheet to conform to the June 30, 2011 presentation. The reclassifications include: (i) Accounts receivable net of bad debt allowance aging over 1 year of $584,853 is reclassified to non current assets from current assets; (ii) Statutory reserves of $7,801,019 is presented separately from retained earnings; (iii) Deferred Stock-based compensation of $653,494 is reclassified to additional paid-in capital; (iv) Additional paid-in capital of $3,387,974 is reclassified from retained earnings.

Statutory reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, namely the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning January 1, 2006, enterprises have no further requirements to make the appropriation to the statutory public welfare fund.  The discretionary surplus reserve is a prescribed percentage approved by the shareholders. The Company does not make appropriations to the discretionary surplus reserve fund.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $7,801,019 and $7,801,019 as of June 30, 2011 and December 31, 2010, respectively.

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

4. Notes receivable

As of June 30, 2011 and December 31, 2010, notes receivable, with balances of $286,650 and $86,364, respectively, represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the right to submit request for payment to the customer’s bank earlier than the scheduled payment date. The Company will incur an interest charge and a processing fee when it submits the early payment request.

5. Other receivables

As of June 30, 2011, other receivables are mainly the transportation fees paid on behalf of the suppliers for the transportation of the discarded domestic appliances which will be received in a few months after the dismantling of the discarded domestic appliances.

6. Accounts receivable

As of June 30, 2011 and December 31, 2010, the net balances of accounts receivable were $7,127,197 and $5,731,847, respectively. The following table shows the aging composition of the balance:

	June 30, 2011	December 31, 2010
Aging	(Unaudited)
1-3 months	$4,414,211	$3,464,368
4-6 months	1,102,565	484,177
7-12 months	832,316	1,198,449
Accounts receivable, net, current	6,349,092	5,146,994

1-2 years	843,329	723,107
over 2 years	206,884	12,736
Total	$1,050,213	$735,843
Allowance for doubtful accounts	(272,108)	(150,990)
Accounts receivable, net, non-current	$778,105	$584,853

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2011 and for the year ended December 31, 2010 is as follows:

	For the Six
	Months Ended	For the year Ended
	June 30, 2011	December 31, 2010
	(Unaudited)
Beginning allowance for doubtful account	$150,990	$31,068
Additional charged to bad debt expense	116,568	118,858
Foreign currency translation adjustment	4,550	1,064
Ending allowance for doubtful accounts	$272,108	$150,990

The balances aging over one year are mainly related to two certain customers.  Management’s judgment as to the collectability of these accounts receivable is based on reputation of the two customers and the fact that the Company maintains a continuing business relationship with them. Management believes that the allowance for doubtful account of 20% of the balances between one and two years and 50% of the balances over two years is adequate.

7. Inventories

Inventories as of June 30, 2011 and December 31, 2010 consist of raw materials and recycled commodities which are valued at the lower of cost or market and consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$2,380,411	$2,129,507
Recycled commodities	4,619,839	2,522,641
	$7,000,250	$4,652,148

Raw materials are mainly comprised of waste catalyst purchased from oil refineries, chemicals served as agent in the waste treatment and recycling process, and packaging materials.

As of June 30, 2011 and December 31, 2010, the balances of waste catalyst amounted to $1,561,679 and $1,548,877, respectively. Waste catalyst purchased from oil refinery is utilized by our subsidiary Zhuorui to produce ammonium metavanadate, molybdic acid and nickel slag.

Recycled commodities are mainly comprised of metal alloys, aluminum, iron products, cupric sulfate that are produced from the treatment of industrial solid waste, ammonium metavanadate and molybdic acid.

As of June 30, 2011 and as of December 31, 2010, no allowance for obsolete inventories was recorded by the Company.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Property, plant and equipment and construction in progress

	June 30, 2011	December 31, 2010
	(Unaudited)
Buildings	$16,571,000	$16,228,283
Machinery and equipment	23,672,513	20,045,833
Office equipment	798,176	749,715
Vehicles	1,802,809	1,734,613
	42,844,498	38,758,444
Less: Accumulated depreciation	(7,671,721)	(6,374,305)
Total property and equipment, net	35,172,777	32,384,139

Construction in progress	14,710,637	18,642,061
Total	$49,883,414	$51,026,200

Depreciation expenses for the six months ended June 30, 2011 and 2010, were $1,282,563 and $1,033,799, respectively.

As of June 30, 2011, certain buildings, with the net book value of $4,171,209, have been pledged as the collateral for loans from Shanghai Pudong Development Bank. Certain machinery and equipment, with the net book value of $12,749,576, have been pledged as the collateral for loans from China Merchants Bank.

9. Land use right

	June 30,	December 31,
	2011	2010
	(Unaudited)
Land use right, at cost	$2,414,178	$2,364,248
Less: Accumulated amortization	(374,670)	(341,864)
Land use right, net	$2,039,508	$2,022,384

As of June 30, 2011, net land usage rights were $2,039,508, of which $1,756,366 has been pledged as collaterals for the loans from Shanghai Pudong Development Bank.

The amortization expenses for the six months ended June 30, 2011 and 2010 were $25,290 and $33,286, respectively.

Future amortization of land use rights is as follows:

Year	Amount
2011	$25,585
2012	51,171
2013	51,171
2014	51,171
2015	51,171
Thereafter	1,809,239
Total	$2,039,508

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Other assets

Other assets in the amount of $1,483,102 are primarily comprised of value added tax (“VAT”) credit of $1,479,413. VAT is a turnover tax levied on all units and individuals engaged in the sale of goods, the provision of processing, repair and replacement services (together referred to as "taxable labor services") and the importation of goods to the PRC.

11. Short-term bank loans

As of June 30, 2011 and December 31, 2010, the short-term bank loan balances represent loans that were borrowed from Shanghai Pudong Development Bank (“SPD Bank”). The following table sets forth the material terms of these loans:

				Principal
			Interest Rate	June 30, 2011	December 31, 2010
Effective Date	Maturity	Type	(Per Annum)	(Unaudited)
06-13-2010	06-10-2011	Secured	6.372%	$-	$3,030,303
06-28-2011	06-26-2012	Secured	7.572%	3,094,299	-
05-17-2011	05-14-2012	Secured	7.572%	464,145	-
				$3,558,444	$3,030,303

The loans are secured by certain properties and land use right of the Company, as fully described in Note 8 and 9.

12. Long-term bank loans

As of June 30, 2011 and December 31, 2010, the following table sets forth the material terms of the long-term bank loans:

					Principal
Lending Bank	Effective Date	Maturity	Interest Rate (Per Annum)	Type	June 30, 2011 (Unaudited)	December 31, 2010
China Merchants Bank	01-08-2009	12-20-2016	7.14%	Secured	$10,799,103	$11,030,303
China Merchants Bank	08-20-2009	08-20-2017	7.14%	Secured	3,021,776	3,196,023
SPD Bank	04-27-2010	04-27-2012	7.04%	Secured	1,547,149	1,515,152
SPD Bank	04-27-2010	04-27-2013	7.04%	Secured	154,715	151,515
SPD Bank	10-14-2010	04-27-2013	7.04%	Secured	4,486,733	4,393,939
Total					$20,009,476	$20,286,932
Current Portion					$2,958,923	$2,321,970
Non-current Portion					$17,050,553	$17,964,962

The interest rates for the two loans from China Merchants Bank are determined based on the interest rate of loans with terms over 5 years set by the People’s Bank of China plus 5% and are adjustable every six months. As of June 30, 2011, the benchmark interest rate of loans with terms over 5 years is 6.8%. The BOT franchise right of Dongtai Water and Dongtai Organic are pledged as collateral for the two loans from China Merchants Bank, and certain manufacturing machinery of the Company with net book value of $12,749,576 are pledged as collateral for the two loans from China Merchants Bank.  Dalian Lida Environmental Engineering Co., Ltd, which holds 20% equity interest in Dongtai Water, acts as co-guarantor for the loan from China Merchants Bank in the principal amount of $3,021,776.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interest rate for the loans from SPD bank is determined based on the interest rate of loans with terms between 1 to 3 years set by the People’s Bank of China plus 10% and is adjustable every 12 months. As of June 30, 2011, the benchmark interest rate of loans with terms between 1 to 3 years is 6.4%. The loans are to be used exclusively for the construction of Dagushan Expansion Project. The loans are secured by certain properties and land use right of the Company with net book value of $618,917 and $1,604,496, respectively.

The long term loans from China Merchants Bank and SPD Bank are scheduled to be repaid on installments. The following table shows the installments schedule:

Year	Amount
2011	$705,888
2012	2,958,923
2013	7,476,599
2014	2,835,151
2015	2,835,151
Thereafter	3,197,764
Total	$20,009,476

As of June 30, 2011, the installments amounting to $2,958,923 will be due within one year, and are classified in current liabilities.

13. Deferred income-Government subsidy

As of June 30, 2011 and December 31, 2010, the deferred income from government subsidy consists of the followings:

	June 30, 2011	December 31, 2010
	(Unaudited)
Dalian Dongtai	$2,939,583	$2,878,788
Zhuorui	1,292,961	1,287,360
Hunan Hanyang	-	3,181,818
Dongtai Organic	332,637	325,758
Total	$4,565,181	$7,673,724

Dalian Dongtai received a government subsidy from the central government of PRC of RMB9,000,000 (approximately $1,392,434) and RMB10,000,000 (approximately $1,547,149) in 2010 and 2009 respectively, to support the construction of Dagushan Expansion Project.

In 2007, Zhuorui received government subsidies of RMB7,036,000 (approximately $1,088,574), of which RMB6,000,000 (approximately $928,290) is to be used to purchase production machinery or pay construction expenditures, and the remaining balance in the amount of RMB1,036,000 (approximately $160,285) is granted as a reimbursement for the acquisition of land use right. In 2010, Zhuorui received government subsidies in the amount of RMB1,886,000 (approximately $291,792), which is to be used to purchase production machinery.

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2010, Dongtai Organic received government subsidies in the amount of RMB2,150,000 (approximately $332,637) which is to be used to purchase production machinery for sludge treatment.

The subsidies are initially recorded as deferred income. Upon the completion and acceptance of the government subsidized projects, subsidies are recognized as other income over the useful lives of the related assets.

14. Related parties balances and transactions

The related parties for which the Company had transactions during the periods presented are as follows:

Name of related parties	Relationship with the Company
Dalian Dongtai Investment Co., Ltd. (“Dongtai Investment”)	Entity controlled by Chairman & CEO Mr. Dong Jinqing
Dalian Bofa Chemical Material Co., Ltd.(“Dalian Bofa”)	Entity controlled by Chairman & CEO Mr. Dong Jinqing
Dalian Lida Environmental Engineering Co., Ltd. (“Dalian Lida”)	Entity controlled by Chairman &C EO Mr. Dong Jinqing

As of June 30, 2011 and December 31, 2010, the amounts due from (to) related parties were as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
Due to Dongtai Investment	$(402,259)	$(393,939)
Due to Dalian Bofa	(98,213)	-
Due from Dalian Lida	103,290	291,552

As of June 30, 2011, the balances with related parties are interest free, unsecured, and due and/or collectible on demand.

Related party transactions were as follows:

	For the Six months ended
	June 30, 2011	June 30, 2010
Equipment installation service provided by Dalian Lida	$132,742	$-
Raw materials purchased from Dalian Bofa	178,913	-
Sales to Dalian Lida	1,616	-

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings per share

Basic and diluted EPS are calculated as follows:

	For the Six months ended June 30, 2011	For the Six months ended June 30, 2010
Net income attributable to the Company from continuing operation	$3,104,356	$1,881,900
Net loss attributable to the Company from discontinued operation	(221,780)	(67,853)
Net income attributable to the company	2,882,576	1,814,047

Weighted average number of common shares – Basic	15,336,535	15,323,068
Effect of dilutive securities:
Option	-	20,000
Warrants	-	2,206,565
Weighted average number of common shares - Diluted	15,336,535	17,549,633

Earnings per share
Basic:
Net income	$0.19	$0.12
-Net income attributable to the company from continuing operations	0.20	0.12
-Net loss attributable to the company from discontinued operation	(0.01)	-
Diluted:
Net income	$0.19	$0.10
-Net income from continuing operations	0.20	0.10
-Net loss from discontinued operation	(0.01)	-

16. Segment information

The company’s operations include two primary segments: Waste treatment and recycling and Sludge treatment equipment supply.

The Company’s two reportable segments are determined by the nature of products and services that each offers. The Waste treatment and recycling segment generates its revenues based on collecting, storing, treating, disposing and recycling industrial solid waste, treating municipal sewage and sludge and recycled materials and selling methane gas generated in the process of treating sludge. Sludge treatment equipment supply segment generates its revenues based on selling the sludge treatment equipment and offering engineering services.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the six months ended June 30, 2011 and 2010 and for the three months ended June 30, 2011 and 2010.

For the Six months ended June 30, 2011 (Unaudited)	Waste treatment services and recycling	Sludge treatment equipment supply	Other	Segment totals
Revenues	$14,409,161	-	-	$14,409,161
Segment profit/(loss) from continuing operation	$4,009,177	$(161,100)	$(354,304)	$3,493,773
Segment assets	$80,275,737	$1,032,580	$124,487	$81,432,804

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six months ended June 30, 2010 (Unaudited)	Waste treatment services and recycling	Sludge treatment equipment supply	Other	Segment totals
Revenues	$9,019,421	-	-	$9,019,421
Segment profit/(loss) from continuing operation	$3,115,841	$(76,001)	$(730,760)	$2,309,080
Segment assets	$57,639,093	$1,323,926	$299,668	$59,262,687
Assets related to a discontinued operation	9,949,061	-	-	9,949,061
Total assets	$67,588,154	$1,323,926	$299,668	$69,211,748

For the Three months ended June 30, 2011 (Unaudited)	Waste treatment services and recycling	Sludge treatment equipment supply	Other	Segment totals
Revenues	$8,343,533	-	-	$8,343,533
Segment profit/(loss) from continuing operation	$2,440,091	$(97,026)	$(183,116)	$2,159,949

For the Three months ended June 30, 2010 (Unaudited)	Waste treatment services and recycling	Sludge treatment equipment supply	Other	Segment totals
Revenues	$4,924,580	-	-	$4,924,580
Segment profit/(loss) from continuing operation	$1,691,541	$(40,793)	$(162,861)	$1,487,887

Geographical information
As all the Company’s revenues are generated in China and the Company’s long-lived assets are all located in China, no geographical segments are presented.

Information about major customers
The Company’s sales to customers which accounted for 10% or more of its total sales for the six months ended June 30, 2011 and 2010 and for the three months ended June 30, 2011 and 2010 are as follows:

	For the Three months ended		For the Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Customer A	1,025,826	832,976	2,000,393	1,747,664

The Company’s revenues by service and product are as follows:

	For the Three months ended		For the Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service Fees from
Solid waste	$4,070,577	$2,393,947	$6,873,194	$4,423,817
Sludge processing	769,481	577,813	1,497,684	1,163,207
Sewage processing	256,345	255,163	502,709	584,457
Total Service Fees	5,096,403	3,226,923	8,873,587	6,171,481
Sales of
Recycled materials	2,918,473	1,281,919	4,941,623	2,018,698
Methane gas	328,657	415,738	593,951	829,242
Total Sales of Recycled Commodities	3,247,130	1,697,657	5,535,574	2,847,940
Total Sales	$8,343,533	$4,924,580	$14,409,161	$9,019,421

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Change in reporting entity

Per definitive agreement and amended article of incorporation, in June, 2011, Dalian Dongtai contributed additional $61,886 (RMB400,000) and a third party contributed $10,830 (RMB70,000) as additional paid-in capital in controlling subsidiary Sino-Norway EEC. The percentage of Dongtai ownership interest in Subsidiary changed to 80%, and non-controlling interest are accounted for the remaining 20%.

Tentatively, the third party agrees to contribute $77,357 (RMB 500,000) in 2011. By that time, the Company will own 60% of Sino-Norway EEC, and non-controlling interest will be accounted for the remaining 40%.

The change in equity structure of Sino-Norway, and a change in reporting entity during current period do not have a material effect in the financial reporting.

18. Discontinued operation

On May 19, 2011, the Company entered into a equity transfer agreement with an independent third party (“Transferee”) for the disposal of its 65% equity interest in Hunan Hanyang. The total price is Rmb29 million (Approximately $4.49 million). On May 24, 2011, the first payment of Rmb17 million (Approximately $2.6 million) was received. On May 30, 2011, the Hunan Hanyang shareholder’s registration with Industrial and Commerce Bureau in PRC was changed to the transferee.

The disposal was completed on May 30, 2011.

The analysis of the total loss on disposal, carrying values of the assets and liabilities disposed, and also the net cash inflow from the disposal were as follows:

Cash and cash equivalents	$227,377
Other receivable	619
Deferred expense	4,826
Property, plant and equipment, net	102,343
Construction in progress	5,438,765
BOT franchise right	4,332,018
Restricted cash	687,362
Advance from customers	(1,392)
Accrued expenses	(7,829)
Tax payable	(57)
Other payable	(261,005)
Related party payable	(77,357)
Government subsidy	(3,249,014)
Carrying values of net assets on disposal	7,196,656
Non-controlling interest	(2,518,829)
The Group’s share of carrying values of net assets	$4,677,827

Satisfied by cash	2,630,154
Satisfied by receivable	1,856,579
Total consideration	$4,486,733

Foreign exchange effect	2,208
Loss on disposal of a subsidiary	$188,886

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash inflow on disposal of a subsidiary

Cash consideration	$2,630,154
Cash and bank balances disposed of	(227,377)
Net cash inflow on disposal of a subsidiary	$2,402,777

The results of the disposed subsidiary are disclosed under discontinued operations as follows for the three and six month ended June 30, 2011 and 2010:

	For the Three month ended	For the Three month ended	For the Six month ended	For the Six month ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
General and administrative expenses	$18,143	$47,390	$50,642	$103,657
Bank interest income	-	-	(36)	-
Other expense	-	-	-	732
Loss from discontinued operations	18,143	47,390	50,606	104,389
Loss on disposal of a subsidiary	188,886	-	188,886	-
Total	$207,029	$47,390	$239,492	$104,389

19. Concentrations and risks

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Customer Concentration risks

The Company is subject to the customer concentration risk. Our revenue coming from Dalian municipal government accounts for 12% and 14% of total revenue for the three and six months ended June 30, 2011, respectively, and 17% and 19% for the three and six months ended June 30, 2010, respectively.

20. Commitment and Contingency

Capital commitment

The Company has purchasing commitments that result from construction contracts and equipment procurement contracts signed for the development of Dagushan Expansion Project. As of June 30, 2011, the commitment information is as follows:

Construction	$1,204,803
Equipment	779,556
Total	$1,984,359

Majority of these capital commitments are expected to be paid within the next twelve months.

21. Subsequent events

On July 26, 2011, Dalian Organic borrowed Rmb5 million (approximately $0.77 million) from SPD bank. The loan is due on May 14, 2012 and the interest rate is 7.872% per year.

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

The “Company”, “we,” “us,” and “our” and similar words refer to China Industrial Waste Management, Inc., and its direct and indirect, wholly-owned and partially-owned subsidiaries including (i) Favour Group Limited (“Favour”), a wholly-owned subsidiary of China Industrial Waste Management, Inc. incorporated in the British Virgin Islands; (ii) Full Treasure Investments Limited (“Full Treasure”), a wholly-owned subsidiary of Favour incorporated in Hong Kong SAR, or Special Administrative Region of the PRC; (iii) Dalian Dongtai Industrial Waste Treatment Co., Ltd. (“Dalian Dongtai”), a subsidiary organized under the laws of the PRC in which Full Treasure owns a 90% equity interest; (iv) Dongtai Water Recycling Co. Ltd., a subsidiary organized in the PRC in which Dalian Dongtai owns an 80% equity interest; (v) Dalian Zhuorui Recycling Co., Ltd., a subsidiary organized in the PRC in which Dalian Dongtai owns a 70% equity interest; (vi) Dalian Lipp Environmental Energy Engineering & Technology Co., Ltd., a subsidiary organized in the PRC in which Dalian Dongtai owns a 75% equity interest; (vii) Yingkou Dongtai Industrial Waste Treatment Co., Ltd., a subsidiary organized in the PRC wholly owned by Dalian Dongtai; (viii) Dalian Dongtai Organic Waste Treatment Co., Ltd., a subsidiary organized in the PRC in which Dalian Dongtai owns a 52% equity interest; (ix) Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. (“Hunan Hanyang”), a subsidiary organized in the PRC in which Dalian Dongtai owned a 65% equity interest as of May 30, 2011; and (x) Sino-Norway Energy Efficiency Dalian Center Co., Ltd., a subsidiary organized in the PRC in which Dalian Dongtai owns a 80% equity interest. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and “Renminbi” are to the currency of the PRC or China.

OVERVIEW

We are a leading provider of comprehensive environmental services and solutions in northeastern China. We currently have two primary areas of business. In our Industrial Solid Waste Treatment and Recycling business, we collect, store, treat, transfer, dispose and recycle industrial solid waste. In our Sludge and Sewage Treatment business, we are licensed to treat municipal sewage generated from a designated portion of Dalian, China, as well as treat the sludge resulting from the processing of sewage routed to us from 14 sewage treatment facilities located in Dalian and surrounding areas. In addition, we recently began to offer environmental equipment supply and engineering services, which are not yet a significant contributor to our revenues, but represent an important part of our growth strategy. We believe we are the largest and most technologically advanced provider of environmental services in our principal geographic market of Liaoning Province.

We are headquartered in Dalian, a city with a population of over 7 million located at the tip of the Liaodong Peninsula that serves as a large trading, industrial and financial center in northeastern China. As of June 30, 2011, we provided services to more than 800 customers located in Dalian, including Chinese and foreign companies, and the Dalian municipal government. In addition, under our Build-Operate-Transfer (BOT) contracts with the Dalian municipal government, we operate one of eight sewage treatment facilities currently operating in Dalian and the only sludge treatment facility in Dalian, which was the first BOT project to implement centralized municipal sludge treatment in China.

All of our sales for these periods were in the People’s Republic of China, or PRC.

To meet the growing demand for industrial solid waste disposal and treatment, we are constructing a new solid waste treatment facility in Dalian, which has been designated by the PRC National Development and Reform Commission, or NDRC, as one of 55 authorized hazardous waste treatment centers in China, and will be one of two such centers in Liaoning Province. The objective of the NDRC is for every province in China to have one or two such solid waste treatment facilities. Located in the Dagu Hill area of Dalian, our new Centralized Hazardous Waste Treatment Center, which we call Dagushan Expansion Project, is 95% complete and is expected to commence operations in late third quarter of 2011.  At that time our  solid waste treatment capacity is anticipated to reach 114,000 tons annually.

RECENT DEVELOPMENTS

As we reported on our Current Report on Form 8-K filed with the SEC on August 8, 2011, on May 30, 2011, Dalian Dongtai closed the sale of its entire 65% equity interest in Hunan Hanyang, a waste treatment company established under the laws of the PRC, for a total purchase price of RMB29 million (approximately $4.46 million) to Hunan Tian Kun Jia He Investment Co., Ltd., a company established under the laws of the PRC and an unrelated party of the Company.

The assets and liabilities of Hunan Hanyang as of June 30, 2011 are not included in the consolidated financial statements. The operating results of Hunan Hanyang for the period ended June 30, 2011 are included in the consolidated financial statements and have been recorded as discontinued operations in the consolidated statements of operations and comprehensive income.  The net loss of Hunan Hanyang for the period ended June 30, 2011 and 2010 is $50,606 and $104,389, respectively. The loss on the disposal of Hunan Hanyang is $188,886.

RESULTS OF OPERATIONS

Revenues

	Three months ended June 30,
	2011	2010
Revenues	$8,343,533	$4,924,580
Cost of revenues	4,031,677	1,871,896
Gross profit	4,311,856	3,052,684
Selling expenses, R&D,General and administrative expenses	1,751,109	1,166,052
Income from operations	2,560,747	1,886,632
Income from continuing operations before income taxes	2,493,350	1,742,828
Net income for the period	$1,952,920	$1,440,497

We generate revenue primarily from two sources, (i) service fees paid by customers for solid waste collection, storage, treatment, transfer, recycling and disposal services and service fees paid by the Dalian government for sludge and sewage treatment services, and (ii) sales of recycled commodities, cupric sulfate and sales of methane derived from anaerobic fermentation of sludge. Revenues from service fees accounted for 61% of our revenues for the three months ended June 30, 2011.

Total revenue for the three months ended June 30, 2011 was $8,343,533, an increase of $3,418,953, or 69%, as compared with $4,924,580 for the three months ended June 30, 2010. The increase in revenue was mainly attributable to the following two revenue sectors as set forth in the table and disclosed in the analysis below:

	Three Months Ended June 30,
	2011	2010
Service Fees	$5,096,403	$3,226,923
Sales of Recycled Commodities	3,247,130	1,697,657
Total Sales	$8,343,533	$4,924,580

Service fee revenue for the three months ended June 30, 2011 was $5,096,403, an increase of $1,869,480, or 58%, over service fees of $3,226,923 for the three months ended June 30, 2010. Service fees accounted for 61% of total revenues for the three months ended June 30, 2011, as compared to 66% of our total revenue for the same period in 2010. The increase in service fee revenue is attributable to (a) the $1,676,631, or 70% increase, in service fees generated from our industrial solid waste treatment business which was driven by the increased demand for hazardous and non-hazardous waste disposal from our existing customers due to their increased production scale and from the addition of our new customers and (b) the addition of $191,668, or 33% increase, in sludge treatment fees in the second quarter of 2011 due to the increased volume of sludge generated from sewage treatment plants in Dalian.

Sales of recycled commodities for the three months ended June 30, 2011 were $3,247,130, which accounted for 39% of our total revenues for such period, an increase of $1,549,473, or 91%, from revenues of $1,697,657 for the three months ended June 30, 2010, which accounted for 34% of our revenues for such period.  The sharp increase in sales of recycled commodities was due to (i) the significantly higher sales volume of recycled commodities we generated and sold as a result of favorable market prices; (ii) the addition of revenues generated from our discarded domestic appliance disposal operations under a national program started on August 1, 2010 (“Discarded Appliance Operations”) and  jointly sponsored by the PRC Ministries of Commerce, Finance and Environmental Protection; and (iii) the approximately $600,000 in revenues from our Zhuorui subsidiary, which  resumed operations in 2011.

	Six months ended June 30,
	2011	2010
Revenues	$14,409,161	$9,019,421
Cost of revenues	7,013,082	3,288,847
Gross profit	7,396,079	5,730,574
Selling expenses, R&D,General and administrative expenses	3,116,342	2,229,503
Income from operations	4,279,737	3,501,071
Income from continuing operations before income taxes	4,096,770	2,697,022
Net income for the period	$3,254,281	$2,204,691

Total revenue for the six months ended June 30, 2011 was $14,409,161, an increase of $5,389,740, or 60%, as compared with $9,019,421 for the six months ended June 30, 2010. The increase in revenue was mainly attributable to the following two revenue sectors as set forth in the table and disclosed in the analysis below:

	Six Months Ended June 30,
	2011	2010
Service Fees	$8,873,587	$6,171,481
Sales of Recycled Commodities	5,535,574	2,847,940
Total Sales	$14,409,161	$9,019,421

Service fees for the six months ended June 30, 2011 were $8,873,587, an increase of $2,702,106, or 44%, from $6,171,481 for the six months ended June 30, 2010. Service fees accounted for 62% of our total revenues for the six months ended June 30, 2011, as compared to 68% of our total revenues for the same period in 2010.  The increase in service fee revenue is attributable to (a) the $2,454,378, or 55% increase, in service fees generated from our industrial solid waste treatment business which was driven by the increased demand for hazardous and non-hazardous waste disposal from our existing customers due to their increased production scale and from the addition of our new customers and (b) the addition of $334,477, or 29% increase, in sludge treatment fees in the second quarter of 2011 due to the increased volume of  sludge generated from sewage treatment plants in Dalian.

Sales of recycled commodities for the six months ended June 30, 2011 were $5,535,574, an increase of $2,687,634, or 94%, from $2,847,940 for the six months ended June 30, 2010.  The sharp increase in sales of recycled commodities was due to (i) the significantly higher sales volume  of recycled commodities we generated and sold as a result of favorable market prices; (ii) the addition of revenues generated from our Discarded Appliance Operations; and (iii) the approximately $600,000 in revenues from our Zhuorui subsidiary, which resumed operations in 2011.

Cost of Revenues

Cost of revenues is primarily comprised of labor expenses (salaries, insurance and other benefits), depreciation, materials, transportation costs, rent, repair costs and other sundry expenses. Cost of revenues increased by $2,159,781, from $1,871,896 for the three months ended June 30, 2010 to $4,031,677 for the three months ended June 30, 2011.

	Three months ended June 30,
	2011	2010
Cost of service fees	$2,227,935	$1,228,378
Cost of recycled commodities	1,803,742	643,518
Total Cost	$4,031,677	$1,871,896

Costs related to providing solid waste, sewage and sludge treatment services increased by $999,557, or 81%, for the three months ended June 30, 2011, as compared to such costs for the three months ended June 30, 2010. This increase is attributed primarily to the increase in labor and transportation cost associated with our industrial solid waste operations and sewage and sludge treatment processing.

Costs related to producing recycled waste products increased by $1,160,224, from $643,518 for the three months ended June 30, 2010 to $1,803,742 for the three months ended June 30, 2011, representing an increase of 180%.  The sharp increase is mainly due to the increased volume of recycled commodities sold to customers and the costs incurred from higher unit-purchasing prices of recyclable materials.

Total costs for the three months ended June 30, 2011 increased by $2,159,781, or 115%, as compared to  the same period ended June 30, 2010.

	Six months ended June 30,
	2011	2010
Cost of service fees	$3,917,031	$2,256,871
Cost of recycled commodities	3,096,051	1,031,976
Total Cost	$7,013,082	$3,288,847

Costs related to providing solid waste, sewage and sludge treatment services increased by $1,660,160, or 74%, for the six months ended June 30, 2011, as compared to such costs for six months ended June 30, 2010. This increase is attributed primarily to the increase in labor and transportation cost associated with our industrial solid waste operations and sewage and sludge treatment processing.

Costs related to producing recycled waste products increased by $2,064,075 from $1,031,976 for the six months ended June 30, 2010 to $3,096,051 for the six months ended June 30, 2011, representing an increase of 200%. The increase is mainly due to the increased volume of recycled commodities sold to customers and the costs incurred from higher unit-purchasing prices of recyclable materials.

Total costs for the six months ended June 30, 2011 increased by $3,724,235, or 113%, as compared with the same period in2010.

Gross Profit Margin

The gross profit margin for the three months ended June 30, 2011 was 52%, as compared to 62% for the same period in 2010. The primary reason for the decrease in the Company’s gross profit margin is attributable to (i) increased treatment volume of non-hazardous waste as compared to that of hazardous waste, which has higher gross profit margin, and (ii) increased costs for labor, transportation and raw materials related to producing recycled waste products.

The gross profit margin for the six months ended June 30, 2011 was 51%, as compared to 64% for the same period in 2010. The primary reason for the decrease in the Company’s gross profit margin is attributable to (i) increased treatment volume on non-hazardous waste as compared to that of hazardous waste, which has higher gross profit margin, and (ii) increased costs for labor, transportation and raw materials related to producing recycled waste products.

Operating Expenses

Our selling, general and administrative expenses consist primarily of salaries, labor cost, and labor protection expenses.

	Three months ended June 30,
	2011	2010
Selling expenses	$171,894	$168,680
R&D expenses	101,929	56,114
General &administrative expenses	1,477,286	941,258
Total operating expenses	$1,751,109	$1,166,052

Total operating expenses for the three months ended June 30, 2011 were $1,751,109, an increase of $585,057, or 50%, from $1,166,052 for the same period in 2010. General and administrative expenses (“G&A Expenses”) increased by $536,028, or 57%, for the three months ended June 30, 2011, as compared to G&A Expenses for the same period in 2010. Selling and R&D expenses increased by $49,029, or 22%, to $273,823 for the three months ended June 30, 2011, as compared to $224,794 for the same period in 2010. The increase in selling expenses was in line with the increase in revenue and G&A Expenses and was primarily due to the increase in labor cost.

	Six months ended June 30,
	2011	2010
Selling expenses	$352,335	$320,304
R&D expenses	196,537	150,722
General &administrative expenses	2,567,470	1,758,477
Total operating expenses	$3,116,342	$2,229,503

Total operating expenses for the six months ended June 30, 2011 were $3,116,342,  an increase of $886,839, or 40%, from $2,229,503 for the same period in 2010. G&A Expenses increased by $808,993, or 46%, for the six months ended June 30, 2011, as compared to G&A Expenses for the same period in June 30, 2010. Selling and R&D expenses increased by $77,846, or 17%, to $548,872 for the six months ended June 30, 2011, as compared to $471,026 for the same period in 2010. The increase in selling expenses was in line with the increase in revenue and G&A Expenses and was primarily due to the increase in labor cost.

Income Taxes

Other than as set forth below, the Company’s PRC subsidiaries are subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on annual net income. Dalian Dongtai is our major income contributor, and as a foreign investment enterprise in PRC, it was subject to EIT at a rate of 11% for the period ended June 30, 2010. Furthermore, Dalian Dongtai was granted status as a “High and New Technology Enterprise” by the Chinese government, which entitles Dalian Dongtai to a preferential EIT rate of 15% for the period ended June 30, 2011.

For the periods ended June 30, 2011 and 2010, Dongtai Organic was exempt from the EIT under applicable PRC tax laws for sewage treatment businesses. For the period ended June 30, 2010, Dongtai Water was exempt from the EIT under an exemption preference for sewage treatment businesses. For the period ended June 30, 2011, Dongtai Water benefits from a 50% discount on the normal EIT rate of 25%.

Net Income

Net income for the three months and six months ended June 30, 2011 was $1,952,920 and $3,254,281 respectively, representing an increase of $512,423 and $1,049,590, or 36% and 48% respectively,  as compared to net income of $1,440,497 and $2,204,691 for the same periods in 2010. The increase was mainly attributable to the sharp increase in revenues which was partially offset by a sharp increase in cost of revenues as compared to the same periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met capital expenditure requirements primarily through cash generated by operating activities, bank borrowings, and capital from investors in private placements of equity securities.

Short-term loans as of June 30, 2011 were $3,558,444, as compared to $3,030,303 as of December 31, 2010. The Company paid off short-term loans due in the aggregate amount of approximately $3,058,572 (RMB20,000,000), and obtained new short-term loans in the aggregate amount of approximately $3,517,357 (RMB23,000,000) as of June 30, 2011.

Long-term loans as of June 30, 2011, including current portion, were $20,009,476, as compared to $20,286,932 as of December 31, 2010.  The Company paid off long-term loans due in the aggregate amount of approximately $697,736 (RMB4,562,500) as of June 30, 2011.

As of June 30, 2011, we had a working capital surplus of $10,325,653, as compared to working capital of $6,163,051 as of December 31, 2010.

As of June 30, 2011, we had cash and cash equivalents of $7,112,182, as compared to $8,163,880 as of December 31, 2010, representing a decrease of $1,051,698, or 13%. The decrease was mainly due to the payment of construction costs and procurement of equipment for our Dagushan Expansion Project and Zhuorui operations, which was partially offset by the cash received on the disposal of our equity interest in Hunan Hanyang.

Cash Flow

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Net cash provided by (used in) operating activities	$(530,573)	$940,718
Net cash used in investing activities	(925,275)	(3,221,610)
Net cash provided by (used in) financing activities	$193,710	$(4,337,516)

Net cash used in operating activities was $530,573 for the six months ended June 30, 2011, as compared to net cash provided by operating activities in the amount of $940,718 for the same period in 2010. The decrease was primarily contributed to the following reasons in the first half of 2011: (i) the Company had a decrease in accrued expenses in the amount of $391,078, due staff bonuses that accrued in 2010 and were paid out in 2011, (ii) an increase in other receivables in the amount of $988,008, which served as advances to home appliances stores as required to acquire discarded electronic appliances due to higher volume of purchases, (iii) an increase in accounts receivable in the amount of $1,376,155, which was in line with the increase of revenue, (iv) an increase in advances to suppliers in the aggregate amount of $1,151,335 for the purchase of raw materials, especially for waste catalyst due to higher volume of commodity purchases by customers, and (v) an increase in inventories in the amount of $2,223,878, which were the finished goods produced by Zhuorui after resuming operations in May 2011.

Net cash used in investing activities for the six months ended June 30, 2011 was $925,275, as compared to net cash used in investing activities in the amount of $3,221,610 for the same period  in 2010. The decrease in net cash used in investing activities was mainly due to the cash received on the disposal of our equity interest in Hunan Hanyang.

Net cash provided by financing activities for the six months ended June 30, 2011 was $193,710, as compared to net cash used in financing activities in the amount of $4,337,516 for the same period of 2010. The increase was mainly due to the following reasons: (i) in the first half of 2011, the payment of construction project decreased by $325,062 compared to the first half of 2010, (ii) less repayment on certain bank loans than in the same period of 2010, and (iii) restricted cash in the amount of $967,331 was released from government subsidized projects.

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

Off Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  We have disclosed in Note 3 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein.  Any material changes in  our significant accounting policies  may materially affect our results of operations and our financial position.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue for service fee is recognized in accordance with SAB104 when services are rendered to customers in accordance with a formal agreement, the price is fixed or determinable, the delivery or contractual service is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Revenue for sales of recycled commodities is recognized when the price is fixed, determinable, delivery has occurred and there is a reasonable assurance of collecting the sales proceeds.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Payment terms of sales vary from cash on delivery through a credit term of up to nine to twelve months.

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

CHINA INDUSTRIAL WASTE MANAGEMENT, INC.

Date: August 15, 2011	By:	/s/ Jinqing Dong
	Name:	Jinqing Dong
	Title:	Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: August 15, 2011	By:	/s/ Xin Guo
Name: Xin Guo
Title: Chief Financial Officer
(Principal financial officer and principal
accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Equity Transfer Agreement of Hunan Hanyang Environmental Protection Science & Technology Co., Ltd. with Hunan Tian Kun Jia He Investment Co., Ltd., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2011.

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